Form 10-K/A
period 1993-09-30
INDIANA GAS CO INC
filed 1994-01-12
CIK 50183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC.  20549

                                 FORM 10-K/A-1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1993

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 1-6494

                         INDIANA GAS COMPANY, INC.
          (Exact name of Registrant as specified in its charter)

            INDIANA                               35-0793669
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

         1630 North Meridian Street, Indianapolis, Indiana  46202
           (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code     317-926-3351

Securities registered pursuant to Section 12(b) of the Act:
                                         Name of each exchange on
   Title of each class                        which registered
         None                                          None

Securities registered pursuant to Section 12(g) of the Act:

                                  None
                             (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  X   No ___

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock-Without par value  9,080,770              November 30, 1993
        Class                 Number of shares              Date

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [NA].


Item 11.    Executive Compensation

       The information required to be shown in this part for Item 11, Executive Compensation, is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 1, 1993. The information is included in the report attached as Exhibit 99.

       Contained in the Indiana Energy proxy statement, Summary
       Compensation Table, Column C and Column D, Salary Amounts and Bonus Amounts, are compensation dollars which are allocated to subsidiaries of Indiana Energy other than Indiana Gas. The named executives received the following compensation, including Bonus, for the year ended September 30, 1993, as it relates to only Indiana Gas.

                                              1993      1992      1991
               Lawrence A. Ferger         $411,455  $397,719  $363,784
               Paul T. Baker               247,197   231,926   156,310
               Niel C. Ellerbrook          194,791   190,871   174,566
               Anthony E. Ard              145,238   134,480   123,895
               Carl L. Chapman             126,979   116,251   107,145



                                   SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INDIANA GAS COMPANY, INC.



Dated January 12, 1994                   /s/Jermone A. Benkert
                                          Jerome A. Benkert
                                          Controller