Form 10-Q
period 1993-12-31
INDIANA GAS CO INC
filed 1994-02-10
CIK 50183

SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993

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


                         317-926-3351
    (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value      9,080,770        January 31, 1994
           Class                   Number of shares          Date



                   TABLE OF CONTENTS


Part I - Financial Information

    Consolidated Balance Sheets
      at December 31, 1993 and 1992
      and September 30, 1993

    Consolidated Statements of Income
      Three Months Ended December 31, 1993 and 1992, and Twelve Months Ended December 31, 1993 and 1992

    Consolidated Statements of Cash Flows
        Three Months Ended December 31, 1993 and 1992, and Twelve Months Ended December 31, 1993 and 1992

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K



                           INDIANA GAS COMPANY, INC.
                           AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                            (Thousands - Unaudited)

                                                    December 31       September 30
                                                  1993       1992         1993
UTILITY PLANT:
    Original cost                              $786,380   $734,036     $773,174
    Less - accumulated depreciation
       and amortization                         274,366    251,676      267,629
                                                512,014    482,360      505,545

NONUTILITY PLANT - NET                              400        243          234

CURRENT ASSETS:
    Cash and cash equivalents                        20         20           20
    Accounts receivable, less reserves of
        $2,467, $2,242 and $2,055 respectively   45,836     44,323       14,231
    Accrued unbilled revenues                    42,768     32,334       10,748
    Materials and supplies - at average cost      3,753      4,144        3,710
    Liquefied petroleum gas - at average cost     1,154        893        1,019
    Gas in underground storage - at last-in,
        first-out cost                           53,064     46,683       59,534
    Recoverable gas costs                           616          -        7,453
    Prepayments and other                         1,585      1,719          296
                                                148,796    130,116       97,011

DEFERRED CHARGES:
    Unamortized debt discount and expense         6,489      6,961        6,614
    Other                                        14,970      8,591       12,254
                                                 21,459     15,552       18,868

                                               $682,669   $628,271     $621,658

                             INDIANA GAS COMPANY, INC.
                             AND SUBSIDIARY COMPANIES

                            CONSOLIDATED BALANCE SHEETS

                        SHAREHOLDER'S EQUITY AND LIABILITIES
                               (Thousands - Unaudited)

                                                      December 31      September 30
                                                    1993       1992          1993
CAPITALIZATION:
    Common stock and paid-in capital             $142,995   $102,995      $142,995
    Retained earnings                             115,460    107,872       106,104
        Total common shareholder's equity         258,455    210,867       249,099
    Long-term debt                                164,901    174,901       164,901
                                                  423,356    385,768       414,000

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                          10,000     10,000        20,000
    Notes payable                                  50,250     30,398        10,252
    Accounts payable                               50,061     55,681        41,602
    Refundable gas costs                                -     15,745             -
    Customer deposits and advance payments         14,146     14,710        13,466
    Accrued taxes                                  35,849     26,387        31,579
    Accrued interest                                5,123      5,331         3,342
    Other current liabilities                      15,175     11,439        13,441
                                                  180,604    169,691       133,682

DEFERRED CREDITS:
    Deferred income taxes (See Note 11)            55,542     54,478        56,911
    Unamortized investment tax credit              13,731     14,660        13,963
    Customer advances for construction              1,021      1,010           998
    Regulatory income tax liability (See Note 11)   4,789          -             -
    Other                                           3,626      2,664         2,104
                                                   78,709     72,812        73,976

COMMITMENTS AND CONTINGENCIES
    (See Notes 9 and 10)                                -          -             -

                                                 $682,669   $628,271      $621,658

                                     INDIANA GAS COMPANY, INC.
                                     AND SUBSIDIARY COMPANIES

                                 CONSOLIDATED STATEMENTS OF INCOME
                                      (Thousands - Unaudited)


                                               Three Months              Twelve Months
                                             Ended December 31         Ended December 31
                                             1993         1992         1993         1992
OPERATING REVENUES                       $ 151,892    $ 155,537    $ 495,633    $ 432,475
COST OF GAS                                 93,246      101,514      305,285      266,189
MARGIN                                      58,646       54,023      190,348      166,286

OPERATING EXPENSES:
    Other operation and maintenance         19,533       17,311       86,524       71,397
    Depreciation and amortization            6,912        6,580       27,138       25,499
    Income taxes                             8,998        7,949       16,865       15,085
    Taxes other than income taxes            4,309        3,762       15,075       12,719
                                            39,752       35,602      145,602      124,700

OPERATING INCOME                            18,894       18,421       44,746       41,586

OTHER INCOME - NET                             322         (189)       1,090        1,236

INCOME BEFORE INTEREST
    AND OTHER CHARGES                       19,216       18,232       45,836       42,822

INTEREST                                     4,240        4,000       16,880       14,845
OTHER                                         (180)         (70)        (432)        (274)
                                             4,060        3,930       16,448       14,571

NET INCOME                                  15,156       14,302       29,388       28,251

DIVIDENDS ON PREFERRED STOCK                     -          285            -        1,567

EARNINGS AVAILABLE FOR COMMON STOCK      $  15,156    $  14,017    $  29,388    $  26,684


                                           INDIANA GAS COMPANY, INC.
                                           AND SUBSIDIARY COMPANIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Thousands - Unaudited)

                                                              Three Months           Twelve Months
                                                            Ended December 31      Ended December 31
                                                             1993       1992        1993       1992
CASH FLOWS FROM (REQUIRED FOR)
  OPERATING ACTIVITES:
   Net income                                            $ 15,156   $ 14,302    $ 29,388   $ 28,251

   Adjustments to reconcile net income to cash
      provided from operating activities -
       Depreciation and amortization                        6,963      6,644      27,382     25,715
       Deferred income taxes                                  643        498       3,076      2,141
       Investment tax credit                                 (232)      (310)       (929)    (1,026)
                                                            7,374      6,832      29,529     26,830
       Changes in assets and liabilities -
         Receivables - net                                (63,625)   (54,527)    (11,947)   (10,651)
         Inventories                                        6,292      1,905      (6,251)   (19,766)
         Accounts payable, customer deposits,
            advance payments and other current
            liabilities                                    10,873     23,997      (2,448)    13,665
         Accrued taxes and interest                         6,051      7,207       9,254      3,248
         Recoverable/refundable gas costs                   6,837      6,075     (16,361)    14,818
         Prepayments                                       (1,289)    (1,493)        134       (146)
         Other - net                                        2,592       (492)       (536)      (303)

           Total adjustments                              (24,895)   (10,496)      1,374     27,695

             Net cash flow from (required for)
               operations                                  (9,739)     3,806      30,762     55,946

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                    -          -      40,000     10,000
    Redemption of preferred stock                               -    (20,932)          -    (20,932)
    Sale of long-term debt                                      -     35,000           -     35,000
    Reduction in long-term debt                           (10,000)         -     (10,000)   (10,594)
    Net change in short-term borrowings                    39,998        160      19,852     10,551
    Dividends                                              (5,800)    (5,336)    (21,800)   (20,869)

        Net cash flow from financing activities            24,198      8,892      28,052      3,156

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                  (14,459)   (12,900)    (58,814)   (59,303)
        Net cash flow required for investing activities   (14,459)   (12,900)    (58,814)   (59,303)

NET DECREASE IN CASH                                            -       (202)          -       (201)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                     20        222          20        221

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $     20   $     20    $     20   $     20



Indiana Gas Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements

1.  Financial Statements.
    Indiana Gas Company, Inc. and its subsidiaries, Terre
    Haute Gas Corporation (Terre Haute) and Richmond Gas
    Corporation (Richmond) which are doing business as Indiana Gas Company, Inc. (Indiana Gas), provide natural gas and transportation services to a diversified base of customers in 281 communities within the lower two-thirds of the state of Indiana.

    The interim condensed consolidated financial statements included in this report have been prepared by Indiana Gas, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as provided in such rules and regulations. Indiana Gas believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported, that all such adjustments are of a normally recurring nature, and the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Indiana Gas' latest annual report on Form 10-K.

    Because of the seasonal nature of Indiana Gas' gas distribution operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash
    Flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                          Three Months Ended    Twelve Months Ended
                              December 31           December 31
    Thousands                1993       1992       1993        1992
    Interest (net of
     amount capitalized)  $ 1,820    $   858    $14,956     $13,537
    Income taxes          $   580    $ 1,989    $10,330     $ 9,181

3.  Revenues.
    To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

4.  Gas in Underground Storage.
    Based on the cost of purchased gas during December 1993, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at December 31, 1993, by approximately $14,379,000.

5.  Refundable or Recoverable Gas Costs.
    The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates are deferred and are being recovered or refunded in accordance with procedures approved by the Indiana
    Utility Regulatory Commission (IURC).

6.  Allowance For Funds Used During Construction.
    An allowance for funds used during construction (AFUDC), which represents the cost of borrowed and equity funds used for construction purposes, is charged to construction work in progress during the period of construction and included in "Other Income - Net" and "Other" on the Consolidated Statements of Income. The current annual AFUDC rate is 7.5 percent, however, prior to September 30, 1992, a rate of 10 percent was used.

    The table below reflects the total interest capitalized and the portion of which was computed on borrowed funds and equity funds for all periods reported.

                              Three Months       Twelve Months
                           Ended December 31   Ended December 31
    Thousands                   1993    1992      1993     1992
    AFUDC - Borrowed Funds    $  231  $  134   $   676   $  490
    AFUDC - Equity Funds         189     122       553      463
    Total AFUDC Capitalized   $  420  $  256   $ 1,229   $  953

7.  Long-Term Debt.
    On October 15, 1993, $10 million of 9.30% medium-term notes were redeemed.

8.  Cash Management/Accounts Payable.
    Indiana Gas participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented. Amounts borrowed from affiliated companies as well as checks written but not cashed are reflected in accounts payable.

9.  Environmental.
    In the past, Indiana Gas and others, including its predecessors, former affiliates and/or previous landowners, operated facilities for the manufacturing of gas and storage of manufactured gas. These facilities are no longer in operation and have not been operated for many years. In the manufacture and storage of such gas, various byproducts were produced, some of which may still be present at the sites where these manufactured gas plants and storage facilities were located. While management believes those operations were conducted in accordance with the then-applicable industry standards, under currently applicable environmental laws and regulations, Indiana Gas, and the others, may now be required to take remedial action if certain materials are found at these sites.

    Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Indiana Gas has identified two sites requiring remediation and action is currently being taken. Indiana Gas' share of remediation and related costs for these two sites has been accrued. These sites are currently being reviewed by the Indiana Department of Environmental Management.

    Indiana Gas is assessing, on a site-by-site basis, whether any of the remaining 24 sites require remediation, to what extent it is required and the estimated cost of such action. Indiana Gas' share of the estimated cost of performing these site-by-site assessments has also been accrued. Indiana Gas has completed preliminary assessments (PAs) on these sites and has completed site work leading to the completion of site investigations (SIs) at 15 of these sites. Based upon the site work completed to date, Indiana Gas believes some level of contamination may be present and ground water monitoring, at a minimum, will likely be required. As a result, Indiana Gas has accrued its share of the estimated costs of ground water monitoring for all 24 sites. The total costs which may be incurred in connection with the remediation of these 24 sites, if remedial action beyond monitoring is required, cannot be determined at this time.

    Indiana Gas has nearly completed the process of identifying all potentially responsible parties (PRPs) for each site. Indiana Gas, with the help of outside counsel, has prepared estimates for its share of environmental liabilities, if they exist, at each of the sites. Indiana Gas has accrued only its proportionate share of the estimated costs, as described above, based on equitable principles derived from case law or applied by parties in achieving settlements.

    Indiana Gas does not believe it can provide an estimate of the reasonably possible total remediation costs for any site, prior to completion of the remedial investigation/ feasibility study (RI/FS) and developing some sense of the timing of the resulting potential remedial alternatives.

    Indiana Gas has notified insurance carriers of potential claims where policies may provide coverage for these environmental costs. Indiana Gas has not recorded any receivables related to recovery from insurance carriers at this time.

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with gas manufacturing activities. On February 26, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to establish and implement an ongoing ratemaking mechanism that will be designed and intended to provide for the recovery of these costs. Indiana Gas has deferred all environmental costs previously paid or accrued. These costs are approximately $10.4 million (including assessment, remediation and related costs) as of December 31, 1993.

    The impact of complying with federal, state and local environmental regulations related to former manufactured gas plant sites on Indiana Gas' financial position and results of operations is contingent upon several uncertainties. These include the cost of compliance, the impact of joint and several liability upon the magnitude of the contingency, the ratemaking treatment authorized for these items by the IURC, as well as the recovery of environmental and related costs from insurance carriers.

    Indiana Gas believes it will be successful in recovering the costs which it has incurred and may incur through rates, from other potentially responsible parties and from insurance carriers. However, there can be no assurance as to the amount or timing of any such recoveries.

10. Postretirement Benefits Other Than Pensions.
    Indiana Gas provides postretirement health care and life insurance benefits. Substantially all employees who have completed 10 years of service will become eligible for such benefits if they reach retirement age while still working for the company. The plan pays stated percentages of most reasonable and necessary medical expenses incurred by retirees, after subtracting payments by other providers and after a stated deductible has been met. These benefits, as well as similar benefits for active employees, are principally self-insured. Currently, Indiana Gas does not fund this postretirement plan.

    Effective October 1, 1993, Indiana Gas adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). SFAS 106 requires accounting for the costs of postretirement health care and life insurance benefits on the accrual basis. This means the costs of benefits paid in the future are recognized during the years that an employee provides service to Indiana Gas rather than the "pay-as-you-go" (cash) basis.

    Indiana Gas has elected to amortize the unfunded transition obligation as of October 1, 1993, of approximately $55 million over a period of 20 years.
    The estimated annual provision for postretirement benefit cost (including transition obligation amortization) is approximately $8.2 million for fiscal 1994. This compares with the projected pay-as-you-go cost of approximately $2.9 million for the same period. Prior to fiscal 1994, Indiana Gas recognized postretirement benefit costs on the pay-as-you-go (cash) basis. Postretirement benefit costs recognized for fiscal years 1993 and 1992 were approximately $2,855,000 and $2,653,000, respectively.

    The following table reconciles the plan's funded status to the accrued postretirement benefit cost as reflected on the balance sheet as of October 1, 1993:

                                                           Thousands
    Accumulated postretirement benefit obligation:
     Retirees and dependents                                $30,313
     Other fully eligible participants                        6,839
     Other active participants                               18,288
                                                             55,440
    Fair value of plan assets                                     -
    Accumulated postretirement benefit obligation
     in excess of plan assets                                55,440
    Unrecognized transition obligation                       55,440
    Accrued postretirement benefit cost                     $     -

    Net postretirement benefit cost for the three months ended December 31, 1993, consisted of the following components:

                                                           Thousands
    Service cost - benefits attributed to service during
     the period                                             $   434
    Interest cost on accumulated postretirement obligation    1,255
    Amortization of transition obligation                       866
    Net postretirement benefit cost                           2,555
    Amounts deferred pending rate recognition                 1,717
    Actual cash payments through December 31, 1993          $   838

    The assumed health care cost trend rate for medical gross eligible charges used in measuring the accumulated postretirement benefit obligation as of October 1, 1993, was 11% for fiscal 1994. This rate is assumed to decrease gradually through fiscal 2003 to 4.75% and remain at that level thereafter. A one percent increase in the assumed health cost trend rates for each future year produces approximately a $6.9 million increase in the accumulated postretirement benefit obligation as of October 1, 1993, and approximately a $884,000 increase in the annual aggregate of the service and interest cost components of net postretirement benefit cost. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25%.

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106 relating to postretirement benefits other than pensions. Through a generic order issued on December
    30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to adopt SFAS 106 for ratemaking purposes. An order is not expected until late calendar 1994. On November 12, 1993, Indiana
    Michigan Power Company (I & M) received an order from the IURC in its general rate case authorizing SFAS 106 to be adopted for ratemaking purposes. Indiana Gas continues to pursue full recovery of the costs of implementation of SFAS 106, however, no assurance can be given as to the ratemaking treatment for this issue.

11. Income Taxes.
    Effective October 1, 1993, Indiana Gas adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Indiana Gas previously used the deferred method of accounting for income taxes as prescribed by Accounting Principles Bulletin Opinion No. 11. SFAS 109 requires the use of the liability method, which effectively results in a reduction in previously provided deferred income taxes to reflect the current statutory corporate tax rate.

    Due to the effects of regulation on Indiana Gas, Indiana Gas is not permitted to recognize the effect of a tax rate change as income but is required to reduce tariff rates to return the "excess" deferred income taxes to ratepayers over the remaining life of the properties that give rise to the taxes. Therefore, the cumulative effect of a change in accounting principle upon the initial application of SFAS 109 resulted in no impact on earnings. Under SFAS 109, Indiana Gas has recorded a net regulatory liability for approximately $4.8 million on its balance sheet as of October 1, 1993, related to deferred taxes.

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
    Significant components of Indiana Gas' net deferred tax liability as of October 1, 1993, are as follows:

                                                Thousands
    Deferred tax liabilities:
     Accelerated depreciation                    $37,759
     Property basis differences                   17,347
     Deferred fuel costs                           9,528
     Take-or-pay costs                             5,102
     Acquisition adjustment                        6,904
     Other                                         1,885
    Deferred tax assets:
     Deferred investment tax credit               (5,296)
     Regulatory income tax liability              (1,815)
    Less deferred income taxes related to
     current assets and liabilities              (16,515)
    Balance at October 1, 1993                   $54,899

12. Reclassifications.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on margin or net income previously reported.


Indiana Gas Company, Inc. and Subsidiary Companies
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

                       Earnings
    Earnings available for common stock for the three- and twelve-month periods ended December 31, 1993, when compared to the same periods one year ago are listed below.

          Periods Ended December 31
          (Millions)                    1993     1992
          Three Months                 $15.2    $14.0
          Twelve Months                $29.4    $26.7

The following discussion highlights the factors contributing to these results.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended December 31, 1993, increased $4.6 million compared to the same period last year. The increase was primarily due to weather 6 percent colder than the same period last year and 2 percent colder than normal. Also contributing to the increase was the impact of the general rate increase for the entire quarter of this fiscal year as compared to approximately two months of the same period last year.

    Margin for the twelve-month period ended December 31, 1993, increased $24.1 million compared to the same period last year. The increase for the twelve-month period reflects weather 10 percent colder than the same period last year and 1 percent colder than normal. The general rate increase, which was implemented October 28, 1992, also contributed to the increase as it was in effect for the entire twelve months of the current period.

    Total system throughput (combined sales and transportation) increased 5 percent (1,587 MDth) for the first quarter of fiscal 1994 and 8 percent (8,240 MDth) for the twelve-month period ended December 31, 1993, compared to the same periods last year. Indiana Gas' rates for transportation generally provided the same margins as would have been earned had it sold the gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased remained about the same for the three-month period ended December
31, 1993, when compared to the same period one year ago.
For the twelve-month period, cost of gas per unit increased from $2.68 last year to $2.90 in the current period, primarily due to the influence of weather on the demand for gas.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made quarterly through gas cost adjustment (GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC).

                  Operating Expenses
    Operation and maintenance expenses increased approximately $2.2 million for the three-month period ended December 31, 1993, when compared to the same period one year ago. The increase is primarily attributable to increased labor and related benefits, including performance-based compensation, and the addition of new customers.

    Operation and maintenance expenses for the twelve-month period increased approximately $15.1 million compared to the same period one year ago. Higher levels of operation and maintenance activity during the last nine months of fiscal 1993 resulted in increased labor and related benefits, including performance-based compensation, services, materials and supplies, advertising, collection costs and bad debt expenses.

    Depreciation and amortization expense increased for the three- and twelve-month periods ended December 31, 1993, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes increased for the three- and twelve-month periods ended December 31, 1993, when compared to the same periods one year ago due to higher taxable income and a higher federal tax rate.

    Taxes other than income taxes increased for the three-
and twelve-month periods ended December 31, 1993, when
compared to the same periods one year ago primarily due to
increases in property tax expense resulting from higher
property tax rates and higher assessed values.   Higher
gross receipts tax expenses as a result of increased revenue also contributed to the increase in the twelve-month period.

                   Interest Expense
    Interest expense increased for the three- and twelve-month periods when compared to the same periods one year ago primarily as the result of increases in average debt outstanding slightly offset by decreases in interest rates.

Other Operating Matters

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the location of former manufactured gas plants. (See Note 9.)

     Federal Energy Regulatory Commission Matters
    In accordance with Federal Energy Regulatory Commission
(FERC) Order No. 636, Indiana Gas' pipeline service providers have made a number of filings to restructure services. On May 1, 1993, Panhandle Eastern Pipe Line
Company implemented a restructured services tariff. Texas
Eastern Transmission Company's restructured tariff was implemented June 1, 1993. Indiana Gas' remaining pipeline service providers implemented restructured services on November 1, 1993. Indiana Gas' pipeline service providers are expected to seek from customers, including Indiana Gas, recovery of certain costs related to the transition to restructured services. Those costs will include certain gas supply realignment costs and are not expected to exceed $25 million.

    Indiana Gas does not expect these matters to have a material effect on its financial position or results of operation because these costs are expected to be recovered through the GCA procedure. Indiana Gas continues to monitor developments concerning these and other pipeline issues, to participate in related negotiations, and to represent its interest in pipeline matters before FERC.

      Postretirement Benefits Other Than Pensions
    Effective October 1, 1993, Indiana Gas adopted
Statement of Financial Accounting Standards No. 106,
Employers' Accounting for Postretirement Benefits Other
Than Pensions (SFAS 106). SFAS 106 requires accounting for the costs of postretirement health care and life insurance benefits on the accrual basis. This means the costs of benefits paid in the future are recognized during the years that an employee provides service to Indiana Gas rather than the "pay-as-you-go" (cash) basis. (See Note 10.)

     In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106 relating to postretirement benefits other than pensions.
Through a generic order issued on December 30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to adopt SFAS 106 for ratemaking purposes. An order is not expected until late calendar 1994. On
November 12, 1993, Indiana Michigan Power Company (I & M) received an order from the IURC in its general rate case authorizing SFAS 106 to be adopted for ratemaking purposes. Indiana Gas continues to pursue full recovery of the costs of implementation of SFAS 106, however, no assurance can be given as to the ratemaking treatment for this issue.

                     Income Taxes
    Effective October 1, 1993, Indiana Gas adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Indiana Gas previously used the deferred method of accounting for income taxes as prescribed by Accounting Principles Bulletin Opinion No. 11. SFAS 109 requires the use of the liability method, which effectively results in a reduction in previously provided deferred income taxes to reflect the current statutory corporate tax rate.

    Due to the effects of regulation on Indiana Gas, Indiana Gas is not permitted to recognize the effect of a tax rate change as income but is required to reduce tariff rates to return the "excess" deferred income taxes to ratepayers over the remaining life of the properties that give rise to the taxes. Therefore, the cumulative effect of a change in accounting principle upon the initial application of SFAS 109 resulted in no impact on earnings.

Liquidity and Capital Resources

    New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. For the twelve months ended December 31, 1993, Indiana Gas' capital expenditures totaled $58.8 million. Of this amount, 63 percent was provided by funds generated internally (net income plus charges not requiring funds less dividends). Capital expenditures for fiscal
1994 are estimated at $51.4 million of which $14.5 million have been expended during the three-month period ended
December 31, 1993.

    Indiana Gas' goal is to fund internally approximately
75 percent of its construction program. Capitalization objectives for Indiana Gas are 55-65 percent common equity and 35-45 percent long-term debt. This will help Indiana
Gas to maintain its high creditworthiness. The senior debt of Indiana Gas is currently rated Aa3 by Moody's Investors
Service and AA- by Standard & Poor's Corporation and Duff &
Phelps.

    On October 15, 1993, $10 million of 9.30% medium-term notes were redeemed.

    The nature of Indiana Gas' business creates large short-term cash working capital requirements primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage and construction expenditures until permanently financed. Short-term borrowings tend to be greatest during the heating season when accounts receivable and unbilled utility revenues are at their highest. Depending on cost, commercial paper or bank lines of credit are used as sources of short-term financing. Indiana Gas' commercial paper is rated P-1 by Moody's and A-1+ by Standard &
Poor's. Long-term financial strength and flexibility require maintaining throughput volumes, controlling costs and, if absolutely necessary, securing timely increases in rates to recover costs and provide a fair and reasonable return to shareholders.


Indiana Gas Company, Inc. and Subsidiary Companies
Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K

           None


                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INDIANA GAS COMPANY, INC.
                                        Registrant



Dated February 10, 1994         /s/Niel C. Ellerbrook
                                Niel C. Ellerbrook
                                Senior Vice President
                                and Chief Financial Officer



Dated February 10, 1994         /s/Jerome A. Benkert
                                Jerome A. Benkert
                                Controller