Form 10-Q
period 1994-03-31
INDIANA GAS CO INC
filed 1994-05-12
CIK 50183

SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value    9,080,770        April 30, 1994
            Class                Number of shares        Date

                   TABLE OF CONTENTS

                                                       Page
                                                      Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at March 31, 1994 and 1993
      and September 30, 1993

    Consolidated Statements of Income
      Three Months Ended March 31, 1994 and 1993,
      Six Months Ended March 31, 1994 and 1993, and Twelve Months Ended March 31, 1994 and 1993

    Consolidated Statements of Cash Flows
      Six Months Ended March 31, 1994 and 1993, and Twelve Months Ended March 31, 1994 and 1993

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 4 - Submission of Matters to a Vote of
             Security Holders

    Item 6 - Exhibits and Reports on Form 8-K


                           INDIANA GAS COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                            (Thousands - Unaudited)

                                                           March 31       September 30
                                                       1994       1993        1993
UTILITY PLANT:
    Original cost                                   $797,925   $745,668      $773,174
    Less - accumulated depreciation
       and amortization                              279,539    258,500       267,629
                                                     518,386    487,168       505,545

NONUTILITY PLANT - NET                                   398        240           234

CURRENT ASSETS:
    Cash and cash equivalents                          8,020     14,880            20
    Accounts receivable, less reserves of
        $3,215, $3,787 and $2,055  respectively       65,584     50,157        14,231
    Accrued unbilled revenues                         19,778     15,065        10,748
    Materials and supplies - at average cost           4,023      4,195         3,710
    Liquefied petroleum gas - at average cost            881        843         1,019
    Gas in underground storage - at last-in,
        first-out cost                                21,256     15,177        59,534
    Recoverable gas costs                                  -          -         7,453
    Prepayments and other                              1,050      1,264           296
                                                     120,592    101,581        97,011

DEFERRED CHARGES:
    Unamortized debt discount and expense              6,363      6,875         6,614
    Other                                             14,813     10,865        12,254
                                                      21,176     17,740        18,868

                                                    $660,552   $606,729      $621,658


                                   INDIANA GAS COMPANY, INC.
                                   AND SUBSIDIARY COMPANIES

                                  CONSOLIDATED BALANCE SHEETS

                              SHAREHOLDER'S EQUITY AND LIABILITIES
                                    (Thousands - Unaudited)

                                                           March 31        September 30
                                                       1994       1993          1993
CAPITALIZATION:
    Common stock and paid-in capital                $142,995   $102,995      $142,995
    Retained earnings                                131,400    120,380       106,104
        Total common shareholder's equity            274,395    223,375       249,099
    Long-term debt                                   164,901    174,901       164,901
                                                     439,296    398,276       414,000

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                             10,000     10,000        20,000
    Notes payable                                          -          -        10,252
    Accounts payable                                  42,030     53,976        41,602
    Refundable gas costs                              25,093     20,538             -
    Customer deposits and advance payments             1,756      2,296        13,466
    Accrued taxes                                     41,537     29,419        31,579
    Accrued interest                                   3,012      3,287         3,342
    Other current liabilities                         18,012     16,063        13,441
                                                     141,440    135,579       133,682
DEFERRED CREDITS:
    Deferred income taxes (See Note 11)               56,184     54,975        56,911
    Unamortized investment tax credit                 13,499     14,429        13,963
    Customer advances for construction                   983        988           998
    Regulatory income tax liability (See Note 11)      4,789          -             -
    Other                                              4,361      2,482         2,104
                                                      79,816     72,874        73,976

COMMITMENTS AND CONTINGENCIES
    (See Notes 9 and 10)                                   -          -             -

                                                    $660,552   $606,729      $621,658


                             INDIANA GAS COMPANY, INC.
                             AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME
                              (Thousands - Unaudited)



                                                Three Months               Six Months
                                               Ended March 31            Ended March 31
                                             1994         1993         1994         1993
OPERATING REVENUES                       $ 195,672    $ 178,256    $ 347,564    $ 333,793
COST OF GAS                                122,239      109,851      215,485      211,365
MARGIN                                      73,433       68,405      132,079      122,428

OPERATING EXPENSES:
    Other operation and maintenance         23,244       25,140       42,777       42,451
    Depreciation and amortization            7,358        6,651       14,270       13,231
    Income taxes                            13,120       10,064       22,118       18,013
    Taxes other than income taxes            5,081        4,932        9,390        8,694
                                            48,803       46,787       88,555       82,389

OPERATING INCOME                            24,630       21,618       43,524       40,039

OTHER INCOME - NET                           1,189          150        1,511          (39)

INCOME BEFORE INTEREST
    AND OTHER CHARGES                       25,819       21,768       45,035       40,000

INTEREST                                     4,043        4,229        8,283        8,229
OTHER                                           36          (69)        (144)        (139)
                                             4,079        4,160        8,139        8,090

NET INCOME                                  21,740       17,608       36,896       31,910

DIVIDENDS ON PREFERRED STOCK                     -            -            -          285

EARNINGS AVAILABLE FOR COMMON STOCK      $  21,740    $  17,608    $  36,896    $  31,625



                             INDIANA GAS COMPANY, INC.
                             AND SUBSIDIARY COMPANIES

                         CONSOLIDATED STATEMENTS OF INCOME
                              (Thousands - Unaudited)



                                                                        Twelve Months
                                                                        Ended March 31
                                                                      1994         1993
OPERATING REVENUES                                                 $ 513,049    $ 462,162
COST OF GAS                                                          317,673      286,627
MARGIN                                                               195,376      175,535

OPERATING EXPENSES
    Other operation and maintenance                                   84,628       74,351
    Depreciation and amortization                                     27,845       26,096
    Income taxes                                                      19,921       16,434
    Taxes other than income taxes                                     15,224       14,128
                                                                     147,618      131,009

OPERATING INCOME                                                      47,758       44,526

OTHER INCOME - NET                                                     2,129        1,082

INCOME BEFORE INTEREST AND OTHER                                      49,887       45,608

INTEREST                                                              16,694       15,149
OTHER                                                                   (327)        (277)
                                                                      16,367       14,872

NET INCOME                                                            33,520       30,736

DIVIDENDS ON PREFERRED STOCK                                               -        1,140

EARNINGS AVAILABLE FOR COMMON STOCK                                $  33,520    $  29,596



                                     INDIANA GAS COMPANY, INC.
                                     AND SUBSIDIARY COMPANIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Thousands - Unaudited)

                                                                      Six Months           Twelve Months
                                                                    Ended March 31         Ended March 31
                                                                   1994       1993        1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 36,896   $ 31,910    $ 33,520   $ 30,736

   Adjustments to reconcile net income to cash
      provided from operating activities -
       Depreciation and amortization                             14,370     13,359      28,074     26,325
       Deferred income taxes                                      1,286        996       3,221      2,208
       Investment tax credit                                       (465)      (542)       (930)    (1,045)
                                                                 15,191     13,813      30,365     27,488
       Changes in assets and liabilities -
         Receivables - net                                      (60,383)   (43,092)    (20,140)    (3,608)
         Inventories                                             38,103     33,410      (5,945)    (3,691)
         Accounts payable, customer deposits,
            advance payments and other
            current liabilities                                  (6,711)    14,502     (10,537)    21,373
         Accrued taxes and interest                               9,628      8,195      11,843      1,386
         Recoverable/refundable gas costs                        32,546     10,868       4,555      5,797
         Prepayments                                               (754)    (1,038)        214       (192)
         Other - net                                              2,883     (2,181)      1,850     (3,346)

           Total adjustments                                     30,503     34,477      12,205     45,207

             Net cash flow from operations                       67,399     66,387      45,725     75,943

CASH FLOWS FROM (REQUIRED FOR)
    FINANCING ACTIVITIES:
    Issuance of common stock                                          -          -      40,000     10,000
    Redemption of preferred stock                                     -    (20,932)          -    (20,932)
    Sale of long-term debt                                            -     35,000           -     35,000
    Reduction in long-term debt                                 (10,000)         -     (10,000)   (10,562)
    Net change in short-term borrowings                         (10,252)   (30,238)          -          -
    Dividends                                                   (11,600)   (10,436)    (22,500)   (20,942)
        Net cash flow from (required for) financing activities  (31,852)   (26,606)      7,500     (7,436)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                        (27,547)   (25,123)    (60,085)   (55,452)
        Net cash flow required for investing activities         (27,547)   (25,123)    (60,085)   (55,452)

NET INCREASE (DECREASE) IN CASH                                   8,000     14,658      (6,860)    13,055

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                           20        222      14,880      1,825

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  8,020   $ 14,880    $  8,020   $ 14,880


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

2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash
    Flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                               Three Months Ended  Six Months Ended  Twelve Months Ended
                                    March 31           March 31           March 31
    Thousands                    1994      1993    1994       1993     1994       1993
    Interest (net of
      amount capitalized)     $  5,987  $ 5,829   $  7,807  $  6,687  $15,114   $13,250
    Income taxes              $ 10,500  $ 8,550   $ 11,080  $ 10,539  $12,280   $14,031

3.  Revenues.
    To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

4.  Gas in Underground Storage.
    Based on the cost of purchased gas during March 1994, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at March 31, 1994, by approximately $3,317,000.
5.  Refundable or Recoverable Gas Costs.
    The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates are deferred and are being recovered or refunded in accordance with procedures approved by the Indiana
    Utility Regulatory Commission (IURC).

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

                               Three Months Ended    Six Months Ended     Twelve Months Ended
                                    March 31             March 31               March 31
    Thousands                   1994       1993      1994       1993        1994        1993
    AFUDC-Borrowed
        Funds                  $   13     $  133   $   244    $   267     $   556      $   506
    AFUDC-Equity
        Funds                      11        109       200        231         455          460
    Total AFUDC
        Capitalized            $   24     $  242   $   444    $   498     $ 1,011      $   966

    AFUDC amounts for the six- and twelve-month periods ended March 31, 1994, are considered more representative than the three months ended March
    31, 1994, due to an adjustment in the most recent quarter.

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

    Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Indiana Gas is currently undertaking remediation at two sites. Indiana Gas' share of remediation and related costs for these two sites has been accrued. These sites are currently being reviewed by the Indiana Department of Environmental Management.

    Indiana Gas is assessing, on a site-by-site basis, whether any of the remaining 24 sites require remediation, to what extent it is required and the estimated cost of such action. Indiana Gas' share of the estimated cost of performing these site-by-site assessments has also been accrued. Indiana Gas has completed preliminary assessments (PAs) on these sites and has completed site work for site investigations
    (SIs) at 15 of these sites. Based upon the site work completed to date, Indiana Gas believes some level of contamination may be present and ground water monitoring, at a minimum, will likely be required. As a result, Indiana Gas has accrued its share of the estimated costs of ground water monitoring for all 24 sites. The total costs which may be incurred in connection with the remediation of these 24 sites, if remedial action beyond monitoring is required, cannot be determined at this time.

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

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with gas manufacturing activities. On February 26, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to establish and implement an ongoing ratemaking mechanism that will be designed and intended to provide for the recovery of these costs. An order is not expected until later in calendar 1994. Indiana Gas has deferred all environmental costs previously paid or accrued. These costs are approximately $10.4 million (including assessment, remediation and related costs) as of March 31, 1994.

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

    Net postretirement benefit cost for the three months and six months ended March 31, 1994, consisted of the following components:

                                                  Three Months       Six Months
    Thousands                                    Ended March 31    Ended March 31
    Service cost - benefits attributed to service
        during the period                          $    310           $    744
    Interest cost on accumulated postretirement
        obligation                                      894              2,149
    Amortization of transition obligation               617              1,483
    Net postretirement benefit cost                   1,821              4,376
    Amounts deferred pending rate recognition           935              2,652
    Actual cash payments                           $    886            $ 1,724


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

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106 relating to postretirement benefits other than pensions. Through a generic order issued on December
    30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to adopt SFAS 106 for ratemaking purposes. An order is not expected until later in calendar 1994. On November 12, 1993, Indiana
    Michigan Power Company (I & M) received an order from the IURC in its general rate case authorizing SFAS 106 to be adopted for ratemaking purposes. Indiana Gas continues to pursue full recovery of the costs of implementation of SFAS 106, however, no assurance can be given as to the ratemaking treatment for this issue.

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

Indiana Gas Company, Inc. and Subsidiary Companies
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

                       Earnings
    Earnings available for common stock for the three-, six- and twelve-month periods ended March 31, 1994, when compared to the same periods one year ago are listed below.


            Periods Ended March 31
            (Millions)                 1994      1993
            Three Months              $21.7     $17.6
            Six Months                $36.9     $31.6
            Twelve Months             $33.5     $29.6

The following discussion highlights the factors contributing to these results.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended March 31, 1994, increased
$5.0 million compared to the same period last year. The increase was primarily due to weather 6 percent colder than the same period last year and 4 percent colder than normal. Additional residential and commercial customers also contributed to the increase.

    Margin for the six-month period ended March 31, 1994, increased $9.7 million compared to the same period last year. The increase for the six-month period reflects weather 6 percent colder than the same period last year and 3 percent colder than normal. Additional residential and commercial customers, as well as the general rate increase which was implemented October 28, 1992, also contributed to the increase.

    Margin for the twelve-month period ended March 31, 1994, increased $19.8 million compared to the same period last year. The increase for the twelve-month period is attributable to the general rate increase which was implemented October 28, 1992, weather 5 percent colder than the same period last year and 4 percent colder than normal, as well as additional residential and commercial customers.

    Total system throughput (combined sales and transportation) increased 7 percent (3,198 MDth) for the second quarter of fiscal 1994, 6 percent (4,785 MDth) for the six-month period, and 6 percent (6,931 MDth) for the twelve-month period ended March 31, 1994, compared to the same periods last year. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs.
Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased increased to $3.19 for the three-month period ended March 31, 1994, compared to $2.60 for the same period one year ago. For the six-month period, cost of gas per unit increased to $3.12 in the current period compared to $2.82 for the same period last year. For the twelve-month period, cost of gas per unit increased to $3.07 in the current period compared to $2.64 for the same period last year.
Significant factors in the changes include the influence of weather on the demand for gas and the increased fixed costs per unit associated with pipeline rate cases and the restructuring prescribed by Federal Energy Regulatory
Commission Order No. 636.  (See Federal Energy Regulatory
Commission Matters.)

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made quarterly through gas cost adjustment (GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC).

                  Operating Expenses
    Operation and maintenance expenses decreased approximately $1.9 million for the three-month period ended March 31, 1994, when compared to the same period one year ago. The decrease is primarily attributable to lower provisions for uncollectible accounts and health insurance claims, offset somewhat by increased labor costs and the addition of new customers.

    Operation and maintenance expenses for the six-month period increased slightly compared to the same period one year ago. Higher labor costs and related benefits, including performance-based compensation, and the addition of new customers were offset by lower provisions for uncollectible accounts and health insurance claims.

    Operation and maintenance expenses for the twelve-month period increased approximately $10.3 million compared to the same period one year ago. The increase is attributable to increased labor and related benefits, including performance-based compensation and contract labor, as well as costs related to the addition of new customers. The increase in labor is primarily due to additional operating and maintenance projects in the last half of fiscal 1993 which had been deferred in fiscal years 1991 and 1992 because of very warm weather during those years.

    Depreciation and amortization expense increased for the three-, six- and twelve-month periods ended March 31, 1994, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes increased for the three-, six- and twelve-month periods ended March 31, 1994, when compared to the same periods one year ago due to higher taxable income and a higher federal tax rate.

    Taxes other than income taxes increased for the three-
, six- and twelve-month periods ended March 31, 1994, when compared to the same periods one year ago primarily due to higher gross receipts tax expenses resulting from increased revenue. Increased property tax expense, as a result of higher property tax rates and higher assessed values, also contributed to the increase for the six- and twelve-month periods.

                   Interest Expense
    Interest expense increased for the twelve-month period ended March 31, 1994, when compared to the same period one year ago primarily as the result of an increase in average debt outstanding slightly offset by a decrease in interest rates. Interest expense for the three- and six-month periods remained approximately the same when compared to the same periods one year ago.

Other Operating Matters

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the location of former manufactured gas plants. (See Note 9.)

     Federal Energy Regulatory Commission Matters
    In accordance with Federal Energy Regulatory Commission
(FERC) Order No. 636, Indiana Gas' pipeline service providers have made a number of filings to restructure services. On May 1, 1993, Panhandle Eastern Pipe Line
Company implemented a restructured services tariff. Texas
Eastern Transmission Company's restructured tariff was implemented June 1, 1993. Indiana Gas' remaining pipeline service providers implemented restructured services on November 1, 1993. Indiana Gas' pipeline service providers have begun to seek from customers, including Indiana Gas, recovery of certain costs related to the transition to restructured services. Those costs will include certain gas supply realignment costs and are not expected to exceed $25 million.

    In February 1994, Indiana Gas included certain transition costs in a routine quarterly gas cost adjustment
(GCA) filing with the IURC. As part of that proceeding, Indiana Gas was given authority to pass the Account 191 component of such costs through to ratepayers and to employ deferred accounting for all other components of transition costs pending the IURC's consideration of Indiana Gas' request for authority to recover those costs. Indiana Gas' proposal regarding the recovery of the remaining components of transition costs, primarily gas supply realignment costs, will be evaluated and ruled upon by the IURC later this summer. The pending issues concern cost allocation among customers and whether the remaining components of transition costs are recoverable through the GCA or alternatively, through base rates.

    Indiana Gas believes these costs will be recoverable and does not expect these matters to have a material effect on its financial position or results of operation. Indiana
Gas continues to monitor developments concerning these and other pipeline issues, to participate in related negotiations and to represent its interest in pipeline matters before FERC.

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

      In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106 relating to postretirement benefits other than pensions.
Through a generic order issued on December 30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to adopt SFAS 106 for ratemaking purposes. An order is not expected until later in calendar 1994. On
November 12, 1993, Indiana Michigan Power Company (I & M) received an order from the IURC in its general rate case authorizing SFAS 106 to be adopted for ratemaking purposes. Indiana Gas continues to pursue full recovery of the costs of implementation of SFAS 106, however, no assurance can be given as to the ratemaking treatment for this issue.

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

Liquidity and Capital Resources

    New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. For the twelve months ended March 31, 1994, Indiana Gas' capital expenditures totaled $60.1 million.
Of this amount, 69 percent was provided by funds generated internally (net income plus charges not requiring funds less dividends). Capital expenditures for fiscal 1994 are estimated at $51.4 million of which $27.5 million have been expended during the six-month period ended March 31, 1994.

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

Indiana Gas Company, Inc. and Subsidiary Companies
Part II - Other Information

Item 4.    Submission of Matters to a Vote of Security-
Holders

   At the annual meeting of shareholders of Indiana Gas
Company, Inc. on January 10, 1994, (the "Annual
Meeting"), the shareholders elected the following directors by the vote specified opposite each director's name:

                                                                         Broker
Director            Votes For (1)       Votes Withheld   Abstentions    Non-Vote
Duane M. Amundson    9,080,770                -              -              -
Howard J. Cofield    9,080,770                -              -              -
Niel C. Ellerbrook   9,080,770                -              -              -
Loren K. Evans       9,080,770                -              -              -


(1) All outstanding shares of Indiana Gas' common stock are held by its parent company, Indiana Energy, Inc.

   The terms of the other eight board members, Gerald
L. Bepko, Lawrence A. Ferger, Anton H. George, James C.
Shook, Paul T. Baker, Otto N. Frenzel III,
Don E. Marsh and Richard P. Rechter will expire in
January 1995 or January 1996.


Item 6.    Exhibits and Reports on Form 8-K

       None

                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INDIANA GAS COMPANY, INC.
                                    Registrant




Dated May 12, 1994       /s/Niel C. Ellerbrook
                         Niel C. Ellerbrook
                         Senior Vice President
                         and Chief Financial Officer



Dated May 12, 1994       /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Controller