Form 10-Q
period 1994-06-30
INDIANA GAS CO INC
filed 1994-08-11
CIK 50183

SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value     9,080,770       July 31, 1994
          Class                   Number of shares        Date

                   TABLE OF CONTENTS

                                                           Page
                                                          Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at June 30, 1994 and 1993
      and September 30, 1993

    Consolidated Statements of Income
      Three Months Ended June 30, 1994 and 1993,
      Nine Months Ended June 30, 1994 and 1993, and Twelve Months Ended June 30, 1994 and 1993

    Consolidated Statements of Cash Flows
        Nine Months Ended June 30, 1994 and 1993, and Twelve Months Ended June 30, 1994 and 1993

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K


                            INDIANA GAS COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Thousands - Unaudited)


                                                       June 30          September 30
                                                   1994       1993          1993
UTILITY PLANT:
    Original cost                               $810,925   $755,310      $773,174
    Less - accumulated depreciation
        and amortization                         286,510    262,952       267,629
                                                 524,415    492,358       505,545

NONUTILITY PLANT - NET                               396        237           234

CURRENT ASSETS:
    Cash and cash equivalents                     23,414     30,106            20
    Accounts receivable, less reserves of
        $2,137, $3,320 and $2,055  respectively   29,413     22,362        14,231
    Accrued unbilled revenues                      7,913      7,390        10,748
    Materials and supplies - at average cost       3,886      4,315         3,710
    Liquefied petroleum gas - at average cost        869        831         1,019
    Gas in underground storage - at last-in,
        first-out cost                            39,210     32,287        59,534
    Recoverable gas costs                              -          -         7,453
    Prepayments and other                            713        686           296
                                                 105,418     97,977        97,011

DEFERRED CHARGES:
    Unamortized debt discount and expense          6,237      6,744         6,614
    Other                                         15,998      9,938        12,254
                                                  22,235     16,682        18,868

                                                $652,464   $607,254      $621,658


                             INDIANA GAS COMPANY, INC.
                             AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                      SHAREHOLDER'S EQUITY AND LIABILITIES
                             (Thousands - Unaudited)

                                                        June 30         September 30
                                                    1994       1993          1993
CAPITALIZATION:
    Common stock and paid-in capital             $142,995   $102,995      $142,995
    Retained earnings                             128,014    116,041       106,104
        Total common shareholder's equity         271,009    219,036       249,099
    Long-term debt                                164,901    174,901       164,901
                                                  435,910    393,937       414,000

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                          10,000     10,000        20,000
    Notes payable                                       -          -        10,252
    Accounts payable                               37,082     76,351        41,602
    Refundable gas costs                           32,595      3,921             -
    Customer deposits and advance payments          2,077      2,317        13,466
    Accrued taxes                                  32,820     27,846        31,579
    Accrued interest                                5,103      5,200         3,342
    Other current liabilities                      15,410     14,686        13,441
                                                  135,087    140,321       133,682

DEFERRED CREDITS:
    Deferred income taxes (See Note 11)            56,828     55,473        56,911
    Unamortized investment tax credit              13,267     14,196        13,963
    Customer advances for construction              1,100      1,032           998
    Regulatory income tax liability (See Note 11)   4,789          -             -
    Other                                           5,483      2,295         2,104
                                                   81,467     72,996        73,976

COMMITMENTS AND CONTINGENCIES
    (See Notes 9 and 10)                                -          -             -

                                                 $652,464   $607,254      $621,658

                                INDIANA GAS COMPANY, INC.
                                AND SUBSIDIARY COMPANIES

                            CONSOLIDATED STATEMENTS OF INCOME
                                 (Thousands - Unaudited)



                                                Three Months               Nine Months
                                                Ended June 30             Ended June 30
                                             1994         1993         1994         1993
OPERATING REVENUES                       $  77,827    $ 101,249    $ 425,391    $ 435,042
COST OF GAS                                 41,468       63,910      256,953      275,275
MARGIN                                      36,359       37,339      168,438      159,767

OPERATING EXPENSES:
    Other operation and maintenance         19,579       22,671       62,356       65,122
    Depreciation and amortization            7,384        6,737       21,654       19,968
    Income taxes                               482           98       22,600       18,111
    Taxes other than income taxes            3,363        3,292       12,753       11,986
                                            30,808       32,798      119,363      115,187

OPERATING INCOME                             5,551        4,541       49,075       44,580

OTHER INCOME - NET                             747          321        2,258          282

INCOME BEFORE INTEREST
    AND OTHER CHARGES                        6,298        4,862       51,333       44,862

INTEREST                                     3,885        4,183       12,168       12,412
OTHER                                           (1)         (82)        (145)        (221)
                                             3,884        4,101       12,023       12,191

NET INCOME                                   2,414          761       39,310       32,671

DIVIDENDS ON PREFERRED STOCK                     -            -            -          285

EARNINGS AVAILABLE FOR COMMON STOCK      $   2,414    $     761    $  39,310    $  32,386



                                INDIANA GAS COMPANY, INC.
                                AND SUBSIDIARY COMPANIES

                            CONSOLIDATED STATEMENTS OF INCOME
                                 (Thousands - Unaudited)



                                                                        Twelve Months
                                                                        Ended June 30
                                                                      1994         1993
OPERATING REVENUES                                                 $ 489,627    $ 491,487
COST OF GAS                                                          295,231      308,614
MARGIN                                                               194,396      182,873

OPERATING EXPENSES
    Other operation and maintenance                                   81,536       78,889
    Depreciation and amortization                                     28,492       26,457
    Income taxes                                                      20,305       17,253
    Taxes other than income taxes                                     15,295       13,803
                                                                     145,628      136,402

OPERATING INCOME                                                      48,768       46,471

OTHER INCOME - NET                                                     2,555        1,059

INCOME BEFORE INTEREST
  AND OTHER CHARGES                                                   51,323       47,530

INTEREST                                                              16,396       15,743
OTHER                                                                   (246)        (283)
                                                                      16,150       15,460

NET INCOME                                                            35,173       32,070

DIVIDENDS ON PREFERRED STOCK                                               -          712

EARNINGS AVAILABLE FOR COMMON STOCK                                $  35,173    $  31,358


                                           INDIANA GAS COMPANY, INC.
                                           AND SUBSIDIARY COMPANIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Thousands - Unaudited)

                                                                    Nine Months           Twelve Months
                                                                   Ended June 30          Ended June 30
                                                                  1994       1993        1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $ 39,310   $ 32,671    $ 35,173   $ 32,070

   Adjustments to reconcile net income to cash
      provided from operating activities -
       Depreciation and amortization                            21,801     20,160      28,704     26,700
       Deferred income taxes                                     1,930      1,494       3,367      2,276
       Investment tax credit                                      (697)      (775)       (929)      (930)
                                                                23,034     20,879      31,142     28,046
       Changes in assets and liabilities -
         Receivables - net                                     (12,347)    (7,622)     (7,574)    (4,364)
         Inventories                                            20,298     16,192      (6,532)    (4,833)
         Accounts payable, customer deposits,
            advance payments and other current liabilities     (13,940)    35,521     (38,785)    53,970
         Accrued taxes and interest                              3,002      8,535       4,877      2,074
         Recoverable/refundable gas costs                       40,048     (5,749)     28,674     (9,415)
         Prepayments                                              (417)      (460)        (27)        88
         Other - net                                             3,401     (1,283)      1,191     (3,441)

           Total adjustments                                    63,079     66,013      12,966     62,125

             Net cash flow from operations                     102,389     98,684      48,139     94,195

CASH FLOWS FROM (REQUIRED FOR)
    FINANCING ACTIVITIES:
    Issuance of common stock                                         -          -      40,000          -
    Redemption of preferred stock                                    -    (20,932)          -    (20,932)
    Sale of long-term debt                                           -     35,000           -     35,000
    Reduction in long-term debt                                (10,000)         -     (10,000)       (67)
    Net change in short-term borrowings                        (10,252)   (30,238)          -     (3,552)
    Dividends                                                  (17,400)   (15,536)    (23,200)   (21,014)
        Net cash flow from (required for) financing activities (37,652)   (31,706)      6,800    (10,565)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                       (41,343)   (37,094)    (61,631)   (53,812)
        Net cash flow required for investing activities        (41,343)   (37,094)    (61,631)   (53,812)

NET INCREASE (DECREASE) IN CASH                                 23,394     29,884      (6,692)    29,818

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                          20        222      30,106        288

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 23,414   $ 30,106    $ 23,414   $ 30,106

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

2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash
    Flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                             Three Months Ended  Nine Months Ended  Twelve Months Ended
                                   June 30             June 30            June 30
    Thousands                  1994      1993     1994       1993     1994       1993
    Interest (net of
      amount capitalized)    $ 1,522   $ 1,807   $ 9,329   $ 8,494   $14,829   $14,163
    Income taxes             $ 4,800   $   500   $15,880   $11,039   $16,580   $14,138

3.  Revenues.
    To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

4.  Gas in Underground Storage.
    Based on the cost of purchased gas during June 1994, the cost of replacing the current portion of gas in underground storage was less than last-in, first-out cost at June 30,1994, by approximately $4,038,000. Actual cost of purchased gas is recoverable through rates in accordance with procedures approved by the Indiana Utility Regulatory Commission (IURC).

5.  Refundable or Recoverable Gas Costs.
    The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates are deferred and are being recovered or refunded in accordance with procedures approved by the IURC.

6.  Allowance For Funds Used During Construction.
    An allowance for funds used during construction (AFUDC), which represents the cost of borrowed and equity funds used for construction purposes, is charged to construction work in progress during the period of construction and included in "Other Income-Net" and "Other" on the Consolidated Statements of Income. The current annual AFUDC rate is 7.5 percent, however, prior to September 30, 1992, a rate of 10 percent was used.

    The table below reflects the total interest capitalized and the portion of which was computed on borrowed funds and equity funds for all periods reported.

                              Three Months Ended   Nine Months Ended  Twelve Months Ended
                                   June 30              June 30              June 30
   Thousands                  1994        1993      1994       1993     1994       1993
    AFUDC-Borrowed Funds     $   48     $  146     $  292   $   413   $   458    $   526
    AFUDC-Equity Funds           39        119        239       350       375        458
    Total AFUDC Capitalized  $   87     $  265     $  531   $   763   $   833    $   984

7.  Long-Term Debt.
    On October 15, 1993, $10 million of 9.30% medium-term notes were redeemed.

8.  Cash Management/Accounts Payable.
    Indiana Gas participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented. Amounts borrowed from affiliated companies as well as checks written but not cashed are reflected in accounts payable. There were no amounts borrowed from affiliated companies at June 30, 1994.
    At June 30, 1993, Accounts Payable included $40 million borrowed from affiliated companies which was invested in Indiana Gas by its parent, Indiana Energy, on July 30, 1993.

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

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with past gas manufacturing activities. On February 26, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to establish and implement an ongoing ratemaking mechanism that will be designed and intended to provide for the recovery of these costs. An order is not expected until later in calendar 1994. Indiana Gas has deferred all environmental costs previously paid or accrued. These costs are approximately $10.5 million (including assessment, remediation and related costs) as of June 30,1994.

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

    Net postretirement benefit cost for the three months and nine months ended June 30, 1994, consisted of the following components:

                                                     Three Months     Nine Months
    Thousands                                       Ended June 30    Ended June 30
    Service cost - benefits attributed to service
        during the period                              $    348         $ 1,092
    Interest cost on accumulated postretirement
        obligation                                        1,006           3,155
    Amortization of transition obligation                   695           2,178
    Net postretirement benefit cost                       2,049           6,425
    Amounts deferred pending rate recognition             1,326           3,978
    Actual cash payments                               $    723         $ 2,447

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

Indiana Gas Company, Inc. and Subsidiary Companies
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

                       Earnings
    Earnings available for common stock for the three-, nine- and twelve-month periods ended June 30, 1994, when compared to the same periods one year ago are listed below.


            Periods Ended June 30
            (Millions)                  1994    1993
            Three Months               $ 2.4   $  .8
            Nine Months                $39.3   $32.4
            Twelve Months              $35.2   $31.4

The following discussion highlights the factors contributing to these results.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended June 30, 1994, decreased
$1.0 million compared to the same period last year. The decrease was primarily due to weather 6 percent warmer than the same period last year and 3 percent warmer than normal, resulting in a decrease in space heating sales during the period. Additional residential and commercial customers and additional industrial throughput partially offset the decrease.

    Margin for the nine-month period ended June 30, 1994, increased $8.7 million compared to the same period last year. The increase for the nine-month period reflects weather 5 percent colder than the same period last year and 2 percent colder than normal. Additional residential and commercial customers, as well as the general rate increase which was implemented October 28, 1992, also contributed to the increase.

    Margin for the twelve-month period ended June 30, 1994, increased $11.5 million compared to the same period last year. The increase for the twelve-month period is attributable to the general rate increase which was implemented October 28, 1992, weather 6 percent colder than the same period last year and 3 percent colder than normal, as well as additional residential and commercial customers.

    Total system throughput (combined sales and transportation) for the third quarter of fiscal 1994 was approximately equal to the same period last year. This was due to an increase in industrial throughput which offset decreases in residential and commercial space heating sales caused by warmer weather.

    Throughput increased approximately 5 percent in the nine-month and twelve-month periods (4.8 MMdth and 5.4
MMdth, respectively) when compared to the same periods last year. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $2.62 for the three-month period ended June 30, 1994, compared to $3.04 for the same period one year ago. For the nine-month period, cost of gas per unit increased to $2.99 in the current period compared to $2.88 for the same period last year. For the twelve-month period, cost of gas per unit increased to $2.98 in the current period compared to $2.82 for the same period last year.
Significant factors in the changes include the influence of weather on the demand for gas and the increased fixed costs per unit associated with pipeline rate cases and the restructuring prescribed by Federal Energy Regulatory
Commission Order No. 636.  (See Federal Energy Regulatory
Commission Matters.) Despite the increase in unit price, total cost of gas has decreased for all reporting periods when compared to the same periods one year ago as the transportation component of total system throughput has increased. While this does not impact margin, gas cost is lowered by the commodity cost on transportation units.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made quarterly through gas cost adjustment (GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC).

                  Operating Expenses
    Operation and maintenance expenses decreased approximately $3.1 million for the three-month period ended June 30, 1994, when compared to the same period one year ago. The decrease is attributable to labor and related costs in the current quarter which are lower than the levels experienced during the same quarter last year when operation and maintenance projects were in progress which had been deferred in fiscal years 1991 and 1992 because of very warm weather during those years.

    Operation and maintenance expenses for the nine-month period decreased approximately $2.8 million compared to the same period one year ago. The decrease is attributable to slightly lower labor costs for the reasons described above as well as lower provisions for health insurance claims.

    Operation and maintenance expenses for the twelve-month period increased approximately $2.6 million compared to the same period one year ago. The slight increase is attributable to costs related to the addition of new customers, including increased labor and related benefits.

    Depreciation and amortization expense increased for the three-, nine- and twelve-month periods ended June 30, 1994, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes increased for the three-, nine- and twelve-month periods ended June 30, 1994, when compared to the same periods one year ago due to higher taxable income and a higher federal tax rate.

    Taxes other than income taxes remained approximately the same for the three-month period ended June 30, 1994, when compared to the same period one year ago. Increased property tax expense, due to higher property tax rates and higher assessed values, and higher gross receipts tax expenses resulted in the increase for the nine- and twelve-month periods.

                   Interest Expense
    Interest expense for the three- and nine-month periods ended June 30, 1994, decreased slightly when compared to the same periods one year ago due to slightly lower interest rates. Interest expense increased for the twelve-month period when compared to the same period one year ago primarily as the result of an increase in average debt outstanding slightly offset by a decrease in interest rates.


Other Operating Matters

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the location of former manufactured gas plants. (See Note 9.)

     Federal Energy Regulatory Commission Matters
    In accordance with Federal Energy Regulatory Commission
(FERC) Order No. 636, Indiana Gas' pipeline service providers have made a number of filings to restructure services. On May 1, 1993, Panhandle Eastern Pipe Line
Company implemented a restructured services tariff. Texas
Eastern Transmission Company's restructured tariff was implemented June 1, 1993. Indiana Gas' remaining pipeline service providers implemented restructured services on November 1, 1993. Indiana Gas' pipeline service providers have begun to seek from customers, including Indiana Gas, recovery of certain costs related to the transition to restructured services. Those costs will include certain gas supply realignment costs and are not expected to exceed $10 million.

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


Liquidity and Capital Resources

    New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. For the twelve months ended June 30, 1994, Indiana Gas' capital expenditures totaled $61.6 million.
Of this amount, 70 percent was provided by funds generated internally (net income plus charges not requiring funds less dividends). Capital expenditures for fiscal 1994 are estimated at $51.4 million of which $41.3 million have been expended during the nine-month period ended June 30, 1994.

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


                            INDIANA GAS COMPANY, INC.
                                    Registrant




Dated August 11, 1994    /s/Niel C. Ellerbrook
                         Niel C. Ellerbrook
                         Senior Vice President
                         and Chief Financial Officer



Dated August 11, 1994    /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Controller