Form 10-K
period 1994-09-30
INDIANA GAS CO INC
filed 1994-12-22
CIK 50183

December 22, 1994



Office of Applications and Report Services
Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

   We are transmitting herewith Indiana Gas Company,  Inc.'s
Annual Report on Form 10-K for the fiscal year ended
September 30, 1994, pursuant to the requirements of Section
13 of the Securities Exchange Act of 1934.

   The $250.00 filing fee was transmitted via FEDWIRE on December 21, 1994.

                                   Sincerely,


                                   /s/Kathleen S. Morris
                                   Kathleen S. Morris

KSM:rs





           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC.  20549

                               FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1994

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

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock-Without par value     9,080,770         November 30, 1994
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





Table of Contents

                                                                  Page
Part I
  Business
  Property
  Legal Proceedings
  Submission of Matters to a Vote of Security Holders
  Executive Officers of the Company
Part II
  Market for the Registrant's Common Equity and Related
  Stockholder Matters
  Selected Financial Data
  Management's Discussion and Analysis of Results of
    Operations and Financial Condition
  Financial Statements and Supplementary Data
  Changes in and Disagreements with Accountants
Part III
  Directors and Executive Officers of the Registrant
  Executive Compensation
  Securities Ownership of Certain Beneficial Owners and
  Management
  Certain Relationships and Related Transactions
Part IV
  Exhibits, Financial Statements Schedules, and Reports on
  Form 8-K


Part I

Item 1.   Business

       (a)  General Development of the Business.

       Indiana Gas Company, Inc. (company) is an operating public utility engaged in the business of providing gas utility service in the state of Indiana. It was incorporated under the laws of the state of Indiana on July 16, 1945. All of the outstanding shares of common stock of the company are owned by Indiana Energy, Inc. (Indiana Energy), which is a public holding company.

       All of the outstanding capital stock of
       Terre Haute Gas Corporation (Terre Haute) and
       Richmond Gas Corporation (Richmond) was acquired by Indiana Energy on July 31, 1990. Both companies were operating public utilities engaged in the business of providing gas distribution services in Indiana. On January 21, 1991, the company acquired from Indiana Energy all the outstanding capital stock of Terre Haute and Richmond. While these companies technically exist as separate corporate entities, their business operations have been combined with Indiana Gas' operations and the companies do business under the name of Indiana Gas.

       (c)  Narrative Description of the Business.

       At September 30, 1994, Indiana Gas supplied gas to about 442,000 customers in 281 communities in 48 of the 92 counties in the state of Indiana.
       The service area has a population of
       approximately 2 million and contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive parts and accessories, feed, flour and grain processing, metal castings, aluminum products, gypsum products, electrical equipment, metal specialties and glass.

       The largest communities served include
       Muncie, Anderson, Lafayette-West Lafayette,
       Bloomington, Terre Haute, Marion, New Albany,
       Columbus, Jeffersonville, New Castle and
       Richmond. Indiana Gas does not serve in Indianapolis, although its general office is located in that city.

       For the fiscal year ended September 30,
       1994, residential customers provided 59 percent of revenues, commercial 25 percent and industrial
       16 percent. At such date, approximately 98 percent of Indiana Gas' customers used gas for space heating, and space heating revenues from these customers for the fiscal year were 79 percent of total operating revenues. Sales of gas are seasonal and strongly affected by variations in weather conditions. During the fiscal year ended September 30, 1994, Indiana Gas added approximately 10,400 residential and commercial customers.

       Indiana Gas sells gas directly to
       residential, commercial and industrial customers at approved rates. Indiana Gas also transports gas through its pipelines at approved rates to commercial and industrial customers which have purchased gas directly from producers or through brokers and marketers. The total volumes of gas provided to both sales and transportation customers is referred to as throughput.

       Gas transported on behalf of end-use
       customers in fiscal 1994 represented 26 percent
       (30,125 MDth) of throughput compared to 11 percent (12,307 MDth) in 1993 and 13 percent
       (13,438 MDth) in 1992. Although revenues are lower, rates for transportation generally provide the same margins as would have been earned had the gas been sold under normal sales tariffs.

       As a result of a series of FERC orders,
       including Order No. 636, Indiana Gas now purchases all of its natural gas from producers, brokers and marketers on both short-term and medium-term contracts. Indiana Gas also has contracts with pipelines for storage and transportation of natural gas.

       Rates for gas services purchased from
       interstate pipeline suppliers are governed by tariffs which are subject to adjustment and approval by the Federal Energy Regulatory
       Commission (FERC) in accordance with the Natural
       Gas Act. Prices for gas purchased from gas producers and marketers are determined by market conditions. Indiana Gas' rates and charges, terms of service, accounting matters, issuance of securities, and other operational matters are regulated by the Indiana Utility Regulatory
       Commission (IURC).

       Adjustments to Indiana Gas' rates and
       charges related to the cost of gas are made through gas cost adjustment (GCA) procedures established by Indiana law and administered by the IURC. The IURC has applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit net operating income, after adjusting to normal weather, to the level provided in the last general rate order.
       On October 26, 1994, the IURC approved a stipulation and settlement agreement which provided, among other things, an increase in Indiana Gas' authorized utility operating income from $47.1 million to $51.1 million beginning in fiscal 1995. (See Item 7, 1995 Settlement
       Agreement.)

       Information regarding environmental matters affecting the company is incorporated herein by reference to Item 7, Environmental Matters.

       Indiana Gas had 1,129 full-time employees and 25 part-time employees as of September 30, 1994.

Item 2.   Property

       The properties of Indiana Gas are used for the purchase, production, storage and distribution of gas and are located primarily within the state of Indiana. As of September 30, 1994, such properties included approximately
       9,798 miles of distribution mains; 458,576 meters; seven reservoirs currently being used for the underground storage of purchased gas with approximately 108,354 acres of land held under storage easements; 10,671,831 Dth of gas in company-owned underground storage with a daily deliverability of 138,860 Dth; 20,617,050 Dth of gas in contract storage with a daily deliverability of 234,618 Dth; and five liquefied petroleum (propane) air-gas manufacturing plants with a total daily capacity of 36,700 Dth of gas.

       Indiana Gas' capital expenditures during the fiscal year ended September 30, 1994, amounted to $57.1 million.

Item 3.   Legal Proceedings

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders

       No matter was submitted during the fourth quarter of the fiscal year ended September 30, 1994, to a vote of security holders.

Item 4a.  Executive Officers of the Company

       As of September 30, 1994, the following
       individuals were Executive Officers of the company:

                             Family
                             Relation-    Office or                   Date Elected
   Name               Age    ship        Position Held               Or Appointed(1)
Lawrence A. Ferger    60     None        President and Chief
                                         Executive Officer           July 1, 1987

Paul T. Baker         54     None        Senior Vice President
                                         and Chief Operating
                                         Officer                     Aug. 1, 1991
                                         Senior Vice President -
                                         Gas Supply and
                                         Customer Services           July 1, 1987

Niel C. Ellerbrook    45     None        Senior Vice President and
                                         Chief Financial Officer     July 1, 1987

Anthony E. Ard        53     None        Vice President -
                                         Corporate Affairs           Jan. 11, 1993
                                         Vice President and
                                         Secretary                   Sep. 30, 1988

Carl L. Chapman       39     None        Vice President -
                                         Planning                    July 1, 1987

(1)  Each of the officers has served continuously since the dates indicated.

Part II


Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters

       All of the outstanding shares of Indiana Gas' common stock are owned by Indiana Energy, Inc., and are not traded.

       During fiscal 1994, the company paid aggregate dividends of $5.8 million, $5.8 million, $5.8 million and $6.0 million in the first, second, third and fourth quarters, respectively.

       During fiscal 1993, the company paid aggregate dividends of $5.1 million, $5.1 million, $5.1 million and $5.8 million in the first, second, third and fourth quarters, respectively. (See Item 8, Note 5.)

Item 6.   Selected Financial Data

                                  INDIANA GAS COMPANY, INC.
                                  AND SUBSIDIARY COMPANIES
                                         (Thousands)

Year Ended September 30          1994       1993       1992       1991    1990(1)
Operating revenues           $475,297   $499,278   $411,260   $389,550   $353,078
Margin                        194,309    185,725    160,333    153,037    142,821
Operating expenses            146,466    141,452    122,206    117,421    111,326
Operating income               47,843     44,273     38,127     35,616     31,495
Interest and other - net       13,247     15,739     12,384     12,330      9,238
Net income                     34,596     28,534     25,743     23,286     22,257
Dividends on preferred stock        -        285      1,710      1,710      1,710
Earnings available for
    common stock             $ 34,596   $ 28,249   $ 24,033   $ 21,576   $ 20,547


Common shareholder's equity  $260,295   $249,099   $202,833   $187,651   $217,704
Redeemable preferred
    shareholder's equity            -          -     20,000     20,000     20,000
Long-term debt (2)            156,851    184,901    149,901    163,775    106,100
                             $417,146   $434,000   $372,734   $371,426   $343,804


Total throughput              116,285    111,354    101,985     97,503     90,219

Annual heating degree days
    as a percent of normal        102%        99%        90%        87%        95%

Customers served at end
    of period                 441,765    431,334    420,665    411,855    402,875

Total Assets at Year-End     $649,982   $621,658   $567,779   $515,468   $493,898

(1)  Restated to reflect the acquisition of Terre Haute and Richmond effective
     July 31, 1990.
(2)  Includes current maturities; excludes sinking fund requirements.


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

       Results of Operations

       Earnings
       Earnings available for common stock increased to $34.6 million in 1994 from $28.2 million in 1993. The increase reflects weather that was 4 percent colder than last year, additional residential and commercial customers and a decrease in operation and maintenance expenses. Earnings available for common stock increased to $28.2 million in 1993 from $24.0 million in 1992. This increase was due to implementation of the October 1992 general rate increase and weather that was 9 percent colder than the previous year, partially offset by increased operation and maintenance expenses.

       Margins (Revenues Less Cost of Gas)
       In 1994, margins increased 5 percent ($8.6 million) when compared to 1993. The increase reflects weather that was 4 percent colder than last year and 2 percent colder than normal, as well as additional residential and commercial customers.

       In 1993, margins increased 16 percent ($25.4 million) when compared to 1992. The increase reflects a general rate increase implemented in October 1992, volume increases driven by additional customers and weather 9 percent colder than the previous year but 1 percent warmer than normal.

       Total system throughput (combined sales and transportation) increased 4 percent (4.9 MMDth) in 1994 compared to 1993 and increased 9 percent (9.4 MMDth) in 1993 compared to 1992. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

       Total average cost per dekatherm of gas purchased (average commodity and demand) remained about the same for 1994 as compared to 1993. Increased fixed costs per dekatherm associated with pipeline rate cases and the restructuring prescribed by Federal Energy Regulatory Commission (FERC) Order No. 636 were offset by lower commodity costs (see Federal Energy Regulatory Commission Matters).

       Total average cost per dekatherm of gas purchased increased to $2.90 in 1993 from $2.65 in 1992. The increase can be attributed to higher commodity costs in 1993 than in the previous year, slightly offset by increased purchases from producers and marketers.

       Operating Expenses
       Operation and maintenance expenses decreased approximately $2.3 million in 1994 when compared to 1993. The decrease is primarily attributable to labor and related costs which are lower than the levels in 1993 when additional operation and maintenance projects were in progress.

       Operation and maintenance expenses increased approximately $13.4 million in 1993 compared to 1992. During 1992 and 1991, Indiana Gas intensified cost containment programs and also postponed a number of non-critical operating and maintenance projects in an effort to partially offset the impact of very warm weather during those years. With the colder weather of 1993 and the general rate increase came the necessary financial resources to significantly increase the expenditures on operations and maintenance, including those projects previously deferred. Increased throughput volumes and revenues, better financial results and higher levels of operation and maintenance activity resulted in cost increases for labor and related benefits, including performance-based compensation, services, materials and supplies, advertising, collection costs and bad debt expenses.

       Depreciation and amortization expense increased in 1994 and 1993 as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

       Federal and state income taxes increased in 1994 and 1993 due to higher taxable income and an increase in the federal tax rate resulting from the Omnibus Budget
       Reconciliation Act of 1993 (see Income Taxes).

       Taxes other than income taxes increased in 1994 and 1993 as the result of increased property tax expense, due to higher property tax rates and higher assessed values, and as the result of higher gross receipts tax expenses.

       Interest Expense
       Interest expense decreased in 1994 due to slightly lower interest rates. Interest expense increased in 1993 as the result of increases in average debt outstanding slightly offset by decreases in interest rates.

       Other Operating Matters

       Gas Cost Adjustment
       Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
       (GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission (IURC). The GCA passes through increases and decreases in cost of gas to Indiana Gas' customers dollar for dollar.

       In addition, the IURC has applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit utility operating income, after adjusting to normal weather, to the level provided in the last general rate order.

       1995 Settlement Agreement
       During 1994, Indiana Gas, the Office of Utility Consumer Counselor (OUCC) and a group of large-volume users entered a series of negotiations designed to increase Indiana Gas' opportunity to earn on its recent capital investments while avoiding the necessity of a general rate filing. As a result of these negotiations, the IURC approved on October 26, 1994, a stipulation and settlement agreement which provided, among other things, for the following: (1) an increase in Indiana Gas' authorized utility operating income from $47.1 million to $51.1 million beginning in fiscal 1995; (2) with certain specified exceptions, Indiana Gas may not file a petition to increase its base rates until September 1, 1995; and (3) an agreement to a number of operational and other service enhancements for large-volume customers.

       Furthermore, as part of the agreement, the OUCC agreed to perform another investigation during fiscal year
       1995 to consider an additional increase to Indiana Gas' authorized utility operating income.

       Environmental Matters
       In the past, Indiana Gas and others, including its predecessors, former affiliates and/or previous landowners, operated facilities for the manufacturing of gas and storage of manufactured gas. These facilities are no longer in operation and have not been operated for many years. In the manufacture and storage of such gas, various byproducts were produced, some of which may still be present at the sites where these manufactured gas plants and storage facilities were located. While management believes those operations were conducted in accordance with the then-applicable industry standards, under currently applicable environmental laws and regulations, Indiana Gas, and the others, may now be required to take remedial action if certain materials are found at these sites.

       Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Various stages of investigation and remediation activities are under way at these sites. Indiana Gas has deferred all environmental costs previously paid or accrued. These costs are approximately $12 million (including assessment, remediation and related costs) as of September 30, 1994.

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

       For further information regarding the status of investigation and remediation of the sites, financial reporting, ratemaking and other potentially responsible parties, see Item 8, Note 10.

       Federal Energy Regulatory Commission Matters
       In accordance with FERC Order No. 636, Indiana Gas' pipeline service providers have made a number of filings to restructure services. On May 1, 1993, Panhandle Eastern Pipe Line Company implemented a restructured services tariff. Texas Eastern Transmission Corporation's restructured tariff was implemented June 1, 1993. Indiana Gas' remaining pipeline service providers implemented restructured services on November 1, 1993. Indiana Gas' pipeline service providers have begun to seek from customers, including Indiana Gas, recovery of certain costs related to the transition to restructured services. Those costs will include certain gas supply realignment costs and are not currently expected to exceed $10 million.

       In a recent order involving another gas utility in Indiana, the IURC determined that FERC Order No. 636 transition costs are recoverable as gas costs through the quarterly GCA process. Given this determination, Indiana Gas expects that transition costs it is assessed by its pipeline suppliers will be recovered through the quarterly GCA process.

       Indiana Gas continues to monitor developments concerning these and other pipeline issues, to participate in related negotiations and to represent its interest in pipeline matters before FERC.

       Postretirement Benefits Other Than Pensions
       Effective October 1, 1993, Indiana Gas adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). SFAS 106 requires accounting for the costs of postretirement health care and life insurance benefits on the accrual basis. This means the costs of benefits paid in the future are recognized during the years that an employee provides service to Indiana Gas rather than the "pay-as-you-go" (cash) basis (see Item 8, Note 7).

       In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106. Through a generic order issued on December 30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to adopt SFAS 106 for ratemaking purposes. Indiana Gas' order is not expected until later in calendar 1994, however, recent orders for other public utilities regulated by the IURC have authorized SFAS 106 to be adopted for ratemaking purposes.

       Postemployment Benefits
       In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (SFAS 112). The statement will be adopted by Indiana Gas effective October 1, 1994. SFAS 112 requires employers to adopt accrual accounting for workers' compensation, disability, severance pay and other benefits provided to former or inactive employees after employment but before retirement. Adoption of the statement will not materially affect Indiana Gas' financial position or results of operations.

       Income Taxes
       A federal corporate tax rate of 35 percent, resulting from the Omnibus Budget Reconciliation Act of 1993, was in effect for all of the company's fiscal year of 1994 as compared to a weighted average federal corporate tax rate of 34.75 percent in 1993. The federal corporate tax rate in effect for fiscal 1992 was 34 percent.

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

       Due to the effects of regulation, Indiana Gas is not permitted to recognize the effect of a tax rate change as income but is required to reduce tariff rates to return the "excess" deferred income taxes to ratepayers over the remaining life of the properties that give rise to the taxes. Therefore, the cumulative effect of a change in accounting principle upon the initial application of SFAS 109 resulted in no impact on earnings.


       Liquidity and Capital Resources

       New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. Indiana Gas' goal is to internally fund approximately 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa3 by Moody's Investors Service and AA- by Standard & Poor's Corporation and Duff & Phelps.

       Total capital required to fund both capital expenditures and refinancing requirements for 1993 and 1994, along with estimated amounts for 1995 through 1997, are as follows:

       Thousands                    1993     1994     1995     1996     1997
       Capital expenditures      $57,000  $57,100  $54,700  $56,600  $61,600
       Refinancing requirements   20,000   28,100      200      200      200
                                 $77,000  $85,200  $54,900  $56,800  $61,800

       In 1994, 75 percent of Indiana Gas' capital expenditures was provided by funds generated internally (net income less dividends plus charges to net income not requiring funds). In 1993, 62 percent of capital expenditures was provided by funds generated internally. This percentage was lower than the target as a result of completing significant upgrades to the gas distribution system to allow for greater operating flexibility in the FERC Order 636 environment.

       Capitalization objectives for Indiana Gas are 55-65
       percent common equity and preferred stock and 35-45 percent long-term debt. Indiana Gas' common equity component was 62 percent of total capitalization at September 30, 1994.

       In 1994, externally funded capital expenditures and the redemptions discussed below were financed primarily through short-term debt and changes in working capital. No significant permanent financing was done during the year.

       On October 15, 1993, $10 million of 9.30% medium-term notes were redeemed.

       On September 15, 1994, $10 million of 6.80% Notes,
       Series C, were redeemed.

       During September 1994, $8.05 million of the outstanding
       9 3/8% Series M, First Mortgage Bonds were retired.

       Indiana Gas received an order on August 17, 1994, from the IURC for authorization to issue up to $125 million in the aggregate in the form of debt securities and common stock or a combination thereof. Indiana Gas intends to implement a medium-term note program during fiscal 1995.

       The nature of Indiana Gas' business creates large short-term cash working capital requirements primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage and capital expenditures until permanently financed. Short-term borrowings tend to be greatest during the heating season when accounts receivable and unbilled utility revenues are at their highest. Depending on cost, commercial paper or bank lines of credit are used as sources of short-term financing. Indiana Gas' commercial paper is rated P-1 by Moody's and A-1+ by Standard & Poor's. Long-term financial strength and flexibility require maintaining throughput volumes, controlling costs and, if absolutely necessary, securing timely increases in rates to recover costs and provide a fair and reasonable return to shareholders.

Item 8.   Financial Statements and Supplementary Data

      Management's Responsibility for Financial Statements

      The management of the company is responsible for the preparation of the consolidated financial statements and the related financial data contained in this report. The financial statements are prepared in conformity with generally accepted accounting principles and follow accounting policies and principles applicable to regulated public utilities.

      The integrity and objectivity of the data in this report, including required estimates and judgements, are the responsibility of management. Management maintains a system of internal controls and utilizes an internal auditing program to provide reasonable assurance of compliance with company policies and procedures and the safeguard of assets.

      The board of directors pursues its responsibility for these financial statements through its audit committee, which meets periodically with management, the internal auditors and the independent auditors, to assure that each is carrying out its responsibilities. Both the internal auditors and the independent auditors meet with the audit committee, with and without management representatives present, to discuss the scope and results of their audits, their comments on the adequacy of internal accounting controls and the quality of financial reporting.


                                    /s/Niel C. Ellerbrook
                                    Niel C. Ellerbrook
                                    Senior Vice President and
                                    Chief Financial Officer



      Report of Independent Public Accountants

      To the Shareholders and Board of Directors of Indiana
      Gas Company, Inc.:

      We have audited the accompanying consolidated balance sheets and schedules of long-term debt of Indiana Gas Company, Inc. (an Indiana corporation and wholly-owned subsidiary of Indiana Energy, Inc.) and subsidiary companies as of September 30, 1994 and 1993, and the related consolidated statements of income, common shareholder's equity and cash flows for each of the three years in the period ended September 30, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Gas Company, Inc. and subsidiary companies, as of September 30, 1994, and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles.



      /s/Arthur Andersen LLP
      Arthur Andersen LLP

      Indianapolis, Indiana
      October 28, 1994

                               INDIANA GAS COMPANY, INC.
                               AND SUBSIDIARY COMPANIES

                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Thousands)




                                                           Year Ended September 30
                                                        1994         1993         1992
OPERATING REVENUES                                  $ 475,297    $ 499,278    $ 411,260
COST OF GAS                                           280,988      313,553      250,927
MARGIN                                                194,309      185,725      160,333

OPERATING EXPENSES:
    Other operation and maintenance                    81,982       84,302       70,866
    Depreciation and amortization                      29,177       26,806       25,136
    Income taxes                                       19,467       15,816       13,892
    Taxes other than income taxes                      15,840       14,528       12,312
                                                      146,466      141,452      122,206

OPERATING INCOME                                       47,843       44,273       38,127

OTHER INCOME - NET                                      2,629          579        1,893

INCOME BEFORE INTEREST AND OTHER                       50,472       44,852       40,020

INTEREST AND OTHER CHARGES:
    Interest on long-term debt                         14,798       15,304       13,885
    Interest on notes payable                             493          447          222
    Allowance for borrowed funds used
      during construction                                (355)        (579)        (481)
    Other interest                                        746          889          449
    Other amortization                                    194          257          202
                                                       15,876       16,318       14,277

NET INCOME                                             34,596       28,534       25,743

DIVIDENDS ON PREFERRED STOCK                                -          285        1,710

EARNINGS AVAILABLE FOR COMMON STOCK                 $  34,596    $  28,249    $  24,033



The accompanying notes are an integral part of these statements.

                                           INDIANA GAS COMPANY, INC.
                                           AND SUBSIDIARY COMPANIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Thousands)


                                                                          Year Ended September 30
                                                                        1994        1993       1992
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 34,596    $ 28,534   $ 25,743

   Adjustments to reconcile net income to cash
     provided from operating activities -
       Depreciation and amortization                                  29,371      27,063     25,338
       Deferred income taxes                                           3,273       2,931      2,073
       Investment tax credit                                            (930)     (1,007)      (929)
                                                                      31,714      28,987     26,482
       Changes in assets and liabilities -
         Receivables - net                                             4,121      (2,849)    (1,401)
         Inventories                                                  (5,093)    (10,638)   (19,188)
         Accounts payable, customer deposits, advance
            payments and other current liabilities                    (7,052)     10,676      9,645
         Accrued taxes and interest                                  (11,815)     10,410      5,506
         Refundable/recoverable gas costs                             39,048     (17,123)     6,805
         Other - net                                                   2,771      (4,000)    (1,385)

           Total adjustments                                          53,694      15,463     26,464

             Net cash flows from operations                           88,290      43,997     52,207

CASH FLOWS FROM (REQUIRED FOR) FINANCING ACTIVITIES:
    Issuance of common stock                                               -      40,000     10,000
    Redemption of preferred stock                                          -     (20,932)         -
    Sale of long-term debt                                                 -      35,000          -
    Reduction in long-term debt                                      (28,050)          -    (14,094)
    Net change in short-term borrowings                               20,298     (19,986)    28,088
    Dividends                                                        (23,400)    (21,336)   (20,561)

        Net cash flows from (required for) financing activities      (31,152)     12,746      3,433

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                             (57,138)    (56,945)   (59,060)
        Net cash flows required for investing activities             (57,138)    (56,945)   (59,060)

NET DECREASE IN CASH                                                       -        (202)    (3,420)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                                20         222      3,642

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $     20    $     20   $    222



The accompanying notes are an integral part of these statements.

                         INDIANA GAS COMPANY, INC.
                         AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                 (Thousands)

                                                              September 30
                                                            1994       1993
UTILITY PLANT:
    Original cost                                        $824,839   $773,174
    Less - accumulated depreciation and amortization      291,823    267,629
                                                          533,016    505,545


NONUTILITY PLANT - NET                                        393        234


CURRENT ASSETS:
    Cash and cash equivalents                                  20         20
    Accounts receivable, less reserves of
        $1,238 and $2,055 respectively                     14,251     14,231
    Accrued unbilled revenues                               6,607     10,748
    Materials and supplies - at average cost                3,663      3,710
    Liquefied petroleum gas - at average cost                 940      1,019
    Gas in underground storage - at last-in,
        first-out cost                                     64,753     59,534
    Recoverable gas costs                                       -      7,453
    Prepayments and other                                     244        296
                                                           90,478     97,011


DEFERRED CHARGES:
    Unamortized debt discount and expense                   6,755      6,614
    Environmental costs (see Note 10)                      11,925      9,045
    Other                                                   7,415      3,209
                                                           26,095     18,868


                                                         $649,982   $621,658



The accompanying notes are an integral part of these statements.

                            INDIANA GAS COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                      SHAREHOLDER'S EQUITY AND LIABILITIES
                                  (Thousands)


                                                               September 30
                                                             1994       1993
CAPITALIZATION:
    Common stock and paid-in capital                      $142,995   $142,995
    Retained earnings                                      117,300    106,104
        Total common shareholder's equity                  260,295    249,099
    Long-term debt (see schedule)                          156,851    164,901
                                                           417,146    414,000

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                                        -     20,000
    Notes payable                                           30,550     10,252
    Accounts payable                                        34,808     41,602
    Refundable gas costs                                    31,595          -
    Customer deposits and advance payments                  12,594     13,466
    Accrued taxes                                           20,291     31,579
    Accrued interest                                         2,815      3,342
    Other current liabilities                               14,055     13,441
                                                           146,708    133,682

DEFERRED CREDITS:
    Deferred income taxes (see Note 11)                     59,887     56,911
    Unamortized investment tax credit                       13,033     13,963
    Regulatory liability (see Note 11)                       4,787          -
    Customer advances for construction                       1,162        998
    Other                                                    7,259      2,104
                                                            86,128     73,976

COMMITMENTS AND CONTINGENCIES (see Notes 9 and 10)               -          -

                                                          $649,982   $621,658



The accompanying notes are an integral part of these statements.

                                INDIANA GAS COMPANY, INC.
                                AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                               (Thousands except shares)


                                          COMMON STOCK AND
                                          PAID-IN CAPITAL        RETAINED
                                         SHARES      AMOUNT      EARNINGS      TOTAL
BALANCE AT SEPTEMBER 30, 1991          7,320,827    $ 92,995    $  94,656    $187,651

  Net Income                                                       25,743      25,743

  8.55% Cumulative Preferred Stock
    Dividends                                                      (1,710)     (1,710)

  Common Stock Dividends
     ($2.52 per share)                                            (18,851)    (18,851)

  Common Stock Issuances
    to Indiana Energy, Inc.              357,910      10,000                   10,000

BALANCE AT SEPTEMBER 30, 1992          7,678,737     102,995       99,838     202,833

  Net Income                                                       28,534      28,534

  8.55% Cumulative Preferred Stock
    Dividends                                                        (285)       (285)

  Common Stock Dividends
     ($2.66 per share)                                            (21,051)    (21,051)

  Common Stock Issuances
    to Indiana Energy, Inc.            1,402,033      40,000                   40,000

  Premium on Redemption
    of Preferred Stock                                               (932)       (932)

BALANCE AT SEPTEMBER 30, 1993          9,080,770     142,995      106,104     249,099

  Net Income                                                       34,596      34,596

  Common Stock Dividends
     ($2.58 per share)                                            (23,400)    (23,400)

BALANCE AT SEPTEMBER 30, 1994          9,080,770    $142,995    $ 117,300    $260,295



The accompanying notes are an integral part of these statements.

                               INDIANA GAS COMPANY, INC.
                               AND SUBSIDIARY COMPANIES

                       CONSOLIDATED SCHEDULES OF LONG-TERM DEBT
                                      (Thousands)



                                                                  September 30
                                                               1994           1993
    LONG-TERM DEBT:
    First Mortgage Bonds
       9 3/8% Series M, due July 15, 2016                   $ 21,950       $ 30,000


    Unsecured Notes Payable
       9.30%, due October 15, 1993                                 -         10,000
       6.80% Series C, due September 15, 1994                      -         10,000
       6 5/8% Series D, due December 1, 1997                  35,000         35,000
       8.90%, due July 15, 1999                               10,000         10,000
       9 3/8%, due January 15, 2021                           25,000         25,000
       9 1/8% Series A, due February 15, 2021                 40,000         40,000
       8 1/2% Series B Debentures, due September 15, 2021     24,901         24,901
                                                             134,901        154,901
                                                             156,851        184,901

    Less - Maturities and sinking fund requirements                -         20,000

                                                            $156,851       $164,901




    The accompanying notes are an integral part of these statements.


      Notes to Consolidated Financial Statements
      Indiana Gas Company, Inc. and Subsidiary Companies

      1.  Summary of Significant Accounting Practices

      A.  Consolidation
      Indiana Gas Company, Inc. (Indiana Gas) and its subsidiaries, Terre Haute Gas Corporation (Terre
      Haute) and Richmond Gas Corporation (Richmond) which are doing business as Indiana Gas Company, Inc.
      (company), provide natural gas and transportation services to a diversified base of customers in 281 communities in 48 of Indiana's 92 counties.

      B.  Utility Plant and Depreciation
      Except as described below, utility plant is stated at the original cost and includes allocations of payroll-related costs and administrative and general expenses, as well as an allowance for the cost of funds used during construction. When a depreciable unit of property is retired, the cost is credited to utility plant and charged to accumulated depreciation together with the cost of removal, less any salvage. No gain or loss is recognized upon normal retirement.

      Provisions for depreciation of utility property are determined by applying straight-line rates to the original cost of the various classifications of property. The average depreciation rate was approximately 4.1 percent for 1994, 1993 and 1992.

      Cost in excess of underlying book value of acquired gas distribution companies is reflected as a component of utility plant and is being amortized primarily over 40 years.

      C.  Unamortized Debt Discount and Expense
      As part of an August 17, 1994, order from the Indiana
      Utility Regulatory Commission (IURC), Indiana Gas received authority to amortize over a 15-year period the debt discount and expense related to new debt issues and future premiums paid for debt reacquired in connection with refinancing. Debt discount and expense for issues in place prior to this order are being amortized over the lives of the related issues.
      Premiums paid prior to this order for debt reacquired in connection with refinancing are being amortized over the life of the refunding issue. Gains or losses realized from reacquisition of debt for sinking fund purposes are included in "Other Income - Net" on the Consolidated Statements of Income.

      D.  Cash Flow Information
      For the purposes of the Consolidated Statements of Cash Flows, the company considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

      Thousands                                 1994     1993     1992
      Interest (net of amount capitalized)   $15,192  $13,994  $13,637
      Income taxes                           $23,880  $11,739  $ 7,317

      E.  Revenues
      To more closely match revenues and expenses, Indiana
      Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

      F.  Gas in Underground Storage
      Based on the cost of purchased gas during September
      1994, the cost of replacing the current portion of gas in underground storage was less than last-in, first-out cost at September 30, 1994, by approximately $7,164,000.

      G.  Refundable or Recoverable Gas Cost
      The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred and are being recovered or refunded in accordance with procedures approved by the IURC.

      H.  Allowance For Funds Used During Construction
      An allowance for funds used during construction
      (AFUDC), which represents the cost of borrowed and equity funds used for construction purposes, is charged to construction work in progress during the period of construction and the equity portion is included in "Other Income - Net" on the Consolidated
      Statements of Income. The portion related to borrowed funds is included in "Interest and Other Charges".
      An annual AFUDC rate of 7.5 percent was used in 1994 and 1993, however, in 1992 the rate was 10 percent due primarily to higher interest rates.

      The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

         Thousands                    1994     1993    1992
         AFUDC - borrowed funds    $   355  $   579  $  481
         AFUDC - equity funds          290      486     617
         Total AFUDC capitalized   $   645  $ 1,065  $1,098

      I.   Capital Expenditures
      Indiana Gas' utility capital expenditure requirements for 1994 were $57.1 million and are estimated to be about $54.7 million for 1995. Capital expenditure programs are funded by internally generated funds, short-term borrowings and permanent financing.

      J.  Reclassifications
      Certain reclassifications have been made in the company's financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

      2.   Fair Value of Financial Instruments

      The estimated fair values of Indiana Gas' financial instruments were as follows:

                                        September 30, 1994  September 30, 1993
                                         Carrying     Fair  Carrying      Fair
      Thousands                            Amount    Value    Amount     Value
      Cash and cash equivalents         $     20  $     20  $     20  $     20
      Notes payable                     $ 30,550  $ 30,550  $ 10,252  $ 10,252
      Long-term debt (includes amounts
      due within one year)              $156,851  $160,612  $184,901  $212,500

      Certain methods and assumptions must be used to estimate the fair value of financial instruments.
      Because of the short maturity of cash and cash equivalents and notes payable, the carrying amounts approximate fair values for these financial instruments. The fair value of the company's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities.

      Under current regulatory treatment, call premiums on reacquisition of long-term debt are generally recovered in customer rates over the life of the refunding issue or over a 15-year period (see Note
      1C). Accordingly, any reacquisition would not be expected to have a material effect on the company's financial position or results of operations.

      3.   Short-Term Borrowings

      Indiana Gas has board of director approval to borrow up to $100 million under bank lines of credit.
      Indiana Gas has available committed lines of credit up to $60 million with approximately $31 million outstanding at September 30, 1994. These lines of credit are renewable annually and require fees based on the amounts of the lines. In addition, Indiana Gas has available uncommitted lines of credit with similar arrangements which allow it to borrow up to its board approved amount. Notes payable to banks bore interest at rates negotiated with the bank at the time of borrowing.

      Bank loans outstanding during the reported periods were as follows:

      Thousands                                              1994      1993      1992
      Outstanding at year end                             $30,550   $10,252   $30,238
      Weighted average interest rates at year end             4.9%      3.6%      3.5%
      Weighted average interest rates during the year         3.3%      3.6%      4.2%
      Weighted average total outstanding during the year  $14,891   $12,533   $ 8,594
      Maximum total outstanding during the year           $56,500   $77,379   $30,238

      4.  Long-Term Debt

      During the year the following activity took place with respect to long-term debt.

      On October 15, 1993, $10 million of 9.30% medium-term notes were redeemed.

      On September 15, 1994, $10 million of 6.80% Notes,
      Series C, were redeemed.

      During September 1994, $8.05 million of the outstanding 9 3/8% Series M, First Mortgage Bonds were retired. A premium of $641,000 was paid for this retirement and will be amortized over a 15-year period.

      Consolidated maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 1994 are none for 1995 and 1996, $1,100,000 in 1997, $36,100,000 in
      1998 and $11,100,000 in 1999.

      5.  Common Stock

      Indiana Gas has authorized 16 million shares of no par value common stock.

      Dividends on the common stock of Indiana Gas are payable out of the unreserved and unrestricted retained earnings of Indiana Gas. There are certain provisions in the Indiana Gas Indenture, under which the first mortgage bonds of Indiana Gas have been created and issued, restricting the payment of dividends on the Indiana Gas common stock. Such restrictions could affect Indiana Gas' ability to pay dividends on its common stock. None of the retained earnings of Indiana Gas are presently subject to any such restrictions.

      6.  Cumulative Preferred Stock

      On December 1, 1992, Indiana Gas redeemed all 200,000 shares of its issued and outstanding 8.55% Cumulative
      Preferred Stock at $104.66 per share with accrued dividends. The redemption premium of $932,000 was charged to retained earnings. Indiana Gas has authorized and unissued shares of preferred stock of
      4.2 million.

      7.  Retirement Plans and Other Postretirement Benefits

      Effective October 1, 1994, Indiana Gas merged its retirement savings plan for bargaining employees into its retirement savings plan for non-bargaining employees. The primary objective for this action is to reduce the level of resources required to administer two plans. The combined retirement savings plan is a defined contribution plan which is qualified under sections 401(a) and 401(k) of the Internal Revenue Code. Under the terms of the retirement savings plan, eligible participants may direct a specified percentage of their compensation to be invested in shares of Indiana Energy's common stock, a fixed income fund, an equity fund or a balanced fund. Participants in the retirement savings plan have, subject to prescribed limitations, matching company contributions made to the plan on their behalf, plus a year-end lump sum company contribution. During 1994, 1993 and 1992, Indiana Gas made contributions of $2,386,000, $2,270,000 and $2,072,000, respectively.

      Indiana Gas also has two non-contributory defined benefit retirement plans that cover all employees meeting certain minimum age and service requirements.
      Benefits are determined by a formula based on the employee's base earnings (highest five consecutive years out of the last 10 consecutive years prior to actual retirement date), years of participation in the plan and the employee's age at retirement.

      Indiana Gas has an unfunded supplemental retirement plan for certain management employees. Benefits are determined by a formula based on 65 percent of the participant's average monthly earnings, less benefits received under the company's pension and savings plans and the participant's primary Social Security benefits.

      The Indiana Gas defined benefit retirement plan assets are under custody of trustees and consist of actively managed stock and bond portfolios, as well as short-term investments. It is Indiana Gas' funding policy to maintain the pension plans on an actuarially sound basis. Under this policy, funding was $1,110,000 in 1994, $1,223,000 in 1993, and
      $1,666,000 in 1992. As permitted by the Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, the company recognizes pension expense based on funding as allowed for ratemaking purposes.

      The calculation of pension expense follows:

      Thousands                                            1994     1993     1992
      Pension benefits earned during the period          $1,436   $1,366   $1,258
      Interest accrued on projected pension benefit
        obligation                                        4,752    4,713    4,543
      Actual return on pension plan assets                    9   (3,563)  (6,152)
      Net amortization and deferral                      (6,056)  (2,392)     369
      SFAS 87 pension expense                               141      124       18
      Adjustment to reflect amount included in rates        492    1,877    3,640
      Total pension expense                              $  633   $2,001   $3,658

</table
      The following table reconciles the plans' SFAS 87 funded status at September 30 with amounts recorded in the company's financial statements. Certain assets and obligations of the plans are deferred and recognized in the financial statements in subsequent periods.

      Thousands                                           1994     1993
      Actuarial present value of pension benefits:
        Vested benefits                                $52,127  $51,753
        Nonvested benefits                                 248      204
        Effect of future salary increases                6,751   10,478
      Projected pension benefit obligation              59,126   62,435
      Plan assets at fair value                         64,099   67,347
      Plan assets in excess of projected
       pension benefit obligation at September 30        4,973    4,912
      Unrecognized adjusted prior service costs          2,136    2,616
      Unrecognized net assets at date of initial
      application                                       (2,393)  (2,701)
      Unrecognized net (gain) loss                      (3,007)  (4,153)
      Adjustment to reflect amount included in rates    (1,806)  (1,313)
      Prepaid (accrued) pension cost at September 30   $   (97) $  (639)

      The weighted-average discount rate used in determining the actuarial present value of the SFAS
      87 projected benefit obligation was 8 percent. The expected long-term rate of return on assets was 9 percent. These rates were used for all years reported. The average rate of increase in future compensation levels used ranged from 5 to 5.5 percent for 1994, and from 5.5 to 8 percent for 1993. The average future service of plan participants used to compute amortization of the net assets existing at the date of initial application of SFAS 87 is approximately 17 years.

      In addition to providing pension benefits, Indiana
      Gas presently provides postretirement health care and life insurance benefits to full-time employees who have completed 10 years of service and retire from the company. The plan pays stated percentages of most reasonable and necessary medical expenses incurred by retirees, after subtracting payments by other providers and after a stated deductible has been met.
      These benefits are principally self-insured.
      Currently, Indiana Gas does not fund this postretirement plan.

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

      Net postretirement benefit cost for 1994 consisted of the following components:

      Thousands                                                             1994
      Service cost - benefits attributed to service during the period     $1,490
      Interest cost on accumulated postretirement obligation               3,915
      Amortization of transition obligation                                2,772
      Net postretirement benefit cost                                      8,177
      Amounts deferred pending rate recognition                            5,436
      Actual cash payments                                                $2,741

      Prior to fiscal 1994, Indiana Gas recognized postretirement benefit costs on the pay-as-you-go
      (cash) basis. Postretirement benefit costs recognized for fiscal years 1993 and 1992 were approximately
      $2,855,000 and $2,653,000, respectively.

      The following table reconciles the plan's funded status to the accrued postretirement benefit cost as reflected on the balance sheet as of September 30, 1994:

      Thousands                                                     1994
      Accumulated postretirement benefit obligation:
        Retirees and dependents                                  $28,328
        Other fully eligible participants                          7,323
        Other active participants                                 18,113
      Total accumulated postretirement benefit obligation         53,764
      Fair value of plan assets                                        -
      Accumulated postretirement benefit obligation in
        excess of plan assets                                    (53,764)
      Unrecognized net gain                                       (4,340)
      Unrecognized transition obligation                          52,668
      Accrued postretirement benefit cost at September 30        $(5,436)

      The assumed health care cost trend rate for medical gross eligible charges used in measuring the accumulated postretirement benefit obligation as of September 30, 1994, was 10.2 percent for fiscal 1995.
      This rate is assumed to decrease gradually through fiscal 2003 to 5.5 percent and remain at that level thereafter. A 1 percent increase in the assumed health cost trend rates for each future year produces approximately a $6.4 million increase in the accumulated postretirement benefit obligation as of September 30, 1994, and approximately an $884,000 increase in the annual aggregate of the service and interest cost components of net postretirement benefit cost. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8 percent.

      In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106 relating to postretirement benefits other than pensions. Through a generic order issued on December 30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to adopt SFAS
      106 for ratemaking purposes. Indiana Gas' order is not expected until later in calendar 1994, however, recent orders for other public utilities regulated by the IURC have authorized SFAS 106 to be adopted for ratemaking purposes.

      8.  Postemployment Benefits

      In November 1992, the Financial Accounting Standards
      Board issued Statement of Financial Accounting
      Standards No. 112, Employers' Accounting for
      Postemployment Benefits (SFAS 112). The statement will be adopted by Indiana Gas effective October 1, 1994. SFAS 112 requires employers to adopt accrual accounting for workers' compensation, disability, severance pay and other benefits provided to former or inactive employees after employment but before retirement. Adoption of the statement will not materially affect Indiana Gas' financial position or results of operations.

      9.  Commitments

      Estimated capital expenditures for 1995 are $54.7 million. Total lease expense was $2,595,000 in 1994, $2,846,000 in 1993 and $2,748,000 in 1992.

      Lease commitments are $2,497,000 in 1995, $1,797,000
      in 1996, $1,220,000 in 1997, $1,166,000 in 1998,
      $515,000 in 1999 and $1,005,000 in total for all
      later years. Included in these amounts is an operating lease between Indiana Gas and Energy Realty with payments of approximately $464,000 annually that extends through August 1998. There are no leases that extend beyond 2002. Indiana Gas has storage and supply contracts that range from one month to eight years.

      10. Contingencies

      A.  Environmental Costs
      In the past, Indiana Gas and others, including its predecessors, former affiliates and/or previous landowners, operated facilities for the manufacturing of gas and storage of manufactured gas. These facilities are no longer in operation and have not been operated for many years. In the manufacture and storage of such gas, various byproducts were produced, some of which may still be present at the sites where these manufactured gas plants and storage facilities were located. While management believes those operations were conducted in accordance with the then-applicable industry standards, under currently applicable environmental laws and regulations, Indiana Gas, and the others, may now be required to take remedial action if certain materials are found at these sites.

      Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Indiana Gas conducted remediation at two sites and is nearing completion of the remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management.

      Indiana Gas is assessing, on a site-by-site basis, whether any of the remaining 24 sites require remediation, to what extent it is required and the estimated cost of such action. Indiana Gas has completed preliminary assessments (PAs) on the majority of these sites and has completed site investigations (SIs) at 15 of these sites. Based upon the site work completed to date, Indiana Gas believes that some level of contamination may be present at a number of the remaining sites. Indiana Gas has not begun an RI/FS at any of the remaining sites but anticipates beginning more in the near future and completing the remaining SIs.

      Based upon the work performed to date, Indiana Gas has accrued remediation and related costs for the two sites where remediation has taken place. Indiana Gas has accrued the PA/SI and groundwater monitoring costs for the remaining 24 sites. Indiana Gas has further accrued estimated RI/FS costs and the costs of certain remedial actions at a number of the remaining sites where, based upon available information, these actions likely will be required.
      The total costs which may be incurred in connection with the remediation of all sites cannot be determined at this time.

      Indiana Gas has nearly completed the process of identifying all potentially responsible parties
      (PRPs) for each site. Indiana Gas, with the help of outside counsel, has prepared estimates for its share of environmental liabilities which may exist at each of the sites. Indiana Gas has accrued only its proportionate share of the estimated costs, as described above, based on equitable principles derived from case law or applied by parties in achieving settlements.

      Indiana Gas accrues for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Indiana Gas does not believe it can provide an estimate of the reasonably possible total remediation costs for any site prior to completion of the RI/FS and the development of some sense of the timing for implementation of the resulting potential remedial alternatives.

      Indiana Gas has notified insurance carriers of potential claims where policies may provide coverage for these environmental costs. Indiana Gas has not recorded any receivables related to probable recovery from insurance carriers at this time.

      In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs
      Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with past gas manufacturing activities. On February
      26, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs.
      This authorization will extend until the IURC rules upon Indiana Gas' pending request to establish and implement an ongoing ratemaking mechanism that will be designed and intended to provide for the recovery of these costs. An order is not expected until later in calendar 1994. Indiana Gas has deferred all environmental costs previously paid or accrued. These costs are approximately $12 million (including assessment, remediation and related costs) as of September 30, 1994.

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

      B.  Order No. 636 Transition Costs
      In accordance with Federal Energy Regulatory
      Commission (FERC) Order No. 636, Indiana Gas' pipeline service providers have made a number of filings to restructure services.

      Indiana Gas' pipeline service providers have begun to seek from customers, including Indiana Gas, recovery of certain costs related to the transition to restructured services. Those costs will include certain gas supply realignment costs and are not currently expected to exceed $10 million.

      In a recent order involving another gas utility in Indiana, the IURC determined that FERC Order No. 636 transition costs are recoverable as gas costs through the quarterly GCA process. Given this determination, Indiana Gas expects that transition costs it is assessed by its pipeline suppliers will be recovered through the quarterly GCA process.

      11. Income Taxes

      Indiana Energy, Inc. and subsidiary companies file a consolidated federal income tax return. Indiana Gas' current and deferred tax expense is computed on a separate company basis. The components of consolidated income tax expense for Indiana Gas, including amounts in "Other Income - Net" on the Consolidated Statements of Income, were as follows:

      Thousands                                 1994     1993     1992
      Current:
       Federal                               $13,333  $12,088 $  9,885
       State                                   2,299    2,018    1,773
                                              15,632   14,106   11,658
      Deferred:
       Federal                                 2,987    2,667    1,870
       State                                     286      264      203
                                               3,273    2,931    2,073
      Amortization of Investment Tax Credits    (930)  (1,007)    (929)
      Consolidated Income Tax Expense        $17,975  $16,030  $12,802

      Effective income tax rates were 34.22 percent, 35.97 percent and 33.21 percent of pretax income for 1994, 1993 and 1992, respectively. This compares with a combined federal and state income tax statutory rate of 37.93 percent for 1994, 37.69 percent for 1993 and
      36.97 percent for 1992. Individual components of these rate differences are not significant except investment tax credit which amounted to (1.8%), (2.3%) and (2.4%) in 1994, 1993, and 1992,
      respectively.

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are provided for taxes not currently payable due to, among other things, the use of various accelerated depreciation methods, shorter depreciable lives and the deduction of certain construction costs for tax purposes. Taxes deferred in prior years are being charged and income credited as these tax effects reverse. The provisions for the deferred tax effects relating to the excess of tax-over-book depreciation amounted to $2,852,000 in 1994, $2,073,000 in 1993 and $1,504,000 in 1992.

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

      Due to the effects of regulation, Indiana Gas is not permitted to recognize the effect of a tax rate change as income but is required to reduce tariff rates to return the "excess" deferred income taxes to ratepayers over the remaining life of the properties that give rise to the taxes. Therefore, the cumulative effect of a change in accounting principle upon the initial application of SFAS 109 resulted in no impact on earnings. Under SFAS 109, Indiana Gas has recorded a net regulatory liability for approximately $4.8 million on its balance sheet as of September 30, 1994, related to deferred taxes.

      Significant components of Indiana Gas' net deferred tax liability as of September 30, 1994, are as follows:

           Thousands                                   1994
           Deferred tax liabilities:
             Accelerated depreciation               $41,652
             Property basis differences              18,140
             Acquisition adjustment                   6,853
             Other                                    2,654
           Deferred tax assets:
             Deferred investment tax credit          (4,943)
             Regulatory income tax liability         (1,815)
           Less deferred income taxes related
             to current assets and liabilities       (2,654)
           Balance at September 30                   $59,887

      Investment tax credits have been deferred and are being credited to income over the life of the property giving rise to the credit. The Tax Reform
      Act of 1986 eliminated investment tax credits for property acquired after January 1, 1986.

      12.   Summarized Financial Data (Unaudited)

      Summarized quarterly financial data (in thousands of dollars) for 1994 and 1993 are as follows:

      1994:  Three Months Ended                     Dec. 31   Mar. 31   June 30   Sep. 30
      Operating revenues                           $151,892  $195,672  $ 77,827   $49,906
      Operating income (loss)                        18,894    24,630     5,551    (1,232)
      Earnings (loss) available for common stock   $ 15,156  $ 21,740  $  2,414   $(4,714)

      1993:  Three Months Ended                     Dec. 31   Mar. 31   June 30   Sep. 30
      Operating revenues                           $155,537  $178,256  $101,249   $64,236
      Operating income (loss)                        18,421    21,618     4,541      (307)
      Earnings (loss) available for common stock   $ 14,017  $ 17,608  $    761   $(4,137)

      Note: Because of the seasonal factors that significantly affect the companies' operations, the results of operations for interim periods within fiscal years are not comparable.

Item 9.   Changes in and Disagreements with Accountants

          None.




Part III

Item 10.  Directors and Executive Officers of the
          Registrant

       Except for the list of the executive officers, which can be found in Part I, Item 4(a) of this report, the information required to be shown in this part for Item 10, Directors and Executive Officers of the
       Registrant is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 2, 1994. The information is included in the report attached as
       Exhibit 99.

Item 11.  Executive Compensation

       The information required to be shown in this part for Item 11, Executive Compensation, is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange
       Commission on December 2, 1994. The information is included in the report attached as Exhibit 99.

       Contained in the Indiana Energy proxy statement, Summary Compensation Table, Column C and Column D,
       Salary Amounts and Bonus Amounts, are some compensation dollars which are allocated to subsidiaries of Indiana Energy other than Indiana
       Gas. The named executives received the following compensation, including Bonus, for the years ended
       September 30, 1994, 1993 and 1992, as it relates to only Indiana Gas.

                                   1994      1993      1992
          Lawrence A. Ferger   $444,898  $411,455  $397,719
          Paul T. Baker         285,360   247,197   231,926
          Niel C. Ellerbrook    208,999   194,791   190,871
          Anthony E. Ard        159,489   145,238   134,480
          Carl L. Chapman       142,736   126,979   116,251

Item 12.  Securities Ownership of Certain Beneficial
          Owners and Management

       The information required to be shown in this part for Item 12, Securities Ownership of Certain
       Beneficial Owners and Management, is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 2, 1994. The information is included in the report attached as Exhibit 99.

Item 13.  Certain Relationships and Related Transactions

       The information required to be shown in this part for Item 13, Certain Relationships and Related
       Transactions is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 2, 1994. The information is included in the report attached as
       Exhibit 99.



Part IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       The following documents are filed as part of this report:

       (a)-1     Financial Statements                     Location in 10-K

       Report of Independent Public Accountants            Item 8

       Consolidated Statements of Income - 1994,
       1993 and  1992                                      Item 8

       Consolidated Statements of Cash Flows - 1994,
       1993 and 1992                                       Item 8

       Consolidated Balance Sheets at September 30,
       1994 and 1993                                       Item 8

       Consolidated Statements of Common Shareholder's
       Equity - 1994, 1993 and 1992                        Item 8

       Consolidated Schedules of Long-Term Debt
       as of September 30, 1994 and 1993                   Item 8

       Notes to Financial Statements                       Item 8


       (a)-2     Financial Statement Schedules

       Report of Independent Public Accountants on
       Schedules

       Schedule V.   Property, Plant and Equipment -
                     1994, 1993 and 1992

       Schedule VI.  Accumulated Depreciation, Depletion
                     and Amortization of Property, Plant
                     and Equipment - 1994, 1993, 1992

       Schedule VIII.Valuation and Qualifying Accounts -
                     1994, 1993 and 1992

       Schedule X.   Supplementary Income Statement
                     Information - 1994, 1993 and 1992

       Other schedules are omitted as not applicable or the required information is shown in the consolidated financial statements or notes to consolidated financial statements.

       (a)-3   Exhibits

               See Exhibit Index

       (b)     Reports on Form 8-K

               None filed during the fourth quarter of fiscal 1994.

                             EXHIBIT INDEX

  Exhibit No.         Description               Reference

2-A             Acquisition Agreement    Exhibit 10-N of
                dated October 26,        Indiana Gas Company,
                1990, between Indiana    Inc.'s 1990 Annual
                Gas and Indiana          Report on Form 10-K.
                Energy, Inc.

3-A             Amended and Restated     Exhibit 3-A to
                Articles of              Indiana Gas Company,
                Incorporation.           Inc.'s 1993 Annual
                                         Report on Form 10-K.

3-B             Code of By-Laws, as      Filed herewith.
                amended.

4-A             Indenture dated as of    Indiana Gas Company,
                September 1, 1950,       Inc.'s Registration
                between Indiana Gas      No. 2-77620 (pages 6-
                and Merchants            8 of the Prospectus
                National Bank & Trust    on Form S-16
                Company of               contained therein),
                Indianapolis (now        to Registration No. 2-
                National City Bank,      40825 (Exhibit Nos. 2-
                Indiana), as trustee     A through 2-H), to
                ("Trustee"), and         Registration No. 2-
                twelve supplemental      52734 (Exhibit No. 2-
                indentures thereto.      C), to Registration
                                         No. 2-68469 (Exhibit
                                         No. 2-J), to
                                         Registration No. 2-
                                         77620 (Exhibit No. 4-
                                         0), to Registration
                                         No. 33-1262 (Exhibit
                                         No. 4K), to the 1985
                                         Annual Report on Form
                                         10-K (Exhibit 4) and
                                         to the 1986 Annual
                                         Report on Form 10-K
                                         (Exhibit No. 4-D).

4-B             Indenture dated          Exhibit 4(a) to
                February 1, 1991,        Indiana Gas Company,
                between Indiana Gas      Inc.'s Current Report
                and Continental Bank,    on Form 8-K dated
                National Association.    February 1, 1991, and
                                         filed February 15,
                                         1991; First
                                         Supplemental
                                         Indenture thereto
                                         dated as of February
                                         15, 1991,
                                         (incorporated by
                                         reference to Exhibit
                                         4(b) to Indiana Gas
                                         Company, Inc.'s
                                         Current Report on
                                         Form 8-K dated
                                         February 1, 1991, and
                                         filed February 15,
                                         1991); Second
                                         Supplemental
                                         Indenture thereto
                                         dated as of September
                                         15, 1991,
                                         (incorporated by
                                         reference to Exhibit
                                         4(b) to Indiana Gas
                                         Company, Inc.'s
                                         Current Report on
                                         Form 8-K dated
                                         September 15, 1991,
                                         and filed September
                                         25, 1991); Third
                                         Supplemental
                                         Indenture thereto
                                         dated as of September
                                         15, 1991
                                         (incorporated by
                                         reference to Exhibit
                                         4(c) to Indiana Gas
                                         Company, Inc.'s
                                         Current Report on
                                         Form 8-K dated
                                         September 15, 1991
                                         and filed September
                                         25, 1991); and Fourth
                                         Supplemental
                                         Indenture thereto
                                         dated as of December
                                         2, 1992,
                                         (incorporated by
                                         reference to Exhibit
                                         4(b) to Indiana Gas
                                         Company, Inc.'s
                                         Current Report on
                                         Form 8-K dated
                                         December 1, 1992, and
                                         filed December 8,
                                         1992).

10-A            Employment Agreement     Exhibit 10-A to
                among Indiana Energy,    Indiana Energy's 1990
                Inc., Indiana Gas        Annual Report on Form
                Company, Inc., and       10-K.
                Lawrence A. Ferger
                effective January 1,
                1990.

10-B            Employment Agreement     Exhibit 10-C to
                among Indiana Energy,    Indiana Energy's 1990
                Inc., Indiana Gas        Annual Report on Form
                Company, Inc., and       10-K.
                Niel C. Ellerbrook,
                effective
                January 1, 1990.

10-C            Employment Agreement     Exhibit 10-D to
                between Indiana Gas      Indiana Energy's 1990
                Company, Inc., and       Annual Report on Form
                Paul T. Baker            10-K.
                effective January 1,
                1990.

10-D            Employment Agreement     Exhibit 10-E to
                between Indiana Gas      Indiana Energy's 1990
                Company, Inc., and       Annual Report on Form
                Anthony E. Ard           10-K.
                effective January 1,
                1990.

10-E            Employment Agreement     Exhibit 10-F to
                among Indiana Energy,    Indiana Energy's 1990
                Inc., Indiana Gas        Annual Report on Form
                Company, Inc., and       10-K.
                Carl L. Chapman
                effective
                January 1, 1990.

10-F            Termination Benefits     Exhibit 10-F to
                Agreement, dated July    Indiana Energy,
                29, 1994, among          Inc.'s 1994 Annual
                Indiana Energy, Inc.,    Report on Form 10-K.
                Indiana Gas Company,
                Inc. and Lawrence A.
                Ferger.

10-G            Termination Benefits     Exhibit 10-G to
                Agreement, dated July    Indiana Energy,
                29, 1994, among          Inc.'s 1994 Annual
                Indiana Energy, Inc.,    Report on Form 10-K.
                Indiana Gas Company,
                Inc. and
                Paul T. Baker.

10-H            Termination Benefits     Exhibit 10-H to
                Agreement, dated July    Indiana Energy,
                29, 1994, among          Inc.'s 1994 Annual
                Indiana Energy, Inc.,    Report on Form 10-K.
                Indiana Gas Company,
                Inc. and Niel C.
                Ellerbrook.

10-I            Termination Benefits     Exhibit 10-I to
                Agreement, dated July    Indiana Energy,
                29, 1994, among          Inc.'s 1994 Annual
                Indiana Energy, Inc.,    Report on Form 10-K.
                Indiana Gas Company,
                Inc. and
                Anthony E. Ard.

10-J            Termination Benefits     Exhibit 10-J to
                Agreement, dated July    Indiana Energy,
                29, 1994, among          Inc.'s 1994 Annual
                Indiana Energy, Inc.,    Report on Form 10-K.
                Indiana Gas Company,
                Inc. and
                Carl L. Chapman.

10-K            Executive                Exhibit 10-K to
                Compensation Deferral    Indiana Energy,
                Plan effective           Inc.'s 1994 Annual
                December 1, 1994.        Report on Form 10-K.

10-L            Directors                Exhibit 10-L to
                Compensation Deferral    Indiana Energy,
                Plan effective           Inc.'s 1994 Annual
                February 1, 1981.        Report on Form 10-K.

10-M            Directors                Exhibit 10-M to
                Compensation Deferral    Indiana Energy,
                Plan effective           Inc.'s 1994 Annual
                January 1, 1995.         Report on Form 10-K.

10-N            Executive Restricted     Exhibit A to Indiana
                Stock Plan effective     Energy's Proxy
                October 1, 1987, as      Statement filed on
                amended.                 December 4, 1987;
                                         First Amendment to
                                         Indiana Energy, Inc.
                                         Executive Restricted
                                         Stock Plan
                                         (incorporated by
                                         reference to Exhibit
                                         10-A to Indiana
                                         Energy's 1991 Annual
                                         Report on Form 10-K).

10-O            Indiana Energy, Inc.     Exhibit 10-D to
                Annual Management        Indiana Energy's 1987
                Incentive Plan           Annual Report on Form
                effective October 1,     10-K.
                1987.

10-P            Indiana Energy, Inc.     Indiana Energy's
                Directors' Restricted    Definitive Proxy
                Stock Plan, as           Statement filed on
                amended and restated     December 6, 1991.
                on October 25, 1991.

10-Q            Exhibit 10-Q schedules all material
                gas contracts which are in effect
                between Indiana Gas Company, Inc.
                and the suppliers listed.  The gas
                contracts within each type are
                substantially identical in all
                material respects and at least one
                of each type of contract has been or
                is filed as indicated.  The schedule
                details all material aspects in
                which a contract may differ from the
                contract filed.

Exh                                                               Days of               Effective    Expir.
No.      Type of Contract      Supplier            Contract No.   Wthdrwl.  MDth/Day    Date         Date     Reference
                                                                                                              6/30/93 Form 10-
                                                                                                              Q, File 1-6494:
10-Q.1   Firm Transportation   Panhandle Eastern   P PLT 011715              38,572     5/1/93      3/31/98   Exh. 10-B
10-Q.2   Firm Transportation   Panhandle Eastern   P PLT 011716              51,431     5/1/93      3/31/99   Exh. 10-A
10-Q.3   Firm Transportation   Panhandle Eastern   P PLT 011718              51,431     5/1/93      2/28/97   Exh. 10-C
10-Q.4   Firm Transportation   Panhandle Eastern   P PLT 011721              77,144     5/1/93      3/31/97   Exh. 10-D

10-Q.5   Market Area -         Panhandle Eastern   P PLT 011719              50,000     5/1/93      3/31/97   1993 Form 10-K
         Firm Transportation                                                                                  Exhibit 10-I.5,
                                                                                                              File 1-6494.
10-Q.6   Market Area -         Panhandle Eastern   P PLT 011720              50,000     5/1/93      3/31/97   See Exhibit 10-Q.5.
         Firm Transportation
10-Q.7   Market Area -         Texas Gas           T3780                     50,000     11/1/93    10/31/98   1993 Form 10-K
         Firm Transportation                                                                                  Exhibit 10-I.7,
                                                                                                              File 1-6494.

10-Q.8   No Notice Service     Texas Gas           N0420                     41,687     11/1/93    10/31/98   1993 Form 10-K,
                                                                                                              Exhibit 10-I.8,
                                                                                                              File 1-6494.
10-Q.9   No Notice Service     Texas Gas           N0325                     56,793     11/1/93    10/31/97   See Exhibit 10-Q.8
10-Q.10  No Notice Service     Texas Gas           N0325                     56,794     11/1/93    10/31/98   See Exhibit 10-Q.8
10-Q.11  No Notice Service     Texas Gas           N0325                     56,794     11/1/93    10/31/99   See Exhibit 10-Q.8

                                                                                                              6/30/93 Form 10-
                                                                                                              Q, File 1-6494:
10-Q.12  Firm Storage          Panhandle Eastern   P PLS 011713     100      50,312      5/1/93     3/31/96   Exh. 10-G
10-Q.13  Firm Storage          Panhandle Eastern   P PLS 012044     100      25,000      5/1/93     3/31/96   Exh. 10-E

10-Q.14  Firm Storage          ANR                 T,E & S 00087    100      29,000      3/1/73     2/28/96   1991 Form 10-K,
                                                                                                              Exh. 10-N, File
                                                                                                              1-6494.
10-Q.15  Firm Storage          ANR                 T,E & S 05787    100     100,806      4/1/92     3/31/97   1992 Form 10-K,
                                                                                                              Exh. 10-R, File
                                                                                                              1-6494.

                                                                                                              6/30/93 Form
                                                                                                              10-Q, File
                                                                                                              1-6494:
10-Q.16  Firm Storage-Related  Panhandle Eastern   P PLT 011714              49,515      5/1/93     3/31/96   Exh. 10-H
         Transportation
10-Q.17  Firm Storage-Related  Panhandle Eastern   P PLT 012045              24,604      5/1/93     3/31/96   Exh. 10-F
         Transportation
10-Q.18  Firm Storage-Related  ANR                 T,E & S 05788            100,000      4/1/92     3/31/97   1992 Form 10-K,
         Transportation                                                                                       Exh. 10-S, File
                                                                                                              1-6494.

10-Q.19  Firm Natural Gas      Anadarko            NGFSA 507                 50,000     10/1/94     9/30/95   Filed herewith.
         Supply

23               Consent of Independent Public
                  Accountants                               Filed herewith.

27               Financial Data Schedule                    Filed herewith.

99               Indiana Energy, Inc.'s (parent
                 company) Definitive Proxy
                 Statement for Annual Meeting
                 of Shareholders to be held on
                 January 9, 1995.                           Filed herewith.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Indiana Gas Company, Inc.:

   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Item 8, in this Form 10-K, and have issued our report thereon dated October 28, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)-2 are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Indianapolis, Indiana
October 28, 1994


                                             INDIANA GAS COMPANY, INC.
                                             AND SUBSIDIARY COMPANIES

                                    SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                           YEAR ENDED SEPTEMBER 30, 1994
                                                  (Thousands)

           Col. A                            Col. B            Col. C          Col. D          Col. E         Col. F
                                             Balance at                                        Other          Balance at
                                             September 30,     Additions                       Changes        September 30,
        Classification                       1993              At Cost         Retirements     (Note 1)       1994

ORIGINAL COST:
    Gas Plant in Service -
      Production                             $       8,144     $        84     $         0     $        0     $       8,228
      Storage - Underground                         29,161           9,244             585              0            37,820
      Distribution                                 560,445          36,138           4,037              0           592,546
      General                                       73,644           5,283           1,987              4            76,944
        Total Gas Plant in Service                 671,394          50,749           6,609              4           715,538
    Gas in Underground Storage -
      Noncurrent                                    11,520             737               0              0            12,257
    Completed Construction Not Classified           22,042          26,463               0              0            48,505
    Construction Work In Progress                   29,250         (22,074)              0              0             7,176
    Retirements (Estimated)                         (2,013)              0            (271)             0            (1,742)
    Property Held Under Capital Lease                4,026               0               0              0             4,026
    Property Leased to Others                          772               8               0              0               780
    Property Held for Future Use                       444               0               0              0               444
    Intangibles                                      8,570           1,702               0             (4)           10,268
        Total Original Cost                  $     746,005     $    57,585     $     6,338     $        0     $     797,252

ACQUISITION ADJUSTMENTS                      $      27,169     $     1,053     $       635     $        0     $      27,587

NONUTILITY PROPERTY                          $         518     $         0     $        93     $        0     $         425

Note:
(1)  Represents the reclassification of certain property within "Original Cost" categories.

                                             INDIANA GAS COMPANY, INC.
                                             AND SUBSIDIARY COMPANIES

                                    SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                           YEAR ENDED SEPTEMBER 30, 1993
                                                   (Thousands)

           Col. A                            Col. B            Col. C          Col. D          Col. E         Col. F
                                             Balance at                                        Other          Balance at
                                             September 30,     Additions                       Changes        September 30,
        Classification                       1992              At Cost         Retirements     (Note 1)       1993

ORIGINAL COST:
    Gas Plant in Service -
      Production                             $       7,843     $     2,238     $        63     $   (1,874)    $       8,144
      Storage - Underground                         28,477             711              27              0            29,161
      Distribution                                 522,051          44,213           5,744            (75)          560,445
      General                                       70,777           6,771           3,979             75            73,644
        Total Gas Plant in Service                 629,148          53,933           9,813         (1,874)          671,394
    Gas in Underground Storage -
      Noncurrent                                    11,520               0               0              0            11,520
    Completed Construction Not Classified           30,759          (8,717)              0              0            22,042
    Construction Work In Progress                   17,640          11,610               0              0            29,250
    Retirements (Estimated)                         (2,986)              0            (973)             0            (2,013)
    Property Held Under Capital Lease                4,026               0               0              0             4,026
    Property Leased to Others                          598             174               0              0               772
    Property Held for Future Use                       444               0               0              0               444
    Intangibles                                      6,577             119               0          1,874             8,570
        Total Original Cost                  $     697,726     $    57,119     $     8,840     $        0     $     746,005

ACQUISITION ADJUSTMENTS                      $      27,586     $      (417)    $         0     $        0     $      27,169

NONUTILITY PROPERTY                          $         518     $         0     $         0     $        0     $         518

Note:
(1)  Represents the reclassification of certain property within "Original Cost" categories.

                                             INDIANA GAS COMPANY, INC.
                                             AND SUBSIDIARY COMPANIES

                                    SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                           YEAR ENDED SEPTEMBER 30, 1992
                                                   (Thousands)

           Col. A                            Col. B            Col. C          Col. D          Col. E         Col. F
                                             Balance at                                        Other          Balance at
                                             September 30,     Additions                       Changes        September 30,
        Classification                       1991              At Cost         Retirements     (Note 1)       1992

ORIGINAL COST:
    Gas Plant in Service -
      Production                             $       5,968     $     1,879     $         4     $        0     $       7,843
      Storage - Underground                         27,185           1,301              17              8            28,477
      Distribution                                 485,958          39,692           3,592             (7)          522,051
      General                                       64,322          11,076           4,620             (1)           70,777
        Total Gas Plant in Service                 583,433          53,948           8,233              0           629,148
    Gas in Underground Storage -
      Noncurrent                                     7,296           4,224               0              0            11,520
    Completed Construction Not Classified           26,830           3,929               0              0            30,759
    Construction Work In Progress                   22,998          (5,358)              0              0            17,640
    Retirements (Estimated)                         (5,031)              0          (2,045)             0            (2,986)
    Property Held Under Capital Lease                3,324             702               0              0             4,026
    Property Leased to Others                            0             598               0              0               598
    Property Held for Future Use                       444               0               0              0               444
    Intangibles                                         36           6,541               0              0             6,577
        Total Original Cost                  $     639,330     $    64,584     $     6,188     $        0     $     697,726

ACQUISITION ADJUSTMENTS                      $      27,922     $      (336)    $         0     $        0     $      27,586

NONUTILITY PROPERTY                          $         518     $         0     $         0     $        0     $         518

Note:
(1)  Represents the reclassification of certain property within the "Gas Plant in Service" categories.

                                                          INDIANA GAS COMPANY, INC.
                                                          AND SUBSIDIARY COMPANIES

                      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                                       YEAR ENDED SEPTEMBER 30, 1994
                                                                (Thousands)

        Col. A                         Col. B            Col. C                      Col. D                 Col. E    Col. F
                                                         Additions                   Deductions
                                                         (1)           (2)           (1)           (2)
                                                                       Charged       Property      Salvage
                                       Balance at        Charged to    to Other      Retired at    Less               Balance at
                                       September 30,     Costs and     Accounts      Original      Removal  Other     September 30,
      Description                      1993              Expenses      (Note A)      Cost          Cost     Charges   1994
Gas Plant in Service -
  Production                           $       4,183  $     363     $       0     $       0     $       0   $      0  $   4,546
  Storage - Underground                       16,068      1,253             0             6             2          0     17,313
  Distribution                               221,221     22,729             0         4,037         1,053          0    238,860
  General                                     20,061      3,020         1,151         2,565          (852)         0     22,519
      Total Gas Plant in Service             261,533     27,365         1,151         6,608           203          0    283,238

Retirement Work in Progress                     (855)         0             0             0           (77)         0       (778)
Retirements (Estimated)                       (2,013)         0             0          (270)            0          0     (1,743)
Property Held Under Capital Lease              1,576        564             0             0             0          0      2,140
Property Leased to Others                        138        116             0             0             0          0        254
Property Held for Future Use                      83          0             0             0             0          0         83
Intangibles                                    1,044        753             0             0             0          0      1,797
      Total Accumulated Depreciation   $     261,506  $  28,798     $   1,151     $   6,338     $     126   $      0  $ 284,991

Acquisition Adjustments                $       6,123  $     709     $       0     $       0     $       0   $      0  $   6,832

Nonutility Property                    $         284  $       9     $       0     $      93     $     168   $      0  $      32


Notes:
(A)  Represents provision charged to transportation clearing account.

                                                          INDIANA GAS COMPANY, INC.
                                                          AND SUBSIDIARY COMPANIES

                      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                                       YEAR ENDED SEPTEMBER 30, 1993
                                                                (Thousands)

        Col. A                         Col. B         Col. C                      Col. D                    Col. E    Col. F
                                                      Additions                   Deductions
                                                      (1)           (2)           (1)           (2)
                                                                    Charged       Property      Salvage
                                       Balance at     Charged to    to Other      Retired at    Less        Other     Balance at
                                       September 30,  Costs and     Accounts      Original      Removal     Charges   September 30,
      Description                      1992           Expenses      (Note A)      Cost          Cost        (Note B)  1993
Gas Plant in Service -
  Production                           $       3,966  $     290     $       0     $      64     $       9   $      0  $   4,183
  Storage - Underground                       15,114        989             0            27             8          0     16,068
  Distribution                               207,251     21,093             1         5,743         1,381          0    221,221
  General                                     19,186      2,969         1,058         3,979        (1,447)      (620)    20,061
      Total Gas Plant in Service             245,517     25,341         1,059         9,813           (49)      (620)   261,533

Retirement Work in Progress                     (372)         0             0             0           483          0       (855)
Retirements (Estimated)                       (2,986)         0             0          (973)            0          0     (2,013)
Property Held Under Capital Lease              1,012        564             0             0             0          0      1,576
Property Leased to Others                         52         86             0             0             0          0        138
Property Held for Future Use                      83          0             0             0             0          0         83
Intangibles                                        0        424             0             0             0        620      1,044
      Total Accumulated Depreciation   $     243,306  $  26,415     $   1,059     $   8,840     $     434   $      0  $ 261,506

Acquisition Adjustments                $       5,371  $     752     $       0     $       0     $       0   $      0  $   6,123

Nonutility Property                    $         273  $      11     $       0     $       0     $       0   $      0  $     284


Notes:
(A)  Represents provision charged to transportation clearing account.
(B)  Represents the reclassification of certain property within "Accumulated Depreciation" categories.

                                                          INDIANA GAS COMPANY, INC.
                                                          AND SUBSIDIARY COMPANIES

                      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                                       YEAR ENDED SEPTEMBER 30, 1992
                                                                (Thousands)

        Col. A                         Col. B         Col. C                      Col. D                    Col. E    Col. F
                                                      Additions                   Deductions
                                                      (1)           (2)           (1)           (2)
                                                                    Charged       Property      Salvage
                                       Balance at     Charged to    to Other      Retired at    Less                  Balance at
                                       September 30,  Costs and     Accounts      Original      Removal     Other     September 30,
      Description                      1991           Expenses      (Note A)      Cost          Cost        Charges   1992
Gas Plant in Service -
  Production                           $       3,727  $     243     $       0     $       4     $       0   $      0  $    3,966
  Storage - Underground                       14,157        976             0            17             2          0      15,114
  Distribution                               189,296     19,761             2         3,592        (1,784)         0     207,251
  General                                     18,909      3,103           980         4,620          (814)         0      19,186
      Total Gas Plant in Service             226,089     24,083           982         8,233        (2,596)         0     245,517

Retirement Work in Progress                     (172)         0             0             0           200          0        (372)
Retirements (Estimated)                       (5,031)         0             0        (2,045)            0          0      (2,986)
Property Held Under Capital Lease                499        513             0             0             0          0       1,012
Property Leased to Others                          0         52             0             0             0          0          52
Property Held for Future Use                      83          0             0             0             0          0          83
      Total Accumulated Depreciation   $     221,468  $  24,648     $     982     $   6,188     $  (2,396)  $      0  $  243,306

Acquisition Adjustments                $       4,614  $     757     $       0     $       0     $       0   $      0  $    5,371

Nonutility Property                    $         259  $      14     $       0     $       0     $       0   $      0  $      273


Note:
(A)  Represents provision charged to transportation clearing account.


                                              INDIANA GAS COMPANY, INC.
                                              AND SUBSIDIARY COMPANIES

                                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                           YEAR ENDED SEPTEMBER 30, 1994
                                                    (Thousands)

             Col. A                           Col. B         Col. C                    Col. D         Col. E      Col. F
                                                             Additions                 Deductions
                                                                 (1)          (2)
                                                                                       For Purposes
                                              Balance at     Charged to                For Which      Other       Balance at
                                              September 30,  Costs and                 Reserves       Changes     September 30,
           Description                        1993           Expenses      Other       Were Created   (Note A)    1994
RESERVE DEDUCTED FROM APPLICABLE ASSETS:
    Reserve for uncollectible accounts        $    2,055     $   3,850     $     0     $    4,667     $     0     $    1,238


RESERVE SEPARATELY CLASSIFIED:
    Deferred income taxes                     $   56,911     $   3,273     $     0     $        0     $  (297)    $   59,887



Note:
(A)   Represents the implementation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes effective
        October 1, 1993.


                                              INDIANA GAS COMPANY, INC.
                                              AND SUBSIDIARY COMPANIES

                                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                           YEAR ENDED SEPTEMBER 30, 1993
                                                    (Thousands)

             Col. A                           Col. B         Col. C                    Col. D         Col. E      Col. F
                                                             Additions                 Deductions
                                                                 (1)          (2)
                                                                                       For Purposes
                                              Balance at     Charged to                For Which                  Balance at
                                              September 30,  Costs and                 Reserves       Other       September 30,
           Description                        1992           Expenses      Other       Were Created    Changes    1993
RESERVE DEDUCTED FROM APPLICABLE ASSETS:
    Reserve for uncollectible accounts        $    2,299     $   2,950     $     0     $    3,194     $     0     $    2,055


RESERVE SEPARATELY CLASSIFIED:
    Deferred income taxes                     $   53,980     $   2,931     $     0     $        0     $     0     $   56,911


                                              INDIANA GAS COMPANY, INC.
                                              AND SUBSIDIARY COMPANIES

                                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                           YEAR ENDED SEPTEMBER 30, 1992
                                                    (Thousands)

             Col. A                           Col. B         Col. C                    Col. D         Col. E      Col. F
                                                             Additions                 Deductions
                                                                 (1)          (2)
                                                                                       For Purposes
                                              Balance at     Charged to                For Which                  Balance at
                                              September 30,  Costs and                 Reserves       Other       September 30,
           Description                        1991           Expenses      Other       Were Created    Changes    1992
RESERVE DEDUCTED FROM APPLICABLE ASSETS:
    Reserve for uncollectible accounts        $    2,226     $   2,699     $     0     $    2,626     $     0     $    2,299


RESERVE SEPARATELY CLASSIFIED:
    Deferred income taxes                     $   51,907     $   2,073     $     0     $        0     $     0     $   53,980











                                              SCHEDULE X


Supplemental Income Statement Information
Years Ended September 30, 1994, 1993 and 1992


   In addition to the amounts included in other operation and maintenance and the depreciation amounts shown in the consolidated statements of income in Item 8 of this report Form 10-K, certain maintenance and depreciation is charged to various clearing accounts. The amounts so charged were not significant.

   During the years presented, there were no royalties or advertising costs of significant amount.

   Maintenance amounts included in the caption "Other operation and maintenance" and gross income taxes shown under the caption "Taxes other than income taxes" in the consolidated statements of income are set forth below.
Other taxes charged to income, other than payroll and income taxes, were not significant.

                                Years Ended September 30
  Thousands                        1994     1993     1992
  Maintenance                  $  9,501  $14,197  $10,205
  Indiana gross income taxes   $  6,267  $ 5,760  $ 4,947

                                                      EXHIBIT 21


                                                        State of Incorporation

 Subsidiaries of Indiana Gas Company, Inc. (Parent) -
   Richmond Gas Corporation                                     Indiana
   Terre Haute Gas Corporation                                  Indiana


                                                      EXHIBIT 23

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

   As independent public accountants, we hereby consent to the incorporation of our reports included in this Form
10-K into Indiana Gas Company, Inc.'s previously filed
Registration Statement File No. 33-54820.



/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Indianapolis, Indiana
December 22, 1994









SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INDIANA GAS COMPANY,
INC.



Dated December 22, 1994             /s/Lawrence A. Ferger
                                    Lawrence A. Ferger, President
                                    and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                Title                   Date



/s/Lawrence A. Ferger     President, Chief Executive         December 22, 1994
Lawrence A. Ferger        Officer and Director



/s/Niel C. Ellerbrook     Senior Vice President              December 22, 1994
Niel C. Ellerbrook        Chief Financial Officer
                          and Director



/s/Jerome A. Benkert      Controller                         December 22, 1994
Jerome A. Benkert



/s/Duane M. Amundson      Chairman of the Board of           December 22, 1994
Duane M. Amundson         Directors



/s/Paul T. Baker          Senior Vice President              December 22, 1994
Paul T. Baker             Chief Operating Officer and
                          Director




/s/Gerald L. Bepko        Director                           December 22, 1994
Gerald L. Bepko



/s/Howard J. Cofield      Director                           December 22, 1994
Howard J. Cofield



/s/Loren K. Evans         Director                           December 22, 1994
Loren K. Evans



/s/Otto N. Frenzel III    Director                           December 22, 1994
Otto N. Frenzel III



/s/Anton H. George        Director                           December 22, 1994
Anton H. George



/s/Don E. Marsh           Director                           December 22, 1994
Don E. Marsh



/s/Richard P. Rechter     Director                           December 22, 1994
Richard P. Rechter



/s/James C. Shook         Director                           December 22, 1994
James C. Shook