Form 10-Q
period 1994-12-31
INDIANA GAS CO INC
filed 1995-02-10
CIK 50183

February 10, 1995



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  23212-2413

Gentlemen:

     We are transmitting herewith Indiana Gas Company,
Inc.'s Quarterly Report on Form 10-Q for the quarter ended
December 31, 1994, pursuant to the requirements of Section
13 of the Securities Exchange Act of 1934.

                              Very truly yours,


                              /s/ Kathleen S. Morris
                              Kathleen S. Morris
KSM:rs

Enclosure


          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value     9,080,770      January 31, 1995
             Class               Number of shares         Date

                   TABLE OF CONTENTS

                                                            Page
                                                           Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at December 31, 1994 and 1993
      and September 30, 1994

    Consolidated Statements of Income
      Three Months Ended December 31, 1994 and 1993, and Twelve Months Ended December 31, 1994 and 1993

    Consolidated Statements of Cash Flows
        Three Months Ended December 31, 1994 and 1993, and Twelve Months Ended December 31, 1994 and 1993

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K

                                     INDIANA GAS COMPANY, INC.
                                     AND SUBSIDIARY COMPANIES

                                   CONSOLIDATED BALANCE SHEETS

                                             ASSETS
                                     (Thousands - Unaudited)

                                                     December 31        September 30
                                                   1994       1993          1994
UTILITY PLANT:
    Original cost                               $835,329   $786,380      $824,839
    Less - accumulated depreciation
       and amortization                          297,485    274,366       291,823
                                                 537,844    512,014       533,016

NONUTILITY PLANT - NET                               391        400           393

CURRENT ASSETS:
    Cash and cash equivalents                         20         20            20
    Accounts receivable, less reserves of
        $1,522, $2,467 and $1,238 respectively    31,469     45,836        14,251
    Accrued unbilled revenues                     26,573     42,768         6,607
    Materials and supplies - at average cost       3,878      3,753         3,663
    Liquefied petroleum gas - at average cost        947      1,154           940
    Gas in underground storage - at last-in,
        first-out cost                            60,401     53,064        64,753
    Recoverable gas costs                              -        616             -
    Prepayments and other                          1,402      1,585           244
                                                 124,690    148,796        90,478

DEFERRED CHARGES:
    Unamortized debt discount and expense          6,835      6,489         6,755
    Environmental costs (see Note 9)              12,228     10,408        11,925
    Other                                         14,362      4,562         7,415
                                                  33,425     21,459        26,095

                                                $696,350   $682,669      $649,982

                             INDIANA GAS COMPANY, INC.
                             AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                      SHAREHOLDER'S EQUITY AND LIABILITIES
                             (Thousands - Unaudited)
                                                   December 31         September 30
                                                 1994       1993          1994
CAPITALIZATION:
    Common stock and paid-in capital          $142,995   $142,995      $142,995
    Retained earnings                          122,079    115,460       117,300
        Total common shareholder's equity      265,074    258,455       260,295
    Long-term debt                             153,815    164,901       156,851
                                               418,889    423,356       417,146

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                            -     10,000             -
    Notes payable                               43,550     50,250        30,550
    Accounts payable                            39,644     50,061        34,808
    Refundable gas costs                        37,042          -        31,595
    Customer deposits and advance payments      21,923     14,146        12,594
    Accrued taxes                               21,730     35,849        20,291
    Accrued interest                             4,498      5,123         2,815
    Other current liabilities                   21,300     15,175        14,055
                                               189,687    180,604       146,708

DEFERRED CREDITS:
    Deferred income taxes                       60,690     55,542        59,887
    Unamortized investment tax credit           12,801     13,731        13,033
    Customer advances for construction           1,284      1,021         1,162
    Regulatory income tax liability              4,787      4,789         4,787
    Other                                        8,212      3,626         7,259
                                                87,774     78,709        86,128
COMMITMENTS AND CONTINGENCIES
    (See Note 9)                                     -          -             -

                                              $696,350   $682,669      $649,982

                               INDIANA GAS COMPANY, INC.
                               AND SUBSIDIARY COMPANIES

                           CONSOLIDATED STATEMENTS OF INCOME
                                (Thousands - Unaudited)

                                               Three Months             Twelve Months
                                             Ended December 31         Ended December 31
                                             1994         1993         1994         1993
OPERATING REVENUES                       $ 113,062    $ 151,892    $ 436,467    $ 495,633
COST OF GAS                                 62,511       93,246      250,253      305,285
MARGIN                                      50,551       58,646      186,214      190,348

OPERATING EXPENSES:
    Other operation and maintenance         18,168       19,533       80,617       86,524
    Depreciation and amortization            7,649        6,912       29,914       27,138
    Income taxes                             6,511        8,998       16,980       16,865
    Taxes other than income taxes            3,630        4,309       15,161       15,075
                                            35,958       39,752      142,672      145,602

OPERATING INCOME                            14,593       18,894       43,542       44,746

OTHER INCOME - NET                             164          322        2,471        1,090

INCOME BEFORE INTEREST
    AND OTHER CHARGES                       14,757       19,216       46,013       45,836

INTEREST                                     3,994        4,240       15,791       16,880
OTHER                                          (16)        (180)           3         (432)
                                             3,978        4,060       15,794       16,448

NET INCOME                               $  10,779    $  15,156    $  30,219    $  29,388

                                          INDIANA GAS COMPANY, INC.
                                          AND SUBSIDIARY COMPANIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Thousands - Unaudited)
                                                              Three Months          Twelve Months
                                                           Ended December 31      Ended December 31
                                                            1994       1993        1994       1993
CASH FLOWS FROM (REQUIRED FOR)
  OPERATING ACTIVITES:
   Net income                                           $ 10,779   $ 15,156    $ 30,219   $ 29,388

   Adjustments to reconcile net income to cash
      provided from operating activities -
       Depreciation and amortization                       7,696      6,963      30,104     27,382
       Deferred income taxes                                 802        643       3,432      3,076
       Investment tax credit                                (232)      (232)       (930)      (929)
                                                           8,266      7,374      32,606     29,529
       Changes in assets and liabilities -
         Receivables - net                               (37,184)   (63,625)     30,562    (11,947)
         Inventories                                       4,130      6,292      (7,255)    (6,251)
         Accounts payable, customer deposits,
            advance payments and other current
            liabilities                                   21,410     10,873       3,485     (2,448)
         Accrued taxes and interest                        3,122      6,051     (14,744)     9,254
         Recoverable/refundable gas costs                  5,447      6,837      37,658    (16,361)
         Prepayments                                      (1,158)    (1,289)        183        134
         Other - net                                      (5,912)     2,592      (5,785)      (536)

           Total adjustments                              (1,879)   (24,895)     76,710      1,374

             Net cash flow from (required for)
               operations                                  8,900     (9,739)    106,929     30,762

CASH FLOWS FROM (REQUIRED FOR)
   FINANCING ACTIVITIES:
    Issuance of common stock                                   -          -           -     40,000
    Reduction in long-term debt                           (3,036)   (10,000)    (21,086)   (10,000)
    Net change in short-term borrowings                   13,000     39,998      (6,700)    19,852
    Dividends                                             (6,000)    (5,800)    (23,600)   (21,800)

        Net cash flow from (required for)
          financing activities                             3,964     24,198     (51,386)    28,052

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                 (12,864)   (14,459)    (55,543)   (58,814)
        Net cash flow required for investing activities  (12,864)   (14,459)    (55,543)   (58,814)

NET INCREASE IN CASH                                           -          -           -          -

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                    20         20          20         20

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $     20   $     20    $     20   $     20

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

2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash
    Flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                            Three Months Ended    Twelve Months Ended
                               December 31            December 31
    Thousands               1994         1993      1994         1993
    Interest (net of
      amount capitalized)  $  2,029    $ 1,820    $15,401     $14,956
    Income taxes           $  2,963    $   580    $26,263     $10,330

3.  Revenues.
    To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.
4.  Gas in Underground Storage.
    Based on the cost of purchased gas during December 1994, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at December 31, 1994, by approximately $2,140,000.

5.  Refundable or Recoverable Gas Costs.
    The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates are deferred and are being recovered or refunded in accordance with procedures approved by the Indiana
    Utility Regulatory Commission (IURC).

6.  Allowance For Funds Used During Construction.
    An allowance for funds used during construction (AFUDC), which represents the cost of borrowed and equity funds used for construction purposes, is charged to construction work in progress during the period of construction and included in "Other Income - Net" and "Other" on the Consolidated Statements of Income. An annual AFUDC rate of 7.5 percent was used for all periods reported.

    The table below reflects the total interest capitalized and the portion of which was computed on borrowed funds and equity funds for all periods reported.

                              Three Months Ended   Twelve Months Ended
                                  December 31          December 31
    Thousands                  1994        1993     1994        1993
    AFUDC-Borrowed Funds      $   63      $  231   $  187      $  676
    AFUDC-Equity Funds            51         189      152         553
    Total AFUDC Capitalized   $  114      $  420   $  339      $1,229

7.  Long-Term Debt.
    On October 28, 1994, $3 million of the outstanding 9
    3/8% Series M, First Mortgage Bonds were retired.

8.  Cash Management/Accounts Payable.
    Indiana Gas participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented. Amounts borrowed from affiliated companies as well as checks written but not cashed are reflected in accounts payable.

9.  Contingencies.
    A.  Environmental Costs
    In the past, Indiana Gas and others, including its predecessors, former affiliates and/or previous landowners, operated facilities for the manufacturing of gas and storage of manufactured gas. These facilities are no longer in operation and have not been operated for many years. In the manufacture and storage of such gas, various byproducts were produced, some of which may still be present at the sites where these manufactured gas plants and storage facilities were located.
    While management believes those operations were conducted in accordance with the then-applicable industry standards, under currently applicable environmental laws and regulations, Indiana Gas, and the others, may now be required to take remedial action if certain materials are found at these sites.

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

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs
    Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with past gas manufacturing activities. On February
    26, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs.
    This authorization will extend until the IURC rules upon Indiana Gas' pending request to establish and implement an ongoing ratemaking mechanism that will be designed and intended to provide for the recovery of these costs. Indiana Gas has deferred all environmental costs previously paid or accrued.
    These costs are approximately $12.2 million
    (including assessment, remediation and related costs) as of December 31, 1994.

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

    B.  Order No. 636 Transition Costs
    In accordance with Federal Energy Regulatory
    Commission (FERC) Order No. 636, Indiana Gas' pipeline service providers have made a number of filings to restructure services. Indiana Gas' pipeline service providers are seeking from customers, including Indiana Gas, recovery of certain costs related to the transition to restructured services.

    In February 1994, Indiana Gas included certain transition costs in a routine quarterly gas cost adjustment (GCA) filing with the IURC. As part of that proceeding, Indiana Gas was given authority to pass the Account 191 component of such costs through to ratepayers and to employ deferred accounting for all other components of transition costs pending the IURC's consideration of Indiana
    Gas' request for authority to recover those costs.
    As of December 31, 1994, Indiana Gas has estimated and deferred approximately $6.2 million of the other components of transition costs.

    In a recent order involving another gas utility in Indiana, the IURC determined that FERC Order No.
    636 transition costs are recoverable as gas costs through the quarterly GCA process. Given this determination, Indiana Gas expects that transition costs it is assessed by its pipeline suppliers will be recovered through the quarterly GCA process.


10. Postretirement Benefits Other Than Pensions.
    Effective October 1, 1993, Indiana Gas adopted
    Statement of Financial Accounting Standards No.
    106, Employers' Accounting for Postretirement
    Benefits Other Than Pensions (SFAS 106). SFAS 106 requires accounting for the costs of postretirement health care and life insurance benefits on the accrual basis. This means the costs of benefits paid in the future are recognized during the years that an employee provides service to Indiana Gas rather than the "pay-as-you-go" (cash) basis.

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106. Through a generic order issued on December 30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to adopt SFAS 106 for ratemaking purposes. Recent orders for other public utilities regulated by the IURC have authorized SFAS 106 to be adopted for ratemaking purposes. Indiana Gas has deferred approximately $7.1 million of SFAS 106 costs as of December 31, 1994.

11. Reclassifications.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on margin or net income previously reported.

Indiana Gas Company, Inc. and Subsidiary Companies
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

                       Earnings
    Net income for the three- and twelve-month periods ended December 31, 1994, when compared to the same periods one year ago are listed below.


   Periods Ended December 31
   (Millions)                  1994     1993
   Three Months                $10.8    $15.2
   Twelve Months               $30.2    $29.4

    The following discussion highlights the factors contributing to these results.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended December 31, 1994, decreased $8.1 million compared to the same period last year. The decrease was primarily due to weather 26 percent warmer than the same period last year and 25 percent warmer than normal, resulting in a decrease in space heating sales during the period.

    Margin for the twelve-month period ended December 31, 1994, decreased $4.1 million compared to the same period last year. The decrease for the twelve-month period reflects weather 8 percent warmer than the same period last year and 7 percent warmer than normal, offset somewhat by additional residential and commercial customers.

    Total system throughput (combined sales and transportation) decreased 14 percent (5.1 MMDth) for the first quarter of fiscal 1995 when compared to the same period one year ago. This was due primarily to decreases in residential and commercial space heating sales caused by warmer weather.

    Throughput decreased 2 percent (1.8 MMDth) for the twelve-month period ended December 31, 1994, when compared to the same period last year. This is due primarily to decreases in residential and commercial space heating sales caused by warmer weather, offset by an increase in throughput for industrial customers and an increase in residential and commercial customers.

    Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $2.68 for the three-month period ended December 31, 1994, compared to $3.05 for the same period one year ago.
For the twelve-month period, cost of gas per unit decreased to $2.78 in the current period compared to $2.90 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses decreased approximately $1.4 million for the three-month period ended December 31, 1994, when compared to the same period one year ago. The decrease is attributable to lower labor-related costs, including health care and pension costs, and other general expenses.

    Operation and maintenance expenses for the twelve-month period decreased approximately $5.9 million compared to the same period last year. The decrease is primarily due to labor and related costs which are lower than the levels last year when additional operation and maintenance projects were in progress.

    Depreciation and amortization expense increased for the three- and twelve-month periods ended December 31, 1994, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes decreased for the three-month period ended December 31, 1994, when compared to the same period one year ago due to lower taxable income. Federal and state income taxes remained approximately the same for the twelve-month period when compared to the same period last year.

    Taxes other than income taxes decreased for the three-month period ended December 31, 1994, when compared to the same period one year ago due to lower gross receipts tax expenses. Taxes other than income taxes remained approximately the same for the twelve-month period when compared to the same period last year.

                   Interest Expense
    Interest expense decreased for the three- and twelve-month periods ended December 31, 1994, when compared to the same periods one year ago due to a decrease in average debt outstanding slightly offset by an increase in interest rates.

Other Operating Matters

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

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the location of former manufactured gas plants. For further information regarding the status of investigation and remediation of the sites, financial reporting, ratemaking and other potentially responsible parties, see Note 9.

     Federal Energy Regulatory Commission Matters
     In accordance with Federal Energy Regulatory
Commission (FERC) Order No. 636, Indiana Gas' pipeline service providers have made a number of filings to restructure services. Indiana Gas' pipeline service providers are seeking from customers, including Indiana
Gas, recovery of certain costs related to the transition to restructured services. For further information regarding the financial reporting and ratemaking, see Note 9.

      Postretirement Benefits Other Than Pensions
     Effective October 1, 1993, Indiana Gas adopted
Statement of Financial Accounting Standards No. 106,
Employers' Accounting for Postretirement Benefits Other
Than Pensions (SFAS 106). SFAS 106 requires accounting for the costs of postretirement health care and life insurance benefits on the accrual basis. This means the costs of benefits paid in the future are recognized during the years that an employee provides service to Indiana Gas rather than the "pay-as-you-go" (cash) basis. For further information regarding the financial reporting and ratemaking, see Note 10.

Liquidity and Capital Resources

    New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. For the twelve months ended December 31, 1994, Indiana Gas' capital expenditures totaled $55.5 million. Of this amount, 71 percent was provided by funds generated internally (net income less dividends plus charges to net income not requiring funds). Capital expenditures for fiscal 1995 are estimated at $54.7 million of which $12.9 million have been expended during the three-month period ended December 31, 1994.

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

    On October 28, 1994, $3 million of the outstanding 9
3/8% Series M, First Mortgage Bonds were retired.

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

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits
           27    Financial Data Schedule     Filed herewith.

       (b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 1994.

                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INDIANA GAS COMPANY, INC.
                                    Registrant




Dated February 10, 1995       /s/Niel C. Ellerbrook
                              Niel C. Ellerbrook
                              Senior Vice President
                              and Chief Financial Officer



Dated February 10, 1995       /s/Jerome A. Benkert
                              Jerome A. Benkert
                              Controller