Form 10-Q
period 1995-06-30
INDIANA GAS CO INC
filed 1995-08-11
CIK 50183

August 11, 1995



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

     We are transmitting herewith Indiana Gas Company, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended June 30,
1995, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

                              Very truly yours,



                              Kathleen S. Morris
KSM:rs

Enclosures (8)





          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value      9,080,770      July 31, 1995
           Class                   Number of shares       Date


                   TABLE OF CONTENTS

                                                   Page
                                                  Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at June 30, 1995, and 1994
      and September 30, 1994

    Consolidated Statements of Income
      Three Months Ended June 30, 1995 and 1994,
      Nine Months Ended June 30, 1995 and 1994, and Twelve Months Ended June 30, 1995 and 1994

    Consolidated Statements of Cash Flows
      Nine Months Ended June 30, 1995 and 1994, and Twelve Months Ended June 30, 1995 and 1994

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K


                                 INDIANA GAS COMPANY, INC.
                                 AND SUBSIDIARY COMPANIES

                                CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                  (Thousands - Unaudited)


                                                      June 30          September 30
                                                  1995       1994          1994
UTILITY PLANT:
    Original cost                              $858,570   $810,925      $824,839
    Less - accumulated depreciation
        and amortization                        311,445    286,510       291,823
                                                547,125    524,415       533,016

NONUTILITY PLANT - NET                              387        396           393

CURRENT ASSETS:
    Cash and cash equivalents                    27,620     23,414            20
    Accounts receivable, less reserves of
        $1,184, $2,137 and $1,238  respectively  12,771     29,413        14,251
    Accrued unbilled revenues                     5,445      7,913         6,607
    Materials and supplies - at average cost      3,956      3,886         3,663
    Liquefied petroleum gas - at average cost       877        869           940
    Gas in underground storage - at last-in,
        first-out cost                           43,978     39,210        64,753
    Prepayments and other                           596        713           244
                                                 95,243    105,418        90,478

DEFERRED CHARGES:
    Unamortized debt discount and expense         6,915      6,237         6,755
    Environmental costs (see Note 9)              1,918     10,545        11,925
    Other                                         9,608      5,453         7,415
                                                 18,441     22,235        26,095

                                               $661,196   $652,464      $649,982



                                   INDIANA GAS COMPANY, INC.
                                   AND SUBSIDIARY COMPANIES

                                  CONSOLIDATED BALANCE SHEETS

                              SHAREHOLDER'S EQUITY AND LIABILITIES
                                    (Thousands - Unaudited)

                                                      June 30          September 30
                                                  1995       1994          1994
CAPITALIZATION:
    Common stock and paid-in capital           $142,995   $142,995      $142,995
    Retained earnings                           135,567    128,014       117,300
        Total common shareholder's equity       278,562    271,009       260,295
    Long-term debt                              173,693    164,901       156,851
                                                452,255    435,910       417,146

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                             -     10,000             -
    Notes payable                                     -          -        30,550
    Accounts payable                             45,334     37,082        34,808
    Refundable gas costs                         17,571     32,595        31,595
    Customer deposits and advance payments       10,512      2,077        12,594
    Accrued taxes                                19,683     32,820        20,291
    Accrued interest                              4,463      5,103         2,815
    Other current liabilities                    20,089     15,410        14,055
                                                117,652    135,087       146,708

DEFERRED CREDITS:
    Deferred income taxes                        62,097     56,828        59,887
    Unamortized investment tax credit            12,337     13,267        13,033
    Customer advances for construction            1,253      1,100         1,162
    Regulatory income tax liability               4,787      4,789         4,787
    Other                                        10,815      5,483         7,259
                                                 91,289     81,467        86,128

COMMITMENTS AND CONTINGENCIES
    (See Note 9)                                      -          -             -
                                               $661,196   $652,464      $649,982


                               INDIANA GAS COMPANY, INC.
                               AND SUBSIDIARY COMPANIES

                           CONSOLIDATED STATEMENTS OF INCOME
                                (Thousands - Unaudited)


                                               Three Months               Nine Months
                                               Ended June 30             Ended June 30
                                             1995         1994         1995         1994
OPERATING REVENUES                       $  83,081    $  77,827    $ 346,611    $ 425,391
COST OF GAS                                 43,705       41,468      188,765      256,953
MARGIN                                      39,376       36,359      157,846      168,438

OPERATING EXPENSES:
    Other operation and maintenance         18,252       19,579       55,702       62,356
    Depreciation and amortization            7,881        7,384       23,274       21,654
    Income taxes                             2,378          482       21,582       22,600
    Taxes other than income taxes            3,065        3,363       10,228       12,753
                                            31,576       30,808      110,786      119,363

OPERATING INCOME                             7,800        5,551       47,060       49,075

OTHER INCOME - NET                             464          747          953        2,258

INCOME BEFORE INTEREST
    AND OTHER CHARGES                        8,264        6,298       48,013       51,333

INTEREST                                     3,937        3,885       11,760       12,168
OTHER                                            -           (1)         (14)        (145)
                                             3,937        3,884       11,746       12,023

NET INCOME                               $   4,327    $   2,414    $  36,267    $  39,310




                                INDIANA GAS COMPANY, INC.
                                AND SUBSIDIARY COMPANIES

                            CONSOLIDATED STATEMENTS OF INCOME
                                (Thousands - Unaudited)


                                                                        Twelve Months
                                                                        Ended June 30
                                                                      1995         1994
OPERATING REVENUES                                                 $ 396,517    $ 489,627
COST OF GAS                                                          212,800      295,231
MARGIN                                                               183,717      194,396

OPERATING EXPENSES
    Other operation and maintenance                                   75,328       81,536
    Depreciation and amortization                                     30,797       28,492
    Income taxes                                                      18,449       20,305
    Taxes other than income taxes                                     13,315       15,295
                                                                     137,889      145,628

OPERATING INCOME                                                      45,828       48,768

OTHER INCOME - NET                                                     1,324        2,555

INCOME BEFORE INTEREST
  AND OTHER CHARGES                                                   47,152       51,323

INTEREST                                                              15,629       16,396
OTHER                                                                    (30)        (246)
                                                                      15,599       16,150

NET INCOME                                                         $  31,553    $  35,173


                                                            INDIANA GAS COMPANY, INC.
                                                            AND SUBSIDIARY COMPANIES

                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Thousands - Unaudited)

                                                                      Nine Months          Twelve Months
                                                                     Ended June 30         Ended June 30
                                                                   1995       1994        1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 36,267   $ 39,310    $ 31,553   $ 35,173

   Adjustments to reconcile net income to cash
      provided from operating activities -
       Depreciation and amortization                             23,414     21,801      30,984     28,704
       Deferred income taxes                                      2,210      1,930       3,553      3,367
       Investment tax credit                                       (697)      (697)       (930)      (929)
                                                                 24,927     23,034      33,607     31,142
       Changes in assets and liabilities -
         Receivables - net                                        2,642    (12,347)     19,110     (7,574)
         Inventories                                             20,545     20,298      (4,846)    (6,532)
         Accounts payable, customer deposits,
            advance payments and other current liabilities       14,478    (13,940)     21,366    (38,785)
         Accrued taxes and interest                               1,040      3,002     (13,777)     4,877
         Recoverable/refundable gas costs                       (14,024)    40,048     (15,024)    28,674
         Prepayments                                               (352)      (417)        117        (27)
         Other - net                                             12,361      3,401      11,679      1,191

           Total adjustments                                     61,617     63,079      52,232     12,966

             Net cash flow from operations                       97,884    102,389      83,785     48,139

CASH FLOWS FROM (REQUIRED FOR)
    FINANCING ACTIVITIES:
    Issuance of common stock                                          -          -           -     40,000
    Sale of long-term debt                                       20,000          -      20,000          -
    Reduction in long-term debt                                  (3,158)   (10,000)    (21,208)   (10,000)
    Net change in short-term borrowings                         (30,550)   (10,252)          -          -
    Dividends                                                   (18,000)   (17,400)    (24,000)   (23,200)
        Net cash flow from (required for) financing activities  (31,708)   (37,652)    (25,208)     6,800

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                        (38,576)   (41,343)    (54,371)   (61,631)
        Net cash flow required for investing activities         (38,576)   (41,343)    (54,371)   (61,631)

NET INCREASE (DECREASE) IN CASH                                  27,600     23,394       4,206     (6,692)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                           20         20      23,414     30,106

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 27,620   $ 23,414    $ 27,620   $ 23,414


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

2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash
    Flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                           Nine Months Ended    Twelve Months Ended
                                June 30               June 30
    Thousands                1995     1994        1995        1994
    Interest (net of
      amount capitalized)  $ 8,891  $ 9,329     $14,754     $14,829
    Income taxes           $16,326  $15,880     $24,326     $16,580

3.  Revenues.
    To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

4.  Gas in Underground Storage.
    Based on the cost of purchased gas during June 1995, the cost of replacing the current portion of gas in underground storage was less than last-in, first-out cost at June 30, 1995, by approximately $10,595,000.

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

                              Three Months Ended     Nine Months Ended    Twelve Months Ended
                                    June 30               June  30              June 30
    Thousands                 1995          1994       1995       1994     1995           1994
    AFUDC-Borrowed Funds      $ 46          $ 48       $154       $292     $217           $458
    AFUDC-Equity Funds          38            39        126        239      177            375
    Total AFUDC Capitalized   $ 84          $ 87       $280       $531     $394           $833

7.  Long-Term Debt.
    On October 28, 1994, $3 million of the outstanding 9
    3/8% Series M, First Mortgage Bonds were retired.

    During June 1995, Indiana Gas issued $20 million in aggregate principal amount of its Medium-Term Notes, Series E (Notes) as follows: $5 million of 7.15% Notes due March 15, 2015, $5 million of 6.31% Notes due June
    10, 2025, and $10 million of 6.53% Notes due June 27,
    2025. The net proceeds from the sale of the Notes will be used to finance, in part, the refunding of long-term debt, Indiana Gas' continuing construction program and for other corporate purposes.

8.  Cash Management/Accounts Payable.
    Indiana Gas participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented. Amounts borrowed from affiliated companies as well as checks written but not cashed are reflected in accounts payable.

9.  Environmental Costs.
    In the past, Indiana Gas and others, including former affiliates, and/or previous landowners, operated facilities for the manufacturing of gas and storage of manufactured gas. These facilities are no longer in operation and have not been operated for many years. In the manufacture and storage of such gas, various byproducts were produced, some of which may still be present at the sites where these manufactured gas plants and storage facilities were located. While management believes, and the IURC has found that, those operations were conducted in accordance with the then-applicable industry standards, under currently applicable environmental laws and regulations,
    Indiana Gas, and the others, may now be required to take remedial action if certain byproducts are found above a regulatory threshold at these sites.

    Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Removal activities have been conducted at two sites and a remedial investigation/feasibility study (RI/FS) is nearing completion at one of the sites under an agreed order between Indiana Gas and the Indiana
    Department of Environmental Management.  Indiana
    Gas is assessing, on a site-by-site basis, whether any of the remaining 24 sites require remediation, to what extent it is required and the estimated cost. Preliminary assessments (PAs) have been completed on all but one of the sites and site investigations (SIs) have been completed at 19 sites. Based upon the site work completed to date, Indiana Gas believes that a level of contamination which may require some level of remedial activity may be present at a number of the 24 sites.
    Indiana Gas is currently conducting groundwater monitoring at many of the sites. Indiana Gas has not begun an RI/FS at those sites, but expects to conduct further investigations in the future.

    Based upon the work performed to date, Indiana Gas has accrued remediation and related costs for the two sites where remedial activities are taking place. PA/SI and groundwater monitoring costs have been accrued for the remaining sites where appropriate. Estimated RI/FS costs and the costs of certain remedial actions that may likely be required have also been accrued. Costs associated with environmental remedial activities are accrued when such costs are probable and reasonably estimable. Indiana Gas does not believe it can provide an estimate of the reasonably possible total remediation costs for any site prior to completion of an RI/FS and the development of some sense of the timing for implementation of the potential remedial alternatives, to the extent such remediation is required. Accordingly, the total costs which may be incurred in connection with the remediation of all sites, to the extent remediation is necessary, cannot be determined at this time.

    Indiana Gas has been pursuing recovery from three separate sources for the costs it has incurred and expects to incur relating to the 26 sites. Those sources are insurance carriers, potentially responsible parties (PRPs) and recovery through rates from retail gas customers. On April 14, 1995, Indiana Gas filed suit against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that those carriers are obligated to pay these costs in the future.
    Presently, that suit is set for trial to begin
    October 21, 1996, in the United States District
    Court for the Northern District of Indiana in Fort
    Wayne, Indiana. Since the filing of that suit, Indiana Gas has obtained cash settlements from some of the defendant insurance carriers and, as a result, those carriers have been dismissed from the suit.

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

    With the help of outside counsel, Indiana Gas has prepared cost sharing estimates of environmental liabilities which may exist at each of the sites based on equitable principles derived from case law or applied by parties in achieving settlements.
    These cost sharing estimates have been utilized to record a receivable from PRPs for their share of the liability for work performed by Indiana Gas to date. This receivable is reflected as Deferred
    Environmental Costs on the Consolidated Balance
    Sheet at June 30, 1995. These cost sharing estimates have also been utilized by Indiana Gas to accrue only its proportionate share of the estimated cost related to work not yet performed.

    As a result of its pursuit of recovery of costs from PRPs and insurance carriers, Indiana Gas has secured cash payments of approximately $11.6 million.

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs
    Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with past gas manufacturing activities. On May 3, 1995, the IURC concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of utility service and, therefore, are not recoverable as operating expenses from utility customers. The Commission did indicate that during Indiana Gas' next rate case it would be appropriate to quantify the effect of the investigation and clean-up activities as part of the business risk to be considered by the Commission in establishing the overall rate of return to be allowed. Management believes that the Commission's determination that these costs are not utility operating expenses incorrectly interprets and applies Indiana law and management has appealed the decision to the Indiana
    Court of Appeals. Under the schedule of the Indiana Court of Appeals, briefing of the issues is expected to occur during the fall of this year.

    The May 3, 1995, order of the IURC has had no immediate impact on Indiana Gas' earnings since amounts received from insurers and amounts recoverable from PRPs exceed the $13.5 million which had been deferred previous to the order.

    The impact on Indiana Gas' financial position and results of operations of complying with federal, state and local environmental regulations related to former manufactured gas plant sites is contingent upon several uncertainties. These include the costs of any compliance activities which may occur and the timing of the actions taken, the impact of joint and several liability upon the magnitude of the contingency, the outcome of proceedings which challenge the IURC ruling on recovery of costs from ratepayers, as well as any additional recoveries of environmental and related costs from insurance carriers. Although there can be no assurance of success, to the extent possible Indiana Gas will continue to manage the manufactured gas plant remediation program so that amounts received from insurance carriers and PRPs will be sufficient to fund all such costs.

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

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106. Through a generic order issued on December 30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. On May 3, 1995, the IURC issued an order authorizing Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with SFAS 106. While this order is consistent with the IURC's rulings for other utilities within the state of Indiana and with the ratemaking treatment of the majority of regulatory jurisdictions outside of Indiana, the Office of Utility Consumer Counselor is seeking to appeal the order.

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


Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations

                       Earnings
    Net income for the three-, nine- and twelve-month periods ended June 30, 1995, when compared to the same periods one year ago are listed below.

           Periods Ended June 30
           (Millions)             1995    1994
           Three Months          $ 4.3    $2.4
           Nine Months           $36.3   $39.3
           Twelve Months         $31.6   $35.2

    The following discussion highlights the factors contributing to these results.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended June 30, 1995, increased
$3.0 million compared to the same period last year. The increase was primarily due to revenues associated with the recovery of certain gas cost which had been recognized as expense in earlier periods, as well as, additional residential and commercial customers.

    Margin for the nine-month period ended June 30, 1995, decreased $10.6 million compared to the same period last year. The decrease for the nine-month period reflects weather 16 percent warmer than the same period last year and 14 percent warmer than normal, offset somewhat by additional residential and commercial customers.

    Margin for the twelve-month period ended June 30, 1995, decreased $10.7 million compared to the same period last year. The decrease for the twelve-month period reflects weather 17 percent warmer than the same period last year and 14 percent warmer than normal, offset somewhat by additional residential and commercial customers.

    Total system throughput (combined sales and transportation) increased 3 percent (.6 MMDth) for the third quarter of fiscal 1995 compared to last year, due primarily to an increase in industrial throughput.
Throughput decreased 8 percent (7.8 MMDth) and 7 percent
(7.6 MMDth) for the nine- and twelve-month periods, respectively, compared to the same periods one year ago.
These decreases are due primarily to lower residential and commercial space heating sales caused by warmer weather.

    Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $2.43 for the three-month period ended June 30, 1995, compared to $2.62 for the same period one year ago. For the nine-month period, cost of gas per unit decreased to $2.61 in the current period compared to $2.99 for the same period last year. For the twelve-month period, cost of gas per unit decreased to $2.58 in the current period compared to $2.98 for the same period last year. The decreases for all periods are due primarily to lower commodity costs associated with decreased demand for gas during the very warm winter this fiscal year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses decreased $1.3 million for the third quarter of fiscal 1995, $6.7 million for the nine-month period and $6.2 million for the twelve-month period ended June 30, 1995, compared to the same periods one year ago. The decreases are primarily attributable to lower expenses for labor and related benefits, distribution mains and services, uncollectible accounts, outside services, telephone and advertising.
The declining operation and maintenance expenses reflect management's efforts to control costs considering the impact of warmer weather.

    Depreciation and amortization expense increased for the three-, nine- and twelve-month periods ended June 30, 1995, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes increased for the three-month period ended June 30, 1995, when compared to the same period one year ago due to higher taxable income.
The decreases for the nine- and twelve-month periods reflect lower taxable income during those periods.

    Taxes other than income taxes remained approximately the same for the three-month period ended June 30, 1995, when compared to the same period one year ago. Lower gross receipts tax expenses due to decreased revenue resulted in the decreases for the nine- and twelve-month periods.

                   Interest Expense
    Interest expense remained approximately the same for the three-month period ended June 30, 1995, when compared to the same period one year ago. Interest expense decreased for the nine- and twelve-month periods due to a decrease in average debt outstanding slightly offset by an increase in interest rates.

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

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the location of former manufactured gas plants. Through
June 30, 1995, settlements of approximately $11.6 million have been achieved as a result of Indiana Gas' pursuit of third parties for environmental costs. On May 3, 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana
Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. Based upon investigation and clean-up costs of approximately $13.5 million which had been deferred previous to the order, and recoveries attributable to those costs from all sources, including insurance carriers and potentially responsible parties, the May 3, 1995, order of the IURC has had no immediate impact on Indiana Gas' earnings. For further information regarding the status of investigation and remediation of the sites, financial reporting, ratemaking and other potentially responsible parties, see Note 9.

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

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106.
Through a generic order issued on December 30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. On May 3, 1995, the IURC issued an order authorizing Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with SFAS 106. While this order is consistent with the IURC's rulings for other utilities within the state of Indiana and with the ratemaking treatment of the majority of regulatory jurisdictions outside of Indiana, the Office of Utility
Consumer Counselor is seeking to appeal the order.

              Indiana Legislative Matters
     On April 26, 1995, Indiana Senate Bill 637 was enacted into law. It provides new flexibility to the IURC for future regulation of Indiana utilities and modifies the application of the current earnings test.

     The new law recognizes that competition is increasing in the provision of energy services and that flexibility in the regulation of energy services providers is essential to the well-being of the state, its economy and its citizens. Under the law, an energy utility can present to the IURC a broad range of proposals from incentive ratemaking to complete deregulation of a utility's operations. The law gives the IURC the authority to adopt alternative regulatory practices, procedures, and mechanisms and establish rates and charges that are in the public interest, and will enhance or maintain the value of the energy utility's retail energy services or property. It also provides authority to the IURC to establish rates and charges based on market or average prices, that use performance based rewards or penalties, and which are designed to promote efficiency in the rendering of retail energy services.

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


Liquidity and Capital Resources

    New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. For the twelve months ended June 30, 1995, Indiana Gas' capital expenditures totaled $54.4 million.
Of this amount, 76 percent was provided by funds generated internally (net income less dividends plus charges to net income not requiring funds). Capital expenditures for fiscal 1995 are estimated at $54.7 million of which $38.6 million have been expended during the nine-month period ended June 30, 1995.

    Indiana Gas' goal is to fund internally approximately
75 percent of its construction program. Capitalization objectives for Indiana Gas are 55-65 percent common equity and 35-45 percent long-term debt. This will help Indiana
Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa3 by Moody's
Investors Service and AA- by Standard & Poor's Corporation.
Indiana Gas' ratio of earnings to fixed charges was 4.0 for the twelve months ended June 30, 1995 (see Exhibit 12).

    On October 28, 1994, $3 million of the outstanding 9
3/8% Series M, First Mortgage Bonds were retired.

    On April 5, 1995, Indiana Gas filed with the Securities and Exchange Commission (SEC) a prospectus supplement for the offering of its Medium-Term Notes, Series E (Notes) with an aggregate principal amount of up to $55 million.
The Notes were registered under the existing shelf registration statement filed November 20, 1992, with the SEC with respect to the issuance of up to $90 million in aggregate principal amount of debt securities ($35 million was previously withdrawn from this shelf as a result of the December 9, 1992, issuance of 6 5/8%, Series D Notes).
Indiana Gas plans to issue the Notes from time to time during fiscal years 1995 and 1996. The Notes, when issued, will be due not less than 9 months and not more than 40 years from the date of issue, and will bear interest at a fixed or variable rate as negotiated between the purchaser and Indiana Gas. The net proceeds from the sale of the Notes will be used to finance, in part, the refunding of long-term debt, Indiana Gas' continuing construction program and for other corporate purposes. During June
1995, $20 million in aggregate principal amount of the Notes were issued as follows: $5 million of the 7.15%
Notes due March 15, 2015, $5 million of 6.31% Notes due
June 10, 2025, and $10 million of 6.53% Notes due June 27,
2025.

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


                             INDIANA GAS COMPANY, INC.
                                    Registrant




Dated August 11, 1995    /s/Niel C. Ellerbrook
                         Niel C. Ellerbrook
                         Senior Vice President
                         and Chief Financial Officer



Dated August 11, 1995    /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Controller