Form 10-K405
period 1995-09-30
INDIANA GAS CO INC
filed 1995-12-20
CIK 50183

December 20, 1995



Office of Applications and Report Services
Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

   We are transmitting herewith Indiana Gas Company, Inc.'s
Annual Report on Form 10-K for the fiscal year ended
September 30, 1995, pursuant to the requirements of Section
13 of the Securities Exchange Act of 1934.

   The $250.00 filing fee was transmitted via FEDWIRE on December 19, 1995.

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

For the fiscal year ended September 30, 1995

                                  OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 1-6494

                      INDIANA GAS COMPANY, INC.
        (Exact name of Registrant as specified in its charter)

            INDIANA                               35-0793669
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

     1630 North Meridian Street,Indianapolis, Indiana  46202
         (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code     317-926-3351

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

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock-Without par value      9,080,770     November 30, 1995
        Class                   Number of shares        Date

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-
K.[X]





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

       (c)  Narrative Description of the Business.

       At September 30, 1995, Indiana Gas supplied gas to about 455,000 residential, commercial and industrial customers in 281 communities in 48 of the 92 counties in the state of Indiana. The service area has a population of approximately 2 million and contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive parts and accessories, feed, flour and grain processing, metal castings, aluminum products, gypsum products, electrical equipment, metal specialties and glass.

       The largest communities served include
       Muncie, Anderson, Lafayette-West Lafayette,
       Bloomington, Terre Haute, Marion, New Albany,
       Columbus, Jeffersonville, New Castle and
       Richmond. Indiana Gas does not serve in Indianapolis, although its general office is located in that city.

       For the fiscal year ended September 30,
       1995, residential customers provided 60 percent of revenues, commercial 20 percent and industrial
       20 percent. At such date, approximately 98 percent of Indiana Gas' customers used gas for space heating, and space heating revenues from these customers for the fiscal year were 80 percent of total operating revenues. Sales of gas are seasonal and strongly affected by variations in weather conditions. During the fiscal year ended September 30, 1995, Indiana Gas added approximately 11,300 residential and commercial customers.

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

       Gas transported on behalf of end-use
       customers in fiscal 1995 represented 30 percent
       (33,312 MDth) of throughput compared to 26 percent (30,125 MDth) in 1994 and 11 percent
       (12,307 MDth) in 1993. Although revenues are lower, rates for transportation generally provide the same margins as would have been earned had the gas been sold under normal sales tariffs.

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

       Adjustments to Indiana Gas' rates and
       charges related to the cost of gas are made through gas cost adjustment (GCA) procedures established by Indiana law and administered by the IURC. The IURC has applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit net operating income, after adjusting to normal weather, to the level authorized in the last general rate order.
       On November 9, 1995, the IURC approved a settlement agreement which provided, among other things, an increase in Indiana Gas' authorized utility operating income from $51.1 million to $54.2 million beginning in fiscal 1996. (See
       Item 7, 1996 Settlement Agreement.)

       Information regarding environmental matters affecting the company is incorporated herein by reference to Item 7, Environmental Matters.

       Indiana Gas had 1,084 full-time employees and 36 part-time employees as of September 30, 1995.

Item 2. Property

       The properties of Indiana Gas are used for the purchase, production, storage and distribution of gas and are located primarily within the state of Indiana. As of September 30, 1995, such properties included approximately
       10,164 miles of distribution mains; 467,540 meters; seven reservoirs currently being used for the underground storage of purchased gas with approximately 107,074 acres of land held under storage easements; 9,478,039 Dth of gas in company-owned underground storage with a daily deliverability of 138,860 Dth; 19,953,511 Dth of gas in contract storage with a daily deliverability of 235,170 Dth; and five liquefied petroleum (propane) air-gas manufacturing plants with a total daily capacity of 36,700 Dth of gas.

       Indiana Gas' capital expenditures during the fiscal year ended September 30, 1995, amounted to $54.9 million.

Item 3. Legal Proceedings

       See Item 8, Note 8 for litigation matters involving insurance carriers pertaining to
       Indiana Gas' former manufactured gas plants and storage facilities.

Item 4. Submission of Matters to a Vote of Security
        Holders

       No matter was submitted during the fourth quarter of the fiscal year ended September 30, 1995, to a vote of security holders.

Item 4a. Executive Officers of the Company

       As of September 30, 1995, the following
       individuals were Executive Officers of the company:

                                     Family
                                    Relation-      Office or               Date Elected
       Name           Age             ship         Position Held           Or Appointed(1)
Lawrence A. Ferger    61              None         President and Chief
                                                   Executive Officer       July 1, 1987

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

Niel C. Ellerbrook    46     None                  Senior Vice
                                                   President and
                                                   Chief Financial
                                                   Officer                 July 1, 1987

Anthony E. Ard        54     None                  Senior Vice President
                                                   of Corporate Affairs    Jan. 9, 1995
                                                   Vice President -
                                                   Corporate Affairs       Jan. 11, 1993
                                                   Vice President and
                                                   Secretary               Sep. 30, 1988

Carl L. Chapman       40     None                  Senior Vice President
                                                   of Corporate
                                                   Development             Jan. 9, 1995
                                                   Vice President -
                                                   Planning                July 1, 1987

(1)  Each of the officers has served continuously since the dates indicated.

Part II


Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

       All of the outstanding shares of Indiana Gas' common stock are owned by Indiana Energy, Inc., and are not traded.

       During fiscal 1995, the company paid aggregate dividends of $6.0 million, $6.0 million, $6.0 million and $6.3 million in the first, second, third and fourth quarters, respectively.

       During fiscal 1994, the company paid aggregate dividends of $5.8 million, $5.8 million, $5.8 million and $6.0 million in the first, second, third and fourth quarters, respectively. (See Item 8, Note 5.)

Item 6.       Selected Financial Data

                        INDIANA GAS COMPANY, INC.
                        AND SUBSIDIARY COMPANIES
                               (Thousands)

Year Ended September 30           1995       1994      1993       1992       1991
Operating revenues            $403,810   $475,297  $499,278   $411,260   $389,550
Margin                         185,315    194,309   185,725    160,333    153,037
Operating expenses             139,127    146,466   141,452    122,206    117,421
Operating income                46,188     47,843    44,273     38,127     35,616
Interest and other - net        14,079     13,247    15,739     12,384     12,330
Net income                      32,109     34,596    28,534     25,743     23,286
Dividends on preferred               -          -       285      1,710      1,710
stock
Earnings available for
    common stock             $  32,109   $ 34,596  $ 28,249   $ 24,033   $ 21,576

Ratio of earnings to fixed         4.1        4.1       3.5        3.5        3.3
charges

Common shareholder's equity   $268,154   $260,295  $249,099   $202,833   $187,651
Redeemable preferred
    shareholder's equity             -          -         -     20,000     20,000
Long-term debt (1)             173,693    156,851   184,901    149,901    163,775

                              $441,847   $417,146  $434,000   $372,734   $371,426


Total throughput               109,508    116,285   111,354    101,985     97,503

Annual heating degree days
    as a percent of normal         87%       102%       99%        90%        87%

Utility customers served -
    average                    454,817    443,498   433,000    422,997    414,358

Total Assets at Year-End      $655,933   $649,982  $621,658   $567,779   $515,468

(1)Includes current maturities; excludes sinking fund requirements.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

       Results of Operations

       Earnings
       Earnings available for common stock decreased to $32.1 million in fiscal 1995 from $34.6 million in fiscal 1994 due to weather that was 15 percent warmer than last year. This decrease was partially offset by lower operation and maintenance expenses, as well as the addition of new residential and commercial customers.

       Earnings available for common stock increased to $34.6 million in fiscal 1994 from $28.2 million in fiscal 1993. The increase relfects weather that was 4 percent colder than last year, additional residential and commercial customers and a decrease in operation and maintenance expenses.

       Margin (Revenues Less Cost of Gas)
       In 1995, margin decreased 5 percent ($9 million) when compared to 1994. The decrease reflects weather that was 15 percent warmer than last year and 13 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

       In 1994, margin increased 5 percent ($8.6 million) when compared to 1993. The increase reflected weather that was 4 percent colder than the previous year and 2 percent colder than normal, as well as the addition of new residential and commercial customers.

       In 1995, total system throughput (combined sales and transportation) decreased 6 percent (6.8 MMDth) when compared to last year. In 1994, throughput increased 4 percent (4.9 MMDth) when compared to 1993. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

       Total average cost per dekatherm of gas purchased (average commodity and demand) decreased to $2.53 in 1995 from $2.89 in 1994. The decrease is due primarily to lower commodity costs associated with decreased demand for gas during the very warm winter this fiscal year.

       Total average cost per dekatherm of gas purchased for 1994 was about the same as 1993. Increased fixed costs per dekatherm associated with pipeline rate cases and the restructuring prescribed by Federal Energy Regulatory Commission (FERC) Order No. 636 were offset by lower commodity costs.

       Operating Expenses
       Operation and maintenance expenses decreased approximately $6.4 million in 1995 when compared to 1994. The decrease is primarily attributable to lower expenses for labor and related benefits, distribution mains and services, advertising and outside services. The declining operation and maintenance expenses reflect management's efforts to control costs in response to very warm weather.

       Operation and maintenance expenses decreased approximately $2.3 million in 1994 when compared to 1993. The decrease was primarily attributable to labor and related costs which were lower than the levels in 1993 when additional operation and maintenance projects were in progress.

       Depreciation and amortization expense increased in 1995 and 1994 as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

       Federal and state income taxes decreased in 1995 due to lower taxable income. Federal and state income taxes increased in 1994 due to higher taxable income.

       Taxes other than income taxes decreased in 1995 due to lower gross receipts tax expense resulting from decreased revenue. Property tax expense for 1995 remained approximately the same as compared to 1994. Taxes other than income taxes increased in 1994 as the result of increased property tax expense, due to higher property tax rates and higher assessed values, and as the result of higher gross receipts tax expense.

       Interest Expense
       Interest expense decreased in 1995 due to a decrease in average debt outstanding, slightly offset by an increase in interest rates. Interest expense decreased in 1994 due to slightly lower interest rates.

       Other Operating Matters

       Gas Cost Adjustment
       Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment (GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission (IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

       In addition, the IURC has applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit utility operating income, after adjusting to normal weather, to the level authorized in the last general rate order (see Indiana Legislative Matters).

       1996 Settlement Agreement
       As provided in the previous year's settlement agreement among Indiana Gas, the Office of Utility Consumer Counselor (OUCC) and a group of large-volume users, the OUCC performed an investigation during fiscal 1995 to consider an increase to Indiana Gas' authorized utility operating income. These parties then entered a series of negotiations designed to increase Indiana Gas' opportunity to earn on its recent capital investments while avoiding the necessity of a general rate filing. As a result of these negotiations, the IURC approved on November 9, 1995, a settlement agreement which provided, among other things, for the following: (1) an increase in Indiana Gas' authorized utility operating income from $51.1 million to $54.2 million beginning in fiscal 1996; (2) with certain specified exceptions, Indiana Gas may not file a petition to increase its base rates until November 15, 1996; and (3) an agreement to a number of operational and other service enhancements for large-volume customers.

       Environmental Matters
       Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers. On May 3, 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. The order is being appealed. The IURC order has had no immediate impact on Indiana Gas' earnings since settlements with insurers of $11.9 million exceed Indiana Gas' share of environmental liability recorded to date. For further information regarding the status of investigation and remediation of the sites, PRPs, financial reporting and ratemaking, see Item 8, Note 8.

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

       Postretirement Benefits Other Than Pensions
       Effective October 1, 1993, Indiana Gas adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). SFAS 106 requires accounting for the costs of postretirement health care and life insurance benefits on the accrual basis. This means the costs of benefits paid in the future are recognized during the years that an employee provides service to Indiana Gas rather than the "pay-as-you-go" (cash) basis (see Item 8, Note 6).

       On May 3, 1995, the IURC issued an order authorizing Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with SFAS 106. Amounts accrued prior to the order have been deferred as allowed by the IURC. While this order is consistent with the IURC's rulings for other utilities within the state of Indiana and with the ratemaking treatment of the majority of regulatory jurisdictions outside of Indiana, the Office of Utility Consumer Counselor is appealing the order.

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

       Indiana Legislative Matters
       On April 26, 1995, the Indiana General Assembly enacted Senate Enrolled Act No. 637, which provides new flexibility to the IURC for future regulation of Indiana utilities and modifies the application of the earnings test.

       The new law recognizes that competition is increasing in the provision of energy services and that flexibility in the regulation of energy services providers is essential to the well-being of the state, its economy and its citizens. Under the law, an energy utility can present to the IURC a broad range of proposals from performance-based ratemaking to complete deregulation of a utility's operations. The law gives the IURC the authority to adopt alternative regulatory practices, procedures, and mechanisms and establish rates and charges that are in the public interest, and will enhance or maintain the value of the energy utility's retail energy services or property. It also provides authority to the IURC to establish rates and charges based on market or average prices that use performance-based rewards or penalties, or which are designed to promote efficiency in the rendering of retail energy services.

       The IURC applies the Indiana statute authorizing the GCA procedures to reduce rates when necessary so as to limit utility operating income to the level authorized in the last general rate order. On a quarterly basis, this earnings test is performed by comparing Indiana Gas' authorized utility operating income to its actual utility operating income (weather normalized) for the previous 12 months. In the past, one-fourth of the amounts over the authorized utility operating income would be refundable to Indiana Gas' customers each quarter. The new law revises the earnings test to provide that no refund be paid to the extent a utility has not earned its authorized utility operating income over the previous 60 months (or during the period since the utility's last rate order, if longer). The revised test provides Indiana Gas a greater opportunity to earn its authorized utility operating income over the long term.

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

       Liquidity and Capital Resources
       New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. Indiana Gas' goal is to internally fund approximately 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa3 by Moody's Investors Service and AA- by
       Standard & Poor's Corporation.   Indiana Gas' ratio of earnings to
       fixed charges was 4.1 for 1995 (see Exhibit 12).

       Total capital required to fund both capital expenditures and refinancing requirements for 1994 and 1995, along with estimated amounts for 1996 through 1998, are as follows:

       THOUSANDS                    1994     1995     1996     1997     1998
       Capital expenditures      $57,100  $54,900  $58,800  $60,500  $61,800
       Refinancing requirements   28,100    3,200        -      900   35,900
                                 $85,200  $58,100  $58,800  $61,400  $97,700

       In 1995, 77 percent of Indiana Gas' capital expenditures was provided by funds generated internally (net income less dividends plus charges to net income not requiring funds). In 1994, 75 percent of capital expenditures was provided by funds generated internally. External funds required for the 1995 construction program were obtained primarily through Indiana Gas' medium-term note program as discussed below.

       Capitalization objectives for Indiana Gas are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt. Indiana Gas' common equity component was 61 percent of total capitalization at September 30, 1995.

       On October 28, 1994, $3 million of the outstanding 9 3/8 % Series M, First Mortgage Bonds were retired.

       On April 5, 1995, Indiana Gas filed with the Securities and Exchange Commission (SEC) a prospectus supplement for the offering of its Medium-Term Notes, Series E (Notes) with an aggregate principal amount of up to $55 million. The Notes were registered under the existing shelf registration statement filed November 20, 1992, with the SEC with respect to the issuance of up to $90 million in aggregate principal amount of debt securities ($35 million was previously withdrawn from this shelf as a result of the December 9, 1992, issuance of 6 5/8 %, Series D Notes). Indiana Gas plans to issue the Notes from time to time through 1997. The Notes, when issued, will be due not less than nine months and not more than 40 years from the date of issue, and will bear interest at a fixed or variable rate as negotiated between the purchaser and Indiana Gas. The net proceeds from the sale of the Notes will be used to finance, in part, the refunding of long-term debt, Indiana Gas' continuing construction program and for other corporate purposes. During June 1995, $20 million in aggregate principal amount of the Notes were issued as follows: $5 million of 7.15% Notes due March 15, 2015; $5 million of 6.31% Notes due June 10, 2025; and $10 million of 6.53% Notes due June 27, 2025.

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


                                            /s/Niel C. Ellerbrook
                                            Niel C. Ellerbrook
                                            Senior Vice President
                                            and Chief Financial Officer



       Report of Independent Public Accountants

       To the Shareholders and Board of Directors of Indiana Gas Company,
       Inc.:

       We have audited the accompanying consolidated balance sheets and schedules of long-term debt of Indiana Gas Company, Inc. (an Indiana corporation and wholly-owned subsidiary of Indiana Energy, Inc.) and subsidiary companies as of September 30, 1995, and 1994, and the related consolidated statements of income, common shareholder's equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Gas Company, Inc. and subsidiary companies, as of September 30, 1995, and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.


       /s/Arthur Andersen LLP
       Arthur Andersen LLP

       Indianapolis, Indiana
       October 26, 1995

                               INDIANA GAS COMPANY, INC.
                               AND SUBSIDIARY COMPANIES

                           CONSOLIDATED STATEMENTS OF INCOME
                                     (Thousands)

                                                            Year Ended September 30
                                                         1995         1994         1993
OPERATING REVENUES                                  $ 403,810    $ 475,297    $ 499,278
COST OF GAS                                           218,495      280,988      313,553
MARGIN                                                185,315      194,309      185,725

OPERATING EXPENSES:
    Other operation and maintenance                    75,608       81,982       84,302
    Depreciation and amortization                      31,265       29,177       26,806
    Income taxes                                       19,216       19,467       15,816
    Taxes other than income taxes                      13,038       15,840       14,528
                                                      139,127      146,466      141,452

OPERATING INCOME                                       46,188       47,843       44,273

OTHER INCOME - NET                                      1,423        2,629          579

INCOME BEFORE INTEREST AND OTHER                       47,611       50,472       44,852

INTEREST AND OTHER CHARGES:
    Interest on long-term debt                         13,474       14,798       15,304
    Interest on notes payable                             971          493          447
    Allowance for borrowed funds used
      during construction                                (215)        (355)        (579)
    Other interest                                      1,085          746          889
    Other amortization                                    187          194          257
                                                       15,502       15,876       16,318

NET INCOME                                             32,109       34,596       28,534

DIVIDENDS ON PREFERRED STOCK                                -            -          285

EARNINGS AVAILABLE FOR COMMON STOCK                 $  32,109    $  34,596    $  28,249

The accompanying notes are an integral part of these statements.

                                          INDIANA GAS COMPANY, INC.
                                          AND SUBSIDIARY COMPANIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Thousands)
                                                                    Year Ended September 30
                                                                   1995        1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 32,109    $ 34,596   $ 28,534

   Adjustments to reconcile net income to cash
     provided from operating activities -
       Depreciation and amortization                             31,452      29,371     27,063
       Deferred income taxes                                      3,994       3,273      2,931
       Investment tax credit                                       (930)       (930)    (1,007)
                                                                 34,516      31,714     28,987
       Changes in assets and liabilities -
         Receivables - net                                        3,634       1,537     (2,849)
         Inventories                                              5,189      (5,093)   (10,638)
         Accounts payable, customer deposits, advance
            payments and other current liabilities               40,686      (7,052)    10,676
         Accrued taxes and interest                             (12,375)    (11,815)    10,410
         Refundable/recoverable gas costs                       (26,712)     39,048    (17,123)
         Other - net                                             13,629       5,355     (4,000)

           Total adjustments                                     58,567      53,694     15,463

             Net cash flows from operations                      90,676      88,290     43,997

CASH FLOWS FROM (REQUIRED FOR) FINANCING ACTIVITIES:
    Issuance of common stock                                          -           -     40,000
    Redemption of preferred stock                                     -           -    (20,932)
    Sale of long-term debt                                       20,000           -     35,000
    Reduction in long-term debt                                  (3,158)    (28,050)         -
    Net change in short-term borrowings                         (28,325)     20,298    (19,986)
    Dividends                                                   (24,250)    (23,400)   (21,336)

        Net cash flows from (required for) financing activities (35,733)    (31,152)    12,746

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                        (54,943)    (57,138)   (56,945)
        Net cash flows required for investing activities        (54,943)    (57,138)   (56,945)

NET INCREASE (DECREASE) IN CASH                                       -           -       (202)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                           20          20        222

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $     20    $     20   $     20

The accompanying notes are an integral part of these statements.

                         INDIANA GAS COMPANY, INC.
                         AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                               (Thousands)

                                                           September 30
                                                         1995       1994
UTILITY PLANT:
    Original cost                                    $872,287   $824,839
    Less - accumulated depreciation and amortization  316,991    291,823
                                                      555,296    533,016


NONUTILITY PLANT - NET                                    188        393


CURRENT ASSETS:
    Cash and cash equivalents                              20         20
    Accounts receivable, less reserves of
        $1,662 and $1,238 respectively                 13,403     16,835
    Accrued unbilled revenues                           6,405      6,607
    Materials and supplies - at average cost            3,890      3,663
    Liquefied petroleum gas - at average cost             883        940
    Gas in underground storage - at last-in,
        first-out cost                                 59,394     64,753
    Prepayments and other                                 144        244
                                                       84,139     93,062


DEFERRED CHARGES:
    Unamortized debt discount and expense               6,800      6,755
    Environmental costs                                     -      9,341
    Other                                               9,510      7,415
                                                       16,310     23,511

                                                     $655,933   $649,982

The accompanying notes are an integral part of these statements.


                           INDIANA GAS COMPANY, INC.
                           AND SUBSIDIARY COMPANIES

                         CONSOLIDATED BALANCE SHEETS

                      SHAREHOLDER'S EQUITY AND LIABILITIES
                                   (Thousands)

                                                           September 30
                                                          1995       1994
CAPITALIZATION:
    Common stock and paid-in capital                   $142,995   $142,995
    Retained earnings                                   125,159    117,300
        Total common shareholder's equity               268,154    260,295
    Long-term debt (see schedule)                       173,693    156,851
                                                        441,847    417,146

CURRENT LIABILITIES:
    Notes payable                                         2,225     30,550
    Accounts payable                                     59,713     34,808
    Refundable gas costs                                  4,883     31,595
    Customer deposits and advance payments               20,870     12,594
    Accrued taxes                                         7,928     20,291
    Accrued interest                                      2,803      2,815
    Other current liabilities                            21,560     14,055
                                                        119,982    146,708

DEFERRED CREDITS:
    Deferred income taxes                                65,096     59,887
    Unamortized investment tax credit                    12,103     13,033
    Regulatory liability                                  3,797      4,787
    Customer advances for construction                    1,297      1,162
    Other                                                11,811      7,259
                                                         94,104     86,128

COMMITMENTS AND CONTINGENCIES (see Notes 7 and 8)             -          -

                                                       $655,933   $649,982

The accompanying notes are an integral part of these statements.

                              INDIANA GAS COMPANY, INC.
                              AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                              (Thousands except shares)

                                     COMMON STOCK AND
                                     PAID-IN CAPITAL        RETAINED
                                    SHARES      AMOUNT      EARNINGS      TOTAL
BALANCE AT SEPTEMBER 30, 1992     7,678,737    $102,995    $  99,838    $202,833

  Net Income                                                  28,534      28,534

  8.55% Cumulative Preferred Stock
    Dividends                                                   (285)       (285)

  Common Stock Dividends
     ($2.66 per share)                                       (21,051)    (21,051)

  Common Stock Issuances
    to Indiana Energy, Inc.       1,402,033      40,000                   40,000

  Premium on Redemption
    of Preferred Stock                                          (932)       (932)

BALANCE AT SEPTEMBER 30, 1993     9,080,770     142,995      106,104     249,099

  Net Income                                                  34,596      34,596

  Common Stock Dividends
     ($2.58 per share)                                       (23,400)    (23,400)

BALANCE AT SEPTEMBER 30, 1994     9,080,770     142,995      117,300     260,295

  Net Income                                                  32,109      32,109

  Common Stock Dividends
     ($2.67 per share)                                       (24,250)    (24,250)

BALANCE AT SEPTEMBER 30, 1995     9,080,770    $142,995    $ 125,159    $268,154


The accompanying notes are an integral part of these statements.


                              INDIANA GAS COMPANY, INC.
                              AND SUBSIDIARY COMPANIES

                       CONSOLIDATED SCHEDULES OF LONG-TERM DEBT
                                    (Thousands)



                                                                   September 30
                                                                1995          1994
    LONG-TERM DEBT:
    First Mortgage Bonds
       9 3/8% Series M, due July 15, 2016                   $ 18,950       $ 21,950

    Unsecured Notes Payable
       6 5/8% Series D, due December 1, 1997                  35,000         35,000
       8.90%, due July 15, 1999                               10,000         10,000
       7.15%, Series E, due March 15, 2015                     5,000              -
       9 3/8%, due January 15, 2021                           25,000         25,000
       9 1/8% Series A, due February 15, 2021                 40,000         40,000
       8 1/2% Series B Debentures, due September 15, 2021     24,743         24,901
       6.31%, Series E, due June 10, 2025                      5,000              -
       6.53%, Series E, due June 27, 2025                     10,000              -
                                                             154,743        134,901
                                                             173,693        156,851

    Less - Maturities and sinking fund requirements                -              -

                                                            $173,693       $156,851


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

       Provisions for depreciation of utility property are determined by applying straight-line rates to the original cost of the various classifications of property. The average depreciation rate was approximately 4.1 percent for all periods reported.

       Cost in excess of underlying book value of acquired gas distribution companies is reflected as a component of utility plant and is being amortized primarily over 40 years.

       C.  Unamortized Debt Discount and Expense
       Indiana Gas was authorized as part of an August 17, 1994, order from the Indiana Utility Regulatory Commission (IURC) to amortize over a 15-year period the debt discount and expense related to new debt issues and future premiums paid for debt reacquired in connection with refinancing. Debt discount and expense for issues in place prior to this order are being amortized over the lives of the related issues. Premiums paid prior to this order for debt reacquired in connection with refinancing are being amortized over the life of the refunding issue. Gains or losses realized from reacquisition of debt for sinking fund purposes are included in "Other Income - Net" on the Consolidated Statements of Income.

       D.  Cash Flow Information
       For the purposes of the Consolidated Statements of Cash Flows, the company considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

       THOUSANDS                                1995      1994      1993
       Interest (net of amount capitalized)  $14,042   $15,192   $13,994
       Income taxes                          $26,206   $23,880   $11,739

       E.  Revenues
       To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

       F.  Gas in Underground Storage
       Based on the cost of purchased gas during September 1995, the cost of replacing the current portion of gas in underground storage was less than last-in, first-out cost at September 30, 1995, by approximately $286,000.

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

       The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

       THOUSANDS                       1995   1994    1993
       AFUDC - borrowed funds          $215   $355  $  579
       AFUDC - equity funds             176    290     486
       Total AFUDC capitalized         $391   $645  $1,065


       I.   Reclassifications
       Certain reclassifications have been made in the company's financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

       J.  Use of Estimates
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       2.  Fair Value of Financial Instruments

       The estimated fair values of the company's financial instruments were as follows:

                                            September 30, 1995       September 30, 1994

                                           Carrying        Fair     Carrying       Fair
       THOUSANDS                             Amount       Value       Amount      Value
       Cash and cash equivalents           $     20    $     20     $     20   $     20
       Notes payable                       $  2,225    $  2,225     $ 30,550   $ 30,550
       Long-term debt (includes amounts
       due within one year)                $173,693    $183,395     $156,851   $160,612

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

       3.  Short-Term Borrowings

       Indiana Gas has board of director approval to borrow up to $100 million under bank lines of credit. Indiana Gas has available committed lines of credit up to $55 million with approximately $2 million outstanding at September 30, 1995. These lines of credit are renewable annually and require fees based on the amounts of the lines. In addition, Indiana Gas has available uncommitted lines of credit with similar arrangements which allow it to borrow up to its board approved amount. Notes payable to banks bore interest at rates negotiated with the bank at the time of borrowing.

       Bank loans outstanding during the reported periods were as follows:

       THOUSANDS                                                1995      1994      1993
       Outstanding at year end                               $ 2,225   $30,550   $10,252
       Weighted average interest rates at year end              6.1%      4.9%      3.6%
       Weighted average interest rates during the year          5.7%      3.3%      3.6%
       Weighted average total outstanding during the year    $16,578   $14,891   $12,533
       Maximum total outstanding during the year             $50,000   $56,500   $77,379

       4.  Long-Term Debt

       During the year, the following activity took place with respect to long-term debt.

       On October 28, 1994, $3 million of the outstanding 9 3/8%
       Series M, First Mortgage Bonds were retired.

       During June 1995, Indiana Gas issued $20 million in aggregate principal amount of its Medium-Term Notes, Series E (Notes) as follows: $5 million of 7.15% Notes due March 15, 2015; $5 million of 6.31% Notes due June 10, 2025; and $10 million of 6.53% Notes due June 27, 2025. The net proceeds from the sale of the Notes will be used to finance, in part, the refunding of long-term debt, Indiana Gas' continuing construction program and for other corporate purposes.

       Consolidated maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 1995 are none in 1996, $948,000 in 1997, $35,948,000 in 1998, $10,948,000 in 1999 and $948,000 in 2000.

       5.  Capital Stock

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

       6.  Retirement Plans and Other Postretirement Benefits

       Effective October 1, 1994, Indiana Gas merged its retirement savings plan for bargaining employees into its retirement savings plan for non-bargaining employees. The primary objective for this action is to reduce the level of resources required to administer two plans. The combined retirement savings plan is a defined contribution plan which is qualified under sections 401(a) and 401(k) of the Internal Revenue Code. Under the terms of the retirement savings plan, eligible participants may direct a specified percentage of their compensation to be invested in shares of Indiana Energy's common stock or various investment funds. Participants in the retirement savings plan have, subject to prescribed limitations, matching company contributions made to the plan on their behalf, plus a year-end lump sum company contribution. During 1995, 1994 and 1993, Indiana Gas made contributions of $2,335,000, $2,386,000 and $2,270,000, respectively.

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

       The Indiana Gas defined benefit retirement plan assets are under custody of trustees and consist of actively managed stock and bond portfolios, as well as short-term investments. It is Indiana Gas' funding policy to maintain the pension plans on an actuarially sound basis. Under this policy, funding was $143,000 in 1995, $1,110,000 in 1994, and $1,223,000 in 1993.
       Funding decreased in 1995 as a result of plan contributions being restricted by the full funding limitation. As permitted by the Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, the company recognizes pension expense based on funding as allowed for ratemaking purposes.

       The calculation of pension expense is as follows:

       THOUSANDS                                                   1995     1994     1993
       Pension benefits earned during the period                 $1,086   $1,436   $1,366
       Interest accrued on projected pension benefit obligation   4,554    4,752    4,713
       Actual return on pension plan assets                      (9,632)       9   (3,563)
       Net amortization and deferral                              3,880   (6,056)  (2,392)
       SFAS 87 pension expense                                     (112)     141      124
       Adjustment to reflect amount included in rates               818      492    1,877
       Total pension expense                                     $  706   $  633   $2,001

       The following table reconciles the plans' SFAS 87 funded status at September 30 with amounts recorded in the company's financial statements. Certain assets and obligations of the plans are deferred and recognized in the financial statements in subsequent periods.

       THOUSANDS                                                   1995      1994
       Actuarial present value of pension benefits:
         Vested benefits                                        $52,734   $52,127
         Nonvested benefits                                         200       248
         Effect of future salary increases                        7,455     6,751
       Projected pension benefit obligation                      60,389    59,126
       Plan assets at fair value                                 69,423    64,099
       Plan assets in excess of projected
         pension benefit obligation at September 30               9,034     4,973
       Unrecognized adjusted prior service costs                  2,051     2,136
       Unrecognized net assets at date of initial application    (2,084)   (2,393)
       Unrecognized net (gain) loss                              (6,971)   (3,007)
       Adjustment to reflect amount included in rates            (2,623)   (1,806)
       Prepaid (accrued) pension cost at September 30           $  (593)  $   (97)

       The weighted-average discount rate used in determining the actuarial present value of the SFAS 87 projected benefit obligation was 8 percent. The expected long-term rate of return on assets was 9 percent. The average rate of increase in future compensation levels used ranged from 5 to 5.5 percent. These rates were used for all years reported.
       The average future service of plan participants used to compute amortization of the net assets existing at the date of initial application of SFAS 87 is approximately 17 years.

       In addition to providing pension benefits, Indiana Gas presently provides postretirement health care and life insurance benefits to full-time employees who have completed 10 years of service and retire from the company. The plan pays stated percentages of most reasonable and necessary medical expenses incurred by retirees, after subtracting payments by other providers and after a stated deductible has been met. These benefits are principally self-insured. Currently, Indiana Gas does not fund this postretirement plan. During fiscal 1995, Indiana Gas approved a plan change whereby employees retiring after January 1, 1996, will be required to make a contribution toward their retiree medical benefits provided by the plan. The monthly contribution for retiree medical coverage will be based on a comparison of the actual increase in Indiana Gas' health care costs and the Consumer Price Index (CPI). Cost increases that are higher than the general rate of inflation, as measured by the CPI, will be paid for by retirees. The impact of this plan change on the unrecognized transition obligation as of September 30, 1995, is shown below in the table reconciling the plan's funded status to the accrued postretirement benefit cost.

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

       On May 3, 1995, the IURC issued an order authorizing Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with SFAS 106. Amounts accrued prior to the order have been deferred as allowed by the IURC. While this order is consistent with the IURC's rulings for other utilities within the state of Indiana and with the ratemaking treatment of the majority of regulatory jurisdictions outside of Indiana, the Office of Utility Consumer Counselor is appealing the order.

       Postretirement benefit cost recognized for 1995 and 1994 consisted of the following components:

       THOUSANDS                                                           1995      1994
       Service cost - benefits attributed to service during the period   $1,423    $1,490
       Interest cost on accumulated postretirement obligation             4,186     3,915
       Amortization of transition obligation                              2,772     2,772
       SFAS 106 postretirement benefit cost                               8,381     8,177
       Adjustment to reflect amount included in rates                    (4,543)   (5,436)
       Postretirement benefit cost recognized                            $3,838    $2,741

       Prior to fiscal 1994, Indiana Gas recognized postretirement benefit costs on the pay-as-you-go (cash) basis. Postretirement benefit cost recognized for fiscal year 1993 was approximately $2,855,000.

       The following table reconciles the plan's funded status to the accrued postretirement benefit cost as reflected on the balance sheet as of September 30, 1995, and 1994:

       THOUSANDS                                                                  1995      1994
       Accumulated postretirement benefit obligation:
          Retirees and dependents                                              $25,064   $28,328
          Other fully eligible participants                                      6,561     7,323
          Other active participants                                             10,627    18,113
       Total accumulated postretirement benefit obligation                      42,252    53,764
       Fair value of plan assets                                                     -         -
       Accumulated postretirement benefit obligation in excess of plan assets  (42,252)  (53,764)
       Unrecognized net (gain) loss                                            (10,192)   (4,340)
       Unrecognized transition obligation                                       41,045    52,668
       Accrued postretirement benefit cost at September 30                    $(11,399) $ (5,436)

       The assumed health care cost trend rate for medical gross eligible charges used in measuring the accumulated postretirement benefit obligation as of September 30, 1995, was 9.3 percent for fiscal 1996. This rate is assumed to decrease gradually through fiscal 2003 to 5.5 percent and remain at that level thereafter.
       The assumed CPI rate, relating to the plan's cost sharing provisions for future retirees, was 3.5 percent. Taking into consideration the plan's cost sharing provisions which were in place at September
       30, 1995, a 1-percent increase in the assumed health care cost trend rates for each future year produces approximately a $1.6-million increase in the accumulated postretirement benefit obligation as of September 30, 1995. A 1-percent increase in the assumed health care cost trend rates for each future year produces approximately an $873,000 increase in the annual aggregate of the service and interest cost components of postretirement benefit cost. This amount, which is based on assumptions as of October 1, 1994, has not yet been reduced by the impact of the plan's cost sharing provisions. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8 percent.

       7.  Commitments

       Estimated capital expenditures for 1996 are $58.8 million.
       Total lease expense was $2,811,000 in 1995, $2,595,000 in 1994 and $2,846,000 in 1993.

       Lease commitments are $2,217,000 in 1996, $1,303,000 in 1997,
       $1,213,000 in 1998, $547,000 in 1999, $406,000 in 2000 and
       $682,000 in total for all later years. Included in these amounts is an operating lease between Indiana Gas and Energy Realty with payments of approximately $464,000 annually that extends through August 1998. There are no leases that extend beyond 2002. Indiana Gas has storage and supply contracts that range from one month to eight years.

       8.  Environmental Costs

       In the past, Indiana Gas and others, including former affiliates, and/or previous landowners, operated facilities for the manufacturing of gas and storage of manufactured gas. These facilities are no longer in operation and have not been operated for many years. In the manufacture and storage of such gas, various byproducts were produced, some of which may still be present at the sites where these manufactured gas plants and storage facilities were located. Management believes, and the IURC has found that, those operations were conducted in accordance with the then-applicable industry standards. However, under currently applicable environmental laws and regulations, Indiana Gas, and the others, may now be required to take remedial action if certain byproducts are found above a regulatory threshold at these sites.

       Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Removal activities have been conducted at two sites and a remedial investigation/feasibility study (RI/FS) is nearing completion at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management. Indiana Gas and others are assessing, on a site-by-site basis, whether any of the remaining 24 sites require remediation, to what extent it is required and the estimated cost. Preliminary assessments (PAs) have been completed on all but one of the sites. Site investigations (SIs) have been completed at 19 sites and supplemental site investigations
       (SSIs) have been conducted at 15 sites. Based upon the site work completed to date, Indiana Gas believes that a level of contamination that may require some level of remedial activity may be present at a number of the 24 sites. Indiana Gas is currently conducting groundwater monitoring at many of the sites. Indiana Gas has not begun an RI/FS at additional sites, but expects to conduct further investigation and evaluation in the future.

       Based upon the work performed to date, Indiana Gas has accrued remediation and related costs for the two sites where remedial activities are taking place. PA/SI, SSI and groundwater monitoring costs have been accrued for the remaining sites where appropriate. Estimated RI/FS costs and the costs of certain remedial actions that may likely be required have also been accrued. Costs associated with environmental remedial activities are accrued when such costs are probable and reasonably estimable. Indiana Gas does not believe it can provide an estimate of the reasonably possible total remediation costs for any site prior to completion of an RI/FS and the development of some sense of the timing for implementation of the potential remedial alternatives, to the extent such remediation is required. Accordingly, the total costs which may be incurred in connection with the remediation of all sites, to the extent remediation is necessary, cannot be determined at this time.

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

       Indiana Gas has also completed the process of identifying PRPs for each site. PRPs include two financially viable utilities, PSI Energy, Inc. (PSI) and Northern Indiana Public Service Company (NIPSCO). PSI has been identified as a PRP at 19 of the sites. Indiana Gas is presently in negotiations with PSI to determine PSI's share of responsibility. With the help of outside counsel, Indiana Gas has prepared estimates of PSI's and other PRP's share of environmental liabilities which may exist at each of the sites based on equitable principles derived from case law or applied by parties in achieving settlements. NIPSCO has been identified as an additional PRP at five of these 19 sites. On September 27, 1995, Indiana Gas reached an agreement with NIPSCO which provides for a coordination of efforts and a sharing of investigation and clean-up costs incurred and to be incurred at the five sites in which they both have an interest. The cost sharing estimates of PSI and other PRPs, and the NIPSCO agreement, have been utilized by Indiana Gas to record a receivable from PRPs for their share of the liability for work performed by Indiana Gas to date, as well as to accrue Indiana Gas' proportionate share of the estimated cost related to work not yet performed. The receivable from PRPs of $3.4 million is reflected in Accounts Receivable on the Consolidated Balance Sheet at September 30, 1995.

       In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with past gas manufacturing activities. On May 3, 1995, the IURC concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of utility service and, therefore, are not recoverable as operating expenses from utility customers. The decision was contrary to rulings in other states where utility regulatory commissions have issued orders on the subject. The precedent cited by the IURC was a ruling related to a cancelled nuclear power plant which, unlike manufactured gas plants, never provided service to the public. Management believes applying the nuclear power plant issue to Indiana Gas' case was an incorrect application of the law and has appealed the decision to the Indiana Court of Appeals. Under the schedule of the Indiana Court of Appeals, briefing of the issues is expected to occur during the spring of 1996. The Commission did indicate that during Indiana Gas' next rate case it would be appropriate to quantify the effect of the investigation and clean-up activities as part of the business risk to be considered by the Commission in establishing the overall rate of return to be allowed.

       Indiana Gas has recorded $11.4 million for its share of environmental costs to date. As a result of its pursuit of recovery of costs from PRPs and insurance carriers, Indiana Gas has secured settlements from insurers of approximately $11.9 million. Amounts recovered in excess of its share of costs to date have been deferred. The May 3, 1995, order of the IURC has had no immediate impact on Indiana Gas' earnings since settlements with insurers exceed Indiana Gas' share of environmental liability recorded to date.

       The impact on Indiana Gas' financial position and results of operations of complying with federal, state and local environmental regulations related to former manufactured gas plant sites is contingent upon several uncertainties. These include the costs of any compliance activities which may occur and the timing of the actions taken, the impact of joint and several liability upon the magnitude of the contingency, the outcome of proceedings which challenge the IURC ruling on recovery of costs from customers, as well as any additional recoveries of environmental and related costs from insurance carriers. Although there can be no assurance of success, to the extent possible Indiana Gas will continue to manage the manufactured gas plant remediation program so that amounts received from insurance carriers and PRPs will be sufficient to fund all such costs.

       9.  Order No. 636 Transition Costs

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

       10.  Income Taxes

       Indiana Energy, Inc. and subsidiary companies file a consolidated federal income tax return. Indiana Gas' current and deferred tax expense is computed on a separate company basis. The components of consolidated income tax expense for Indiana Gas, including amounts in "Other Income - Net" on the Consolidated Statements of Income, were as follows:

       THOUSANDS                                1995       1994       1993
       Current:
         Federal                             $13,367    $13,333    $12,088
         State                                 2,199      2,299      2,018
                                              15,566     15,632     14,106
       Deferred:
         Federal                               3,652      2,987      2,667
         State                                   342        286        264
                                               3,994      3,273      2,931
       Amortization of investment tax credits   (930)      (930)    (1,007)
       Consolidated income tax expense       $18,630    $17,975    $16,030

       Effective income tax rates were 36.72 percent, 34.22 percent and 35.97 percent of pretax income for 1995, 1994 and 1993, respectively. This compares with a combined federal and state income tax statutory rate of 37.93 percent for 1995 and 1994 and 37.69 percent for 1993. Individual components of these rate differences are not significant except investment tax credit which amounted to (1.8%) for all periods reported.

       Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are provided for taxes not currently payable due to, among other things, the use of various accelerated depreciation methods, shorter depreciable lives and the deduction of certain construction costs for tax purposes. Taxes deferred in prior years are being charged and income credited as these tax effects reverse. The provisions for the deferred tax effects relating to the excess of tax-over-book depreciation amounted to $4,031,000 in 1995, $2,852,000 in 1994 and $2,073,000 in
       1993.

       Effective October 1, 1993, Indiana Gas adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Indiana Gas previously used the deferred method of accounting for income taxes as prescribed by Accounting Principles Bulletin Opinion No. 11. SFAS 109 requires the use of the liability method, which effectively results in a reduction in previously provided deferred income taxes to reflect the current statutory corporate tax rate.

       Due to the effects of regulation, Indiana Gas is not permitted to recognize the effect of a tax rate change as income but is required to reduce tariff rates to return the "excess" deferred income taxes to ratepayers over the remaining life of the properties that give rise to the taxes. Therefore, the cumulative effect of a change in accounting principle upon the initial application of SFAS 109 resulted in no impact on earnings. Under SFAS 109, Indiana Gas has recorded a net regulatory liability for approximately $3.8 million on its balance sheet as of September 30, 1995, related to deferred taxes.

       Significant components of Indiana Gas' net deferred tax liability as of September 30, 1995, and 1994 are as follows:

       THOUSANDS                                        1995         1994
       Deferred tax liabilities:
          Accelerated depreciation                   $45,902      $41,652
          Property basis differences                  18,560       18,140
          Acquisition adjustment                       6,664        6,853
          Other                                       (4,791)       2,654
       Deferred tax assets:
          Deferred investment tax credit              (4,590)      (4,943)
          Regulatory income tax liability             (1,440)      (1,815)
       Less deferred income taxes related
          to current assets and liabilities            4,791       (2,654)
       Balance as of September 30                    $65,096      $59,887

       Investment tax credits have been deferred and are being credited to income over the life of the property giving rise to the credit. The Tax Reform Act of 1986 eliminated investment tax credits for property acquired after January 1, 1986.

       11.  Long-Lived Assets

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

       12.  Summarized Financial Data (Unaudited)

       Summarized quarterly financial data (in thousands of dollars) for 1995 and 1994 are as follows:

       1995:  THREE MONTHS ENDED          DEC. 31     MAR. 31     JUNE 30     SEP. 30
       Operating revenues                $113,062    $150,468    $ 83,081    $ 57,199
       Operating income (loss)             14,593      24,667       7,800        (872)
       Earnings (loss) available for
          common stock                   $ 10,779    $ 21,161    $  4,327    $ (4,158)

       1994:  THREE MONTHS ENDED          DEC. 31     MAR. 31     JUNE 30     SEP. 30
       Operating revenues                $151,892    $195,672   $  77,827    $ 49,906
       Operating income (loss)             18,894      24,630       5,551      (1,232)
       Earnings (loss) available for
          common stock                   $ 15,156    $ 21,740   $   2,414    $ (4,714)

       Note: Because of the seasonal factors that significantly affect the companies' operations, the results of operations for interim periods within fiscal years are not comparable.


Item 9. Changes in and Disagreements with Accountants

        None.

    Part III

Item 10.  Directors and Executive Officers of the
          Registrant

       Except for the list of the executive officers, which can be found in Part I, Item 4(a) of this report, the information required to be shown in this part for Item 10, Directors and Executive Officers of the
       Registrant is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 7, 1995. The information is included in the report attached as
       Exhibit 99.

Item 11. Executive Compensation

       The information required to be shown in this part for Item 11, Executive Compensation, is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange
       Commission on December 7, 1995. The information is included in the report attached as Exhibit 99.

       Contained in the Indiana Energy proxy statement, Summary Compensation Table, Column C and Column D,
       Salary Amounts and Bonus Amounts, are some compensation dollars which are allocated to subsidiaries of Indiana Energy other than Indiana
       Gas. The named executives received the following compensation, including Bonus, for the years ended
       September 30, 1995, 1994 and 1993, as it relates to only Indiana Gas.


                        1995       1994       1993
Lawrence A. Ferger  $460,979   $444,898   $411,455
Paul T. Baker        298,770    285,360    247,197
Niel C. Ellerbrook   215,314    208,999    194,791
Anthony E. Ard       159,667    159,489    145,238
Carl L. Chapman      145,811    142,736    126,979

Item 12. Securities Ownership of Certain Beneficial
         Owners and Management

       The information required to be shown in this part for Item 12, Securities Ownership of Certain
       Beneficial Owners and Management, is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 7, 1995. The information is included in the report attached as Exhibit 99.

Item 13. Certain Relationships and Related Transactions

       The information required to be shown in this part for Item 13, Certain Relationships and Related
       Transactions is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 7, 1995. The information is included in the report attached as
       Exhibit 99.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K

       The following documents are filed as part of this report:


       (a)-1     Financial Statements

                                                              Location in 10-K

                 Report of Independent Public Accountants            Item 8

                 Consolidated Statements of Income - 1995,
                 1994 and 1993                                       Item 8

                 Consolidated Statements of Cash Flows - 1995,
                 1994 and 1993                                       Item 8

                 Consolidated Balance Sheets at September 30,
                 1995 and 1994                                       Item 8

                 Consolidated Statements of Common Shareholder's
                 Equity - 1995, 1994 and 1993                        Item 8

                 Consolidated Schedules of Long-Term Debt
                 as of September 30, 1995 and 1994                   Item 8

                 Notes to Financial Statements                       Item 8

       (a)-2     Financial Statement Schedules

                 Report of Independent Public Accountants on Schedules

                 Schedule II.    Valuation and Qualifying
                                 Accounts - 1995, 1994 and 1993

       (a)-3     Exhibits

                 See Exhibit Index

       (b)       Reports on Form 8-K

                 None filed during the fourth quarter of fiscal 1995.

                             EXHIBIT INDEX

  Exhibit No.         Description               Reference

2-A             Acquisition Agreement    Exhibit 10-N of
                dated October 26,        Indiana Gas Company,
                1990, between Indiana    Inc.'s 1990 Annual
                Gas and Indiana          Report on Form 10-K.
                Energy, Inc.

3-A             Amended and Restated     Exhibit 3-A to Indiana
                Articles of              Gas Company, Inc.'s
                Incorporation.           1993 Annual Report on
                                         Form 10-K.

3-B             Code of By-Laws, as      Filed herewith.
                amended.

4-A             Indenture dated as of    Indiana Gas Company,
                September 1, 1950,       Inc.'s Registration
                between Indiana Gas      No. 2-77620 (pages 6-8
                and Merchants            of the Prospectus on
                National Bank & Trust    Form S-16 contained
                Company of               therein), to
                Indianapolis (now        Registration No. 2-
                National City Bank,      40825 (Exhibit Nos. 2-
                Indiana), as trustee     A through 2-H), to
                ("Trustee"), and         Registration No. 2-
                twelve supplemental      52734 (Exhibit No. 2-
                indentures thereto.      C), to Registration
                                         No. 2-68469 (Exhibit
                                         No. 2-J), to
                                         Registration No. 2-
                                         77620 (Exhibit No. 4-
                                         0), to Registration
                                         No. 33-1262 (Exhibit
                                         No. 4K), to the 1985
                                         Annual Report on Form
                                         10-K (Exhibit 4) and
                                         to the 1986 Annual
                                         Report on Form 10-K
                                         (Exhibit No. 4-D).

4-B             Indenture dated          Exhibit 4(a) to
                February 1, 1991,        Indiana Gas Company,
                between Indiana Gas      Inc.'s Current Report
                and Continental Bank,    on Form 8-K dated
                National Association.    February 1, 1991, and
                                         filed February 15,
                                         1991; First
                                         Supplemental Indenture
                                         thereto dated as of
                                         February 15, 1991,
                                         (incorporated by
                                         reference to Exhibit
                                         4(b) to Indiana Gas
                                         Company, Inc.'s
                                         Current Report on Form
                                         8-K dated February 1,
                                         1991, and filed
                                         February 15, 1991);
                                         Second Supplemental
                                         Indenture thereto
                                         dated as of September
                                         15, 1991,
                                         (incorporated by
                                         reference to Exhibit
                                         4(b) to Indiana Gas
                                         Company, Inc.'s
                                         Current Report on Form
                                         8-K dated September
                                         15, 1991, and filed
                                         September 25, 1991);
                                         Third Supplemental
                                         Indenture thereto
                                         dated as of September
                                         15, 1991 (incorporated
                                         by reference to
                                         Exhibit 4(c) to
                                         Indiana Gas Company,
                                         Inc.'s Current Report
                                         on Form 8-K dated
                                         September 15, 1991 and
                                         filed September 25,
                                         1991);Fourth
                                         Supplemental Indenture
                                         thereto dated as of
                                         December 2, 1992,
                                         (incorporated by
                                         reference
                                         to Exhibit 4(b) to
                                         Indiana
                                         Gas Company, Inc.'s
                                         Current Report on Form
                                         8-K dated December 1,
                                         1992, and filed
                                         December 8, 1992); and
                                         Officers' Certificate
                                         pursuant to dated as
                                         of April 5, 1995,
                                         (incorporated by
                                         reference to Exhibit
                                         4(a) to Indiana Gas
                                         Company, Inc.'s
                                         Current Report on Form
                                         8-K dated and filed
                                         April 5, 1995).

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

10-K            Executive                Exhibit 10-K to
                Compensation Deferral    Indiana Energy,
                Plan effective           Inc.'s 1994 Annual
                December 1, 1994.        Report on Form 10-K.

10-L            Directors                Exhibit 10-M to
                Compensation Deferral    Indiana Energy,
                Plan effective           Inc.'s 1994 Annual
                January 1, 1995.         Report on Form 10-K.

10-M            Executive Restricted     Exhibit A to Indiana
                Stock Plan effective     Energy's Proxy
                October 1, 1987, as      Statement filed on
                amended.                 December 4, 1987;
                                         First Amendment to
                                         Indiana Energy, Inc.
                                         Executive Restricted
                                         Stock Plan
                                         (incorporated by
                                         reference to Exhibit
                                         10-A to Indiana
                                         Energy's 1991 Annual
                                         Report on Form 10-K).

10-N            Indiana Energy, Inc.     Exhibit 10-D to
                Annual Management        Indiana Energy's 1987
                Incentive Plan           Annual Report on Form
                effective October 1,     10-K.
                1987.

10-O            Indiana Energy, Inc.     Indiana Energy's
                Directors' Restricted    Definitive Proxy
                Stock Plan, as           Statement filed on
                amended and restated     December 6, 1991.
                on October 25, 1991.

10-P            Exhibit 10-P schedules all material
                gas contracts which are in effect
                between Indiana Gas Company, Inc.
                and the suppliers listed.  The gas
                contracts within each type are
                substantially identical in all
                material respects and at least one
                of each type of contract has been or
                is filed as indicated.  The schedule
                details all material aspects in
                which a contract may differ from the
                contract filed.

Exh                                                                    Days of             Effective   Expir.
No.             Type of Contract      Supplier           Contract No.  Wthdrwl.  MDth/Day  Date        Date     Reference
                                                                                                                6/30/93 Form 10-
                                                                                                                Q, File 1-6494:
10-P.1          Firm Transportation   Panhandle Eastern  P PLT 011715            38,572    5/1/93      3/31/98  Exh. 10-B
10-P.2          Firm Transportation   Panhandle Eastern  P PLT 011716            51,431    5/1/93      3/31/99  Exh. 10-A
10-P.3          Firm Transportation   Panhandle Eastern  P PLT 011718            51,431    5/1/93      2/28/97  Exh. 10-C
10-P.4          Firm Transportation   Panhandle Eastern  P PLT 011721            77,144    5/1/93      3/31/97  Exh. 10-D

10-P.5          Market Area -         Panhandle Eastern  P PLT 011719            50,000    5/1/93      3/31/97  1993 Form 10-K
                 Firm Transportation                                                                            Exhibit 10-I.5,
                                                                                                                File 1-6494.
10-P.6          Market Area -         Panhandle Eastern  P PLT 011720            50,000    5/1/93      3/31/97  See Exhibit 10-P.5.
                 Firm Transportation
10-P.7          Market Area -         Texas Gas          T3780                   50,000    11/1/93     10/31/98 1993 Form 10-K
                 Firm Transportation                                                                            Exhibit 10-I.7,
                                                                                                                File 1-6494.

10-P.8          No Notice Service     Texas Gas          N0420                   41,687    11/1/93     10/31/98 1993 Form 10-K,
                                                                                                                Exhibit 10-I.8,
                                                                                                                File 1-6494.
10-P.9          No Notice Service     Texas Gas          N0325                   56,793    11/1/93     10/31/97 See Exhibit 10-P.8
10-P.10         No Notice Service     Texas Gas          N0325                   56,794    11/1/93     10/31/98 See Exhibit 10-P.8
10-P.11         No Notice Service     Texas Gas          N0325                   56,794    11/1/93     10/31/99 See Exhibit 10-P.8

                                                                                                                6/30/93 Form 10-
                                                                                                                Q, File 1-6494:
10-P.12         Firm Storage          Panhandle Eastern  P PLS 011713    100     50,312    5/1/93      3/31/96  Exh. 10-G

10-P.13         Firm Storage          Panhandle Eastern  P PLS 012044    100     25,000    5/1/93      3/31/96  Exh. 10-E

10-P.14         Firm Storage          ANR                T,E & S 00087   100     29,000    3/1/73      2/28/96  1991 Form 10-K,
                                                                                                                Exh. 10-N,
                                                                                                                File 1-6494.
10-P.15         Firm Storage          ANR                T,E & S 05787   100    100,806    4/1/92      3/31/97  1992 Form 10-K,
                                                                                                                Exh. 10-R, File
                                                                                                                1-6494.

                                                                                                                6/30/93 Form 10-P,
                                                                                                                File 1-6494:
10-P.16         Firm Storage-Related  Panhandle Eastern  P PLT 011714            49,515    5/1/93      3/31/96  Exh. 10-H
                 Transportation
10-P.17         Firm Storage-Related  Panhandle Eastern  P PLT 012045            24,604    5/1/93      3/31/96  Exh. 10-F
                 Transportation
10-P.18         Firm Storage-Related  ANR                T,E & S 05788          100,000    4/1/92      3/31/97  1992 Form 10-K,
                 Transportation                                                                                 Exh. 10-S, File
                                                                                                                1-6494.

10-P.19         Firm Natural Gas      Anadarko           NGFSA 9602              50,000    12/1/95     2/29/96  Filed herewith.
                 Supply
10-P.20         Firm Natural Gas      Tenneco            NGFSA 9609              20,000    11/1/95     3/31/98  Filed herewith.
                 Supply                Gas Marketing
10-P.21         Firm Natural Gas      Tenneco            NGFSA 9619              16,000    11/1/95     3/31/98  Filed herewith.
                 Supply                Gas Marketing
10-P.22         Firm Natural Gas      Tenneco            NGFSA 9620              40,000    12/1/95     2/28/98  Filed herewith.
                 Supply                Gas Marketing

12              Computation of Ratio of Earnings
                to Fixed Charges                                                                                Filed herewith.

21              Subsidiaries of Indiana Gas
                Company, Inc.                                                                                   Filed herewith.

23              Consent of Independent Public
                Accountants                                                                                     Filed herewith.

27              Financial Data Schedule                                                                         Filed herewith.

99              Indiana Energy, Inc.'s (parent
                company) Definitive Proxy
                Statement for Annual Meeting
                of Shareholders to be held on
                January 26, 1996.                                                                               Filed herewith.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Indiana Gas Company, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Item 8, in this Form 10-K, and have issued our report thereon dated October 26, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)-2 are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Indianapolis, Indiana
October 26, 1995

                                            INDIANA GAS COMPANY, INC.
                                            AND SUBSIDIARY COMPANIES

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           YEAR ENDED SEPTEMBER 30, 1995
                                                     (Thousands)

             Col. A                           Col. B              Col. C                 Col. D       Col. E      Col. F
                                                                 Additions             Deductions
                                                             (1)          (2)
                                                                                       For Purposes
                                              Balance at     Charged to                For Which                  Balance at
                                              September 30,  Costs and                 Reserves       Other       September 30,
           Description                        1994           Expenses      Other       Were Created   Changes     1995


RESERVE DEDUCTED FROM APPLICABLE ASSETS:
    Reserve for uncollectible accounts        $    1,238     $   3,690     $     0     $    3,266     $     0     $    1,662

                                            INDIANA GAS COMPANY, INC.
                                            AND SUBSIDIARY COMPANIES

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           YEAR ENDED SEPTEMBER 30, 1994
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
                                                                                       For Purposes
                                              Balance at     Charged to                For Which                  Balance at
                                              September 30,  Costs and                 Reserves       Other       September 30,
           Description                        1993           Expenses      Other       Were Created   Changes     1994


RESERVE DEDUCTED FROM APPLICABLE ASSETS:
    Reserve for uncollectible accounts        $    2,055     $   3,850     $     0     $    4,667     $     0     $    1,238

                                            INDIANA GAS COMPANY, INC.
                                            AND SUBSIDIARY COMPANIES

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           YEAR ENDED SEPTEMBER 30, 1993
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

                                    INDIANA GAS COMPANY, INC.



Dated December 20, 1995             /s/Lawrence A. Ferger
                                    Lawrence A. Ferger, President
                                    and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                      Title                       Date



/s/Lawrence A. Ferger    President, Chief Executive      December 20, 1995
Lawrence A. Ferger       Officer and Director



/s/Niel C. Ellerbrook    Senior Vice President           December 20, 1995
Niel C. Ellerbrook       Chief Financial Officer
                         and Director


/s/Jerome A. Benkert     Controller                      December 20, 1995
Jerome A. Benkert


/s/Duane M. Amundson     Chairman of the Board of        December 20, 1995
Duane M. Amundson        Directors


/s/Paul T. Baker         Senior Vice President           December 20, 1995
Paul T. Baker            Chief Operating Officer and
                         Director


/s/Gerald L. Bepko       Director                        December 20, 1995
Gerald L. Bepko



/s/Loren K. Evans        Director                        December 20, 1995
Loren K. Evans


/s/Otto N. Frenzel III   Director                        December 20, 1995
Otto N. Frenzel III


/s/Anton H. George       Director                        December 20, 1995
Anton H. George


/s/Don E. Marsh          Director                        December 20, 1995
Don E. Marsh


/s/Richard P. Rechter    Director                        December 20, 1995
Richard P. Rechter


/s/James C. Shook        Director                        December 20, 1995
James C. Shook