Form 10-Q
period 1995-12-31
INDIANA GAS CO INC
filed 1996-02-12
CIK 50183

February 12, 1996



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

     We are transmitting herewith Indiana Gas Company, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
December 31, 1995, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

                              Very truly yours,



                              Kathleen S. Morris
KSM:rs

Enclosures (8)



          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value      9,080,770      January 31, 1996
           Class                   Number of shares        Date

                   TABLE OF CONTENTS

                                                          Page
                                                         Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at December 31, 1995, and 1994
      and September 30, 1995

    Consolidated Statements of Income
      Three Months Ended December 31, 1995 and 1994, and Twelve Months Ended December 31, 1995 and 1994

    Consolidated Statements of Cash Flows
        Three Months Ended December 31, 1995 and 1994, and Twelve Months Ended December 31, 1995 and 1994

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K



                                 INDIANA GAS COMPANY, INC.
                                 AND SUBSIDIARY COMPANIES

                                CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                 (Thousands - Unaudited)


                                                    December 31       September 30
                                                  1995       1994          1995
UTILITY PLANT:
    Original cost                              $882,124   $835,329      $872,287
    Less - accumulated depreciation
       and amortization                         323,160    297,485       316,991
                                                558,964    537,844       555,296

NONUTILITY PLANT - NET                              186        391           188

CURRENT ASSETS:
    Cash and cash equivalents                    19,670         20            20
    Accounts receivable, less reserves of
        $2,433, $1,522 and $1,662 respectively   43,313     34,112        13,403
    Accrued unbilled revenues                    45,121     26,573         6,405
    Materials and supplies - at average cost      3,827      3,878         3,890
    Liquefied petroleum gas - at average cost       876        947           883
    Gas in underground storage - at last-in,
        first-out cost                           51,392     60,401        59,394
    Prepayments and other                         1,391      1,402           144
                                                165,590    127,333        84,139

DEFERRED CHARGES:
    Unamortized debt discount and expense         6,811      6,835         6,800
    Environmental costs                               -      9,585             -
    Other                                         9,239      8,114         9,510
                                                 16,050     24,534        16,310

                                               $740,790   $690,102      $655,933




                             INDIANA GAS COMPANY, INC.
                             AND SUBSIDIARY COMPANIES

                            CONSOLIDATED BALANCE SHEETS

                        SHAREHOLDER'S EQUITY AND LIABILITIES
                              (Thousands - Unaudited)

                                                December 31       September 30
                                              1995       1994          1995
CAPITALIZATION:
    Common stock and paid-in capital       $142,995   $142,995      $142,995
    Retained earnings                       137,837    122,079       125,159
        Total common shareholder's equity   280,832    265,074       268,154
    Long-term debt                          193,693    153,815       173,693
                                            474,525    418,889       441,847

CURRENT LIABILITIES:
    Notes payable                            23,200     43,550         2,225
    Accounts payable                         79,703     39,644        59,713
    Refundable gas costs                      8,008     30,794         4,883
    Customer deposits and advance payments   16,976     21,923        20,870
    Accrued taxes                            18,175     21,730         7,928
    Accrued interest                          4,859      4,498         2,803
    Other current liabilities                20,068     21,300        21,560
                                            170,989    183,439       119,982

DEFERRED CREDITS:
    Deferred income taxes                    65,798     60,690        65,096
    Unamortized investment tax credit        11,871     12,801        12,103
    Customer advances for construction        1,418      1,284         1,297
    Regulatory income tax liability           3,797      4,787         3,797
    Other                                    12,392      8,212        11,811
                                             95,276     87,774        94,104


COMMITMENTS AND CONTINGENCIES
    (See Note 9)                                 -           -             -
                                           $740,790   $690,102      $655,933



                               INDIANA GAS COMPANY, INC.
                               AND SUBSIDIARY COMPANIES

                           CONSOLIDATED STATEMENTS OF INCOME
                                (Thousands - Unaudited)



                                                Three Months             Twelve Months
                                             Ended December 31         Ended December 31
                                             1995         1994         1995         1994
OPERATING REVENUES                       $ 154,309    $ 113,062    $ 445,057    $ 436,467
COST OF GAS                                 89,197       62,511      245,181      250,253
MARGIN                                      65,112       50,551      199,876      186,214

OPERATING EXPENSES:
    Other operation and maintenance         18,690       18,168       76,130       80,617
    Depreciation and amortization            8,118        7,649       31,734       29,914
    Income taxes                            11,405        6,511       24,110       16,980
    Taxes other than income taxes            4,245        3,630       13,653       15,161
                                            42,458       35,958      145,627      142,672

OPERATING INCOME                            22,654       14,593       54,249       43,542

OTHER INCOME - NET                             229          164        1,488        2,471

INCOME BEFORE INTEREST
    AND OTHER CHARGES                       22,883       14,757       55,737       46,013

INTEREST                                     3,992        3,994       15,528       15,791
OTHER                                          (37)         (16)         (49)           3
                                             3,955        3,978       15,479       15,794

NET INCOME                               $  18,928    $  10,779    $  40,258    $  30,219



                                     INDIANA GAS COMPANY, INC.
                                     AND SUBSIDIARY COMPANIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Thousands - Unaudited)

                                                           Three Months          Twelve Months
                                                         Ended December 31      Ended December 31
                                                          1995       1994        1995       1994
CASH FLOWS FROM (REQUIRED FOR)
  OPERATING ACTIVITIES:
   Net income                                           $ 18,928   $ 10,779    $ 40,258   $ 30,219

   Adjustments to reconcile net income to cash
      provided from operating activities -
       Depreciation and amortization                       8,165      7,696      31,921     30,104
       Deferred income taxes                                 701        802       3,893      3,432
       Investment tax credit                                (232)      (232)       (930)      (930)
                                                           8,634      8,266      34,884     32,606
       Changes in assets and liabilities -
         Receivables - net                               (68,626)   (37,243)    (27,749)    27,919
         Inventories                                       8,072      4,130       9,131     (7,255)
         Accounts payable, customer deposits,
            advance payments and other current
            liabilities                                   14,604     21,410      33,880      3,485
         Accrued taxes and interest                       12,303      3,122      (3,194)   (14,744)
         Recoverable/refundable gas costs                  3,125       (801)    (22,786)    31,410
         Prepayments                                      (1,247)    (1,158)         11        183
         Other - net                                       1,327        395      14,461      3,106

           Total adjustments                             (21,808)    (1,879)     38,638     76,710

             Net cash flow from (required for)
               operations                                 (2,880)     8,900      78,896    106,929

CASH FLOWS FROM (REQUIRED FOR)
   FINANCING ACTIVITIES:
    Sale of long-term debt                                20,000          -      40,000          -
    Reduction in long-term debt                                -     (3,036)       (122)   (21,086)
    Net change in short-term borrowings                   20,975     13,000     (20,350)    (6,700)
    Dividends                                             (6,250)    (6,000)    (24,500)   (23,600)

        Net cash flow from (required for)
          financing activities                            34,725      3,964      (4,972)   (51,386)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                 (12,195)   (12,864)    (54,274)   (55,543)
        Net cash flow required for investing activities  (12,195)   (12,864)    (54,274)   (55,543)

NET INCREASE IN CASH                                      19,650          -      19,650          -

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                    20         20          20         20

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 19,670   $     20    $ 19,670   $     20


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

2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash
    Flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                          Three Months Ended     Twelve Months Ended
                             December 31             December 31
    Thousands                 1995     1994        1995      1994
    Interest (net of
      amount capitalized)  $ 1,604  $ 2,029     $13,617   $15,401
    Income taxes           $   -    $ 2,963     $23,244   $26,263

3.  Revenues.
    To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

4.  Gas in Underground Storage.
    Based on the cost of purchased gas during December 1995, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at December 31, 1995, by approximately $7,855,000.

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

    The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

                               Three Months Ended     Twelve Months Ended
                                  December 31              December 31
    Thousands                  1995          1994      1995          1994
    AFUDC-Borrowed Funds       $ 84          $ 63      $236          $187
    AFUDC-Equity Funds           69            51       194           152
    Total AFUDC Capitalized    $153          $114      $430          $339

7.  Long-Term Debt.
    During December 1995, Indiana Gas issued $20 million in aggregate principal amount of its Medium-Term Notes, Series E (Notes) as follows: $5 million of 6.69% Notes due June 10, 2013, $5 million of 6.69% Notes due December 21, 2015, and $10 million of 6.69% Notes due December 29, 2015. The net proceeds from the sale of the Notes will be used to finance the refunding of long-term debt.

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

    Indiana Gas has also completed the process of identifying PRPs for each site. PRPs include two financially viable utilities, PSI Energy, Inc.
    (PSI) and Northern Indiana Public Service Company
    (NIPSCO). PSI has been identified as a PRP at 19 of the sites. Indiana Gas is presently in negotiations with PSI to determine PSI's share of responsibility. With the help of outside counsel, Indiana Gas has prepared estimates of PSI's and other PRP's share of environmental liabilities which may exist at each of the sites based on equitable principles derived from case law or applied by parties in achieving settlements. NIPSCO has been identified as an additional PRP at five of these 19 sites. On September 27, 1995, Indiana Gas reached an agreement with NIPSCO which provides for a coordination of efforts and a sharing of investigation and clean-up costs incurred and to be incurred at the five sites in which they both have an interest. The cost sharing estimates of PSI and other PRPs, and the NIPSCO agreement, have been utilized by Indiana Gas to record a receivable from PRPs for their share of the liability for work performed by Indiana Gas to date, as well as to accrue Indiana Gas' proportionate share of the estimated cost related to work not yet performed.
    The receivable from PRPs of $3.5 million is reflected in Accounts Receivable on the Consolidated Balance Sheet at December 31, 1995.

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

    Indiana Gas has recorded $11.3 million for its share of environmental costs to date. As a result of its pursuit of recovery of costs from PRPs and insurance carriers, Indiana Gas has secured settlements from insurers of approximately $12.4 million. Amounts recovered in excess of its share of costs to date have been deferred. The May 3, 1995, order of the IURC has had no immediate impact on Indiana Gas' earnings since settlements with insurers exceed Indiana Gas' share of environmental liability recorded to date.

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

Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations

                       Earnings
    Net income for the three- and twelve-month periods ended December 31, 1995, when compared to the same periods one year ago are listed below. The sharp increase in earnings for the three-month period is attributable to weather that was 46 percent colder than last year.
Significantly higher earnings for the twelve-month period are the result of weather 7 percent colder than last year and additional customers, as well as reductions in operation and maintenance expenses which reflect management's ongoing efforts to control costs.

       Periods Ended December 31    1995     1994
       (Millions)
          Three Months             $18.9    $10.8
          Twelve Months            $40.3    $30.2

    The following discussion highlights the factors contributing to these results.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended December 31, 1995, increased $14.6 million compared to the same period last year. The increase was primarily due to weather that was 46 percent colder than last year and 9 percent colder than normal.

    Margin for the twelve-month period ended December 31, 1995, increased $13.7 million compared to the same period last year. The increase for the twelve-month period reflects weather 7 percent colder than the same period last year and 1 percent warmer than normal, as well as additional residential and commercial customers.

    Total system throughput (combined sales and transportation) increased 29 percent (9.0 MMDth) and 7 percent (7.3 MMDth) for the three- and twelve-month periods, respectively, compared to the same periods one year ago. These increases are a result of higher residential and commercial space heating sales caused by colder weather, as well as an increase in industrial throughput.

    Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased increased to $2.71 for the three-month period ended December 31, 1995, compared to $2.68 for the same period one year ago.
For the twelve-month period, cost of gas per unit decreased to $2.55 in the current period compared to $2.78 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses remained approximately the same for the three-month period ended
December 31, 1995, when compared to the same period one year ago. Operation and maintenance expenses for the twelve-month period decreased $4.5 million primarily due to lower expenses for labor, outside services, office supplies and advertising. Operation and maintenance expenses for both current periods reflect management's ongoing efforts to control costs.

    Depreciation and amortization expense increased for the three- and twelve-month periods ended December 31, 1995, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes increased for the three- and twelve-month periods ended December 31, 1995, when compared to the same periods one year ago due to higher taxable income.

    Taxes other than income taxes increased for the three-month period ended December 31, 1995, when compared to the same period one year ago due to higher gross receipts tax expense. Taxes other than income taxes decreased for the twelve-month period due to lower gross receipts tax expense.

                   Interest Expense
    Interest expense remained approximately the same for the three-month period ended December 31, 1995, when compared to the same period one year ago. Interest expense decreased for the twelve-month period due to a decrease in average debt outstanding and a decrease in interest rates.

Other Operating Matters

                Gas Management Alliance
     On January 31, 1996, Indiana Energy, the parent of
Indiana Gas, and Citizens Gas and Coke Utility
(Citizens Gas) signed a letter of intent to form a jointly-owned partnership for natural gas supply and related marketing services. The new entity will provide complete gas supply and related marketing services for Indiana Gas and Citizens Gas starting sometime this spring subject to the execution of a definitive agreement. In addition, the joint entity will offer gas supply and related marketing services to other businesses in Indiana and other markets. The new entity will assume the responsibilities of Indiana
Energy Services, Inc., Indiana Energy's gas marketing affiliate, which had provided similar services to other customers and as of January 1, 1996, to Indiana Gas.

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

                 Environmental Matters
     Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers. On May 3, 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. The order is being appealed. The IURC order has had no immediate impact on Indiana Gas' earnings since settlements with insurers of $12.4 million exceed Indiana Gas' share of environmental liability recorded to date. For further information regarding the status of investigation and remediation of the sites, PRPs, financial reporting and ratemaking, see Note 9.

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


Liquidity and Capital Resources

    New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. For the twelve months ended December 31, 1995, Indiana Gas' capital expenditures totaled $54.3 million. Of this amount, 93 percent was provided by funds generated internally (net income less dividends plus charges to net income not requiring funds). Capital expenditures for fiscal 1996 are estimated at $58.8 million of which $12.2 million have been expended during the three-month period ended December 31, 1995.

    Indiana Gas' goal is to fund internally approximately
75 percent of its construction program. Capitalization objectives for Indiana Gas are 55-65 percent common equity and 35-45 percent long-term debt. This will help Indiana
Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa3 by Moody's
Investors Service and AA- by Standard & Poor's Corporation.
Indiana Gas' ratio of earnings to fixed charges was 4.9 for the twelve months ended December 31, 1995 (see Exhibit 12).

    On April 5, 1995, Indiana Gas filed with the Securities and Exchange Commission (SEC) a prospectus supplement for the offering of its Medium-Term Notes, Series E (Notes) with an aggregate principal amount of up to $55 million.
The Notes were registered under the existing shelf registration statement filed November 20, 1992, with the SEC with respect to the issuance of up to $90 million in aggregate principal amount of debt securities ($35 million was previously withdrawn from this shelf as a result of the December 9, 1992, issuance of 6 5/8%, Series D Notes).
Indiana Gas plans to issue the Notes from time to time through 1997. The Notes, when issued, will be due not less than 9 months and not more than 40 years from the date of issue, and will bear interest at a fixed or variable rate as negotiated between the purchaser and Indiana Gas. The net proceeds from the sale of the Notes will be used to finance, in part, the refunding of long-term debt, Indiana
Gas' continuing construction program and for other corporate purposes. During June 1995, $20 million in aggregate principal amount of the Notes were issued as follows: $5 million of the 7.15% Notes due March 15, 2015,
$5 million of 6.31% Notes due June 10, 2025, and $10 million of 6.53% Notes due June 27, 2025. During December
1995, an additional $20 million in aggregate principal amount of the Notes were issued as follows: $5 million of 6.69% Notes due June 10, 2013, $5 million of 6.69% Notes due December 21, 2015, and $10 million of 6.69% Notes due
December 29, 2015.

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

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits
           12    Computation of Ratio of Earnings to
                 Fixed Charges, filed herewith.

           27    Financial Data Schedule, filed
                 herewith.

       (b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 1995.



                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INDIANA GAS COMPANY, INC.
                                       Registrant




Dated February 12, 1996        /s/Niel C. Ellerbrook
                               Niel C. Ellerbrook
                               Senior Vice President and
                               Chief Financial Officer



Dated February 12, 1996        /s/Jerome A. Benkert
                               Jerome A. Benkert
                               Controller