Form 10-Q
period 1996-03-31
INDIANA GAS CO INC
filed 1996-05-15
CIK 50183

May 15, 1996



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

     We are transmitting herewith Indiana Gas Company, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
March 31, 1996, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

                              Very truly yours,



                              Kathleen S. Morris
KSM:rs

Enclosures




          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value       9,080,770      April 30, 1996
   Class                            Number of shares      Date

                   TABLE OF CONTENTS

                                                           Page
                                                          Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at March 31, 1996, and 1995
      and September 30, 1995

    Consolidated Statements of Income
      Three Months Ended March 31, 1996 and 1995,
       Six Months Ended March 31, 1996 and 1995, and Twelve Months Ended March 31, 1996 and 1995

    Consolidated Statements of Cash Flows
      Six Months Ended March 31, 1996 and 1995, and Twelve Months Ended March 31, 1996 and 1995

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

    Item 1 - Legal Proceedings

    Item 4 - Submission of Matters to a Vote of Security
             Holders

    Item 6 - Exhibits and Reports on Form 8-K




                                  INDIANA GAS COMPANY, INC.
                                  AND SUBSIDIARY COMPANIES

                                 CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                  (Thousands - Unaudited)


                                                      March 31        September 30
                                                   1996       1995          1995
UTILITY PLANT:
    Original cost                               $896,411   $846,963      $872,287
    Less - accumulated depreciation
       and amortization                          334,684    304,077       316,991
                                                 561,727    542,886       555,296

NONUTILITY PLANT - NET                               184        389           188

CURRENT ASSETS:
    Cash and cash equivalents                     36,694         20            20
    Accounts receivable, less reserves of
        $2,990, $1,511 and $1,662  respectively   60,407     42,252        13,403
    Accrued unbilled revenues                     33,300     14,460         6,405
    Materials and supplies - at average cost       4,178      3,952         3,890
    Liquefied petroleum gas - at average cost        527        887           883
    Gas in underground storage - at last-in,
        first-out cost                            10,997     33,727        59,394
    Prepayments and other                            996      1,071           144
                                                 147,099     96,369        84,139

DEFERRED CHARGES:
    Unamortized debt discount and expense          6,783      6,708         6,800
    Other                                          9,754     10,069         9,510
                                                  16,537     16,777        16,310

                                                $725,547   $656,421      $655,933



                               INDIANA GAS COMPANY, INC.
                               AND SUBSIDIARY COMPANIES

                              CONSOLIDATED BALANCE SHEETS

                         SHAREHOLDER'S EQUITY AND LIABILITIES
                               (Thousands - Unaudited)

                                                 March 31         September 30
                                              1996       1995          1995
CAPITALIZATION:
    Common stock and paid-in capital       $142,995   $142,995      $142,995
    Retained earnings                       155,417    137,240       125,159
        Total common shareholder's equity   298,412    280,235       268,154
    Long-term debt                          193,693    153,739       173,693
                                            492,105    433,974       441,847

CURRENT LIABILITIES:
    Notes payable                                 -     12,100         2,225
    Accounts payable                         77,708     36,539        59,713
    Refundable gas costs                      3,563     25,484         4,883
    Customer deposits and advance payments    3,638      8,349        20,870
    Accrued taxes                            24,119     23,765         7,928
    Accrued interest                          2,875      2,754         2,803
    Other current liabilities                25,930     23,222        21,560
                                            137,833    132,213       119,982
DEFERRED CREDITS:
    Deferred income taxes                    65,787     61,491        65,096
    Unamortized investment tax credit        11,639     12,569        12,103
    Customer advances for construction        1,358      1,318         1,297
    Regulatory income tax liability           3,797      4,787         3,797
    Other                                    13,028     10,069        11,811
                                             95,609     90,234        94,104

COMMITMENTS AND CONTINGENCIES
    (see Notes 8 & 9)                             -          -             -
                                           $725,547   $656,421      $655,933



                               INDIANA GAS COMPANY, INC.
                               AND SUBSIDIARY COMPANIES

                           CONSOLIDATED STATEMENTS OF INCOME
                                (Thousands - Unaudited)



                                                Three Months               Six Months
                                               Ended March 31            Ended March 31
                                             1996         1995         1996         1995
OPERATING REVENUES                       $ 222,553    $ 150,468    $ 376,862    $ 263,530
COST OF GAS                                144,017       82,549      233,214      145,060
MARGIN                                      78,536       67,919      143,648      118,470

OPERATING EXPENSES:
    Other operation and maintenance         23,018       19,282       41,708       37,450
    Depreciation and amortization            8,230        7,744       16,348       15,393
    Income taxes                            14,593       12,693       25,998       19,204
    Taxes other than income taxes            5,415        3,533        9,660        7,163
                                            51,256       43,252       93,714       79,210

OPERATING INCOME                            27,280       24,667       49,934       39,260

OTHER INCOME - NET                             614          325          843          489

INCOME BEFORE INTEREST
    AND OTHER CHARGES                       27,894       24,992       50,777       39,749

INTEREST                                     4,088        3,829        8,080        7,823
OTHER                                          (24)           2          (61)         (14)
                                             4,064        3,831        8,019        7,809

NET INCOME                               $  23,830    $  21,161    $  42,758    $  31,940




                                           INDIANA GAS COMPANY, INC.
                                           AND SUBSIDIARY COMPANIES

                                      CONSOLIDATED STATEMENTS OF INCOME
                                             (Thousands - Unaudited)


                                                                        Twelve Months
                                                                        Ended March 31
                                                                      1996         1995
OPERATING REVENUES                                                 $ 517,142    $ 391,263
COST OF GAS                                                          306,649      210,563
MARGIN                                                               210,493      180,700

OPERATING EXPENSES
    Other operation and maintenance                                   79,866       76,655
    Depreciation and amortization                                     32,220       30,300
    Income taxes                                                      26,010       16,553
    Taxes other than income taxes                                     15,535       13,613
                                                                     153,631      137,121

OPERATING INCOME                                                      56,862       43,579

OTHER INCOME - NET                                                     1,777        1,607

INCOME BEFORE INTEREST AND OTHER                                      58,639       45,186

INTEREST                                                              15,787       15,577
OTHER                                                                    (75)         (31)
                                                                      15,712       15,546

NET INCOME                                                         $  42,927    $  29,640


                                            INDIANA GAS COMPANY, INC.
                                            AND SUBSIDIARY COMPANIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Thousands - Unaudited)

                                                                     Six Months          Twelve Months
                                                                   Ended March 31        Ended March 31
                                                                   1996       1995        1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 42,758   $ 31,940    $ 42,927   $ 29,640

   Adjustments to reconcile net income to cash
      provided from operating activities -
       Depreciation and amortization                             16,442     15,487      32,407     30,488
       Deferred income taxes                                        691      1,604       3,081      3,591
       Investment tax credit                                       (465)      (465)       (930)      (930)
                                                                 16,668     16,626      34,558     33,149
       Changes in assets and liabilities -
         Receivables - net                                      (73,899)   (33,270)    (36,995)    28,650
         Inventories                                             48,465     30,790      22,864    (12,406)
         Accounts payable, customer deposits,
            advance payments and other
            current liabilities                                   5,133      6,653      39,166      6,312
         Accrued taxes and interest                              16,263      3,413         475    (18,030)
         Recoverable/refundable gas costs                        (1,320)    (6,111)    (21,921)       391
         Prepayments                                               (852)      (827)         75        (21)
         Other - net                                              1,793     10,397       4,925     12,817

           Total adjustments                                     12,251     27,671      43,147     50,862

             Net cash flow from operations                       55,009     59,611      86,074     80,502

CASH FLOWS FROM (REQUIRED FOR)
    FINANCING ACTIVITIES:
    Sale of long-term debt                                       20,000          -      40,000          -
    Reduction in long-term debt                                       -     (3,112)        (46)   (21,162)
    Net change in short-term borrowings                          (2,225)   (18,450)    (12,100)    12,100
    Dividends                                                   (12,500)   (12,000)    (24,750)   (23,800)
        Net cash flow from (required for) financing activities    5,275    (33,562)      3,104    (32,862)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                        (23,610)   (26,049)    (52,504)   (55,640)
        Net cash flow required for investing activities         (23,610)   (26,049)    (52,504)   (55,640)

NET INCREASE (DECREASE) IN CASH                                  36,674          -      36,674     (8,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                           20         20          20      8,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 36,694   $     20    $ 36,694   $     20



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

2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash
    Flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                              Six Months Ended     Twelve Months Ended
                                  March 31              March 31
    Thousands                1996         1995     1996           1995
    Interest (net of
      amount capitalized)    $ 7,500    $ 7,353    $14,188       $14,738
    Income taxes             $12,312    $12,676    $25,842       $25,476

3.  Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

4.  Gas in Underground Storage.
    Based on the cost of purchased gas during March 1996, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at March 31, 1996, by approximately $1,932,000.

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

    The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

                             Three Months Ended   Six Months Ended   Twelve Months Ended
                                  March 31             March 31            March 31
    Thousands                1996          1995   1996       1995    1996           1995
    AFUDC-Borrowed Funds     $ 71           $45   $155       $108    $262          $ 219
    AFUDC-Equity Funds         58            37    127         88     215            178
    Total AFUDC Capitalized  $129           $82   $282       $196    $477           $397

7.  Long-Term Debt.
    During December 1995, Indiana Gas issued $20 million in aggregate principal amount of its Medium-Term Notes, Series E (Notes) as follows: $5 million of 6.69% Notes due June 10, 2013, $5 million of 6.69% Notes due
    December 21, 2015, and $10 million of 6.69% Notes due
    December 29, 2015. The net proceeds from the sale of the Notes will be used to finance the refunding of Indiana Gas' 9 3/8% Series M First Mortgage Bonds in
    July 1996.

8.  Affiliate Transactions.
    Indiana Energy Services, Inc. (IES), an indirect wholly-owned subsidiary of Indiana Energy (Indiana Gas' parent), provided natural gas and services to Indiana Gas from January 1, 1996 to March 31, 1996. System supply gas was provided to Indiana Gas with the commodity priced at market index. IES' sales to Indiana Gas for the three-months ended March 31, 1996 totaled $102.7 million. Effective April 1, 1996, Proliance Energy, LLC (Proliance) assumed the business of IES (see Proliance Energy, LLC in Management's Discussion and Analysis of Results of Operations and Financial Condition). The sales of gas and provision of other services to Indiana Gas by Indiana Energy's marketing affiliates will be subject to regulatory review through the quarterly gas cost adjustment proceeding currently pending before the IURC. In addition, another proceeding has been initiated by a small group of Indiana Gas' and Citizens Gas' large-volume customers who contend that the formation and operation of Proliance should be subject to IURC oversight. Management expects that these proceedings, to the extent that they move forward, will be conducted over the remainder of calendar year 1996.

    Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

    Amounts borrowed from and accounts payable to affiliated companies, as well as checks written but not cashed are reflected in accounts payable. Amounts owed to affiliates were $57.3 million and $12.0 million at March
    31, 1996 and 1995, respectively.

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

    Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Removal activities have been conducted at two sites and a remedial investigation/feasibility study (RI/FS) is nearing completion at one of the sites under an agreed order between Indiana Gas and the Indiana
    Department of Environmental Management. Indiana Gas and others are assessing, on a site-by-site basis, whether any of the remaining 24 sites require remediation, to what extent it is required and the estimated cost. Preliminary assessments (PAs) have been completed on all but one of the sites. Site investigations (SIs) have been completed at 20 sites and supplemental site investigations (SSIs) have been conducted at 15 sites. Based upon the site work completed to date, Indiana Gas believes that a level of contamination that may require some level of remedial activity may be present at a number of the 24 sites. Indiana Gas is currently conducting groundwater monitoring at many of the sites. Indiana Gas has not begun an RI/FS at additional sites, but expects to conduct further investigation and evaluation in the future.

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

    Indiana Gas has also completed the process of identifying PRPs for each site. PRPs include two financially viable utilities, PSI Energy, Inc.
    (PSI) and Northern Indiana Public Service Company
    (NIPSCO). PSI has been identified as a PRP at 19 of the sites. Indiana Gas has been negotiating with PSI to determine PSI's share of responsibility, although no agreement has been reached between the parties. With the help of outside counsel, Indiana
    Gas has prepared estimates of PSI's and other PRP's share of environmental liabilities which may exist at each of the sites based on equitable principles derived from case law or applied by parties in achieving settlements. NIPSCO has been identified as an additional PRP at five of these 19 sites. On
    September 27, 1995, Indiana Gas reached an agreement with NIPSCO which provides for a coordination of efforts and a sharing of investigation and clean-up costs incurred and to be incurred at the five sites in which they both have an interest. The cost sharing estimates of PSI and other PRPs, and the NIPSCO agreement, have been utilized by Indiana Gas to record a receivable from PRPs for their share of the liability for work performed by Indiana Gas to date, as well as to accrue Indiana Gas' proportionate share of the estimated cost related to work not yet performed.
    The receivable from PRPs of $3.5 million is reflected in Accounts Receivable on the Consolidated Balance Sheet at March 31, 1996.

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs
    Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with past gas manufacturing activities. On May 3, 1995, the IURC concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of utility service and, therefore, are not recoverable as operating expenses from utility customers. The decision was contrary to rulings in other states where utility regulatory commissions have issued orders on the subject. The precedent cited by the IURC was a ruling related to a cancelled nuclear power plant which, unlike manufactured gas plants, never provided service to the public. Management believes applying the nuclear power plant decision to Indiana Gas' case was an incorrect application of the law and has appealed the decision to the Indiana Court of Appeals. The initial briefs for the appeal were filed on April 23, 1996, with briefing scheduled to conclude on June 25, 1996. The Commission did indicate that during Indiana Gas' next rate case it would be appropriate to quantify the effect of the investigation and clean-up activities as part of the business risk to be considered by the Commission in establishing the overall rate of return to be allowed.

    Indiana Gas has recorded $12.4 million for its share of environmental costs to date. As a result of its pursuit of recovery of costs from PRPs and insurance carriers, Indiana Gas has secured settlements from insurers of approximately $13.4 million. Amounts recovered in excess of its share of costs to date have been deferred. The May 3, 1995, order of the IURC has had no immediate impact on Indiana Gas' earnings since settlements with insurers exceed Indiana Gas' share of environmental liability recorded to date.

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

10. Regulatory Assets and Liabilities.
    Indiana Gas is subject to the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). Regulatory assets represent probable future revenue to Indiana Gas associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of March 31 (in thousands) relate to the following:

                                                         1996      1995
    Regulatory Assets:
      Postretirement  Benefits Other Than Pensions    $ 7,182   $ 7,126
      Unamortized Debt Discount and Expense             6,783     6,708
      Deferred Acquisition Costs                          730       751
      Rate Case Costs                                     187       446
                                                      $14,882   $15,031

    Regulatory Liabilities:
      Gas Costs Due to Customers, Net                 $ 3,563   $25,484
      Amounts Due to Customers - Income Taxes, Net      3,797     4,787
      Pension Costs                                     1,348       585
                                                      $ 8,708   $30,856

    It is Indiana Gas' policy to continually assess the recoverability of costs recognized as regulatory assets and the ability to continue to account for its activities in accordance with SFAS 71, based on the criteria set forth in SFAS 71. Based on current regulation, Indiana Gas believes that its use of regulatory accounting is appropriate. If all or part of Indiana Gas' operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities would be required. In addition, Indiana Gas would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

11. Reclassifications.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.


Management's Discussion and Analysis of Results of Operations and
  Financial Condition

Results of Operations

                       Earnings
    Net income for the three-, six- and twelve-month periods ended March 31, 1996, when compared to the same periods one year ago are listed below. The increases in earnings for all periods reflect significantly colder weather than last year, offset somewhat by higher operation and maintenance expenses.

       Periods Ended March 31
       (Millions)
                                  1996    1995

        Three Months             $23.8   $21.2
        Six Months               $42.8   $31.9
        Twelve Months            $42.9   $29.6

    The following discussion highlights the factors contributing to these results.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended March 31, 1996, increased
$10.6 million compared to the same period last year. The increase was primarily due to weather 15 percent colder than the same period last year and 5 percent colder than normal.

    Margin for the six-month period ended March 31, 1996, increased $25.2 million compared to the same period last year. The increase reflects weather 26 percent colder than the same period last year and 7 percent colder than normal.

    Margin for the twelve-month period ended March 31, 1996, increased $29.8 million compared to the same period last year. The increase reflects weather 23 percent colder than the same period last year and 7 percent colder than normal.

    Additional residential and commercial customers, as well as rate recovery (beginning May 1995) of postretirement benefit costs recognized in accordance with Statement of Financial Accounting Standards No. 106,
Employers' Accounting for Postretirement Benefits Other
Than Pensions (SFAS 106) also contributed to the margin increases for all periods reported.

    Total system throughput (combined sales and transportation) increased 16 percent (7.0 MMDth) for the second quarter of fiscal 1996, 21 percent (15.9 MMDth) for the six-month period and 16 percent (17.5 MMDth) for the twelve-month period ended March 31, 1996, compared to the same periods last year. The increases for all periods are due primarily to increases in residential and commercial space heating sales caused by colder weather.

    Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased increased to $3.56 for the three-month period ended March 31, 1996, compared to $2.70 for the same period one year ago. For the six-month period, cost of gas per unit increased to $3.14 in the current period compared to $2.69 for the same period last year. For the twelve-month period, cost of gas per unit increased to $2.83 in the current period compared to $2.62 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses increased $3.7
million for the second quarter of fiscal 1996, $4.3 million for the six-month period and $3.2 million for the twelve-month period ended March 31, 1996, when compared to the same periods one year ago. The increases are primarily attributable to higher performance-based compensation, the recognition (beginning May 1995) of postretirement benefit costs in accordance with SFAS 106, as well as the intense cost control measures in place during the prior periods due to very warm weather.

    Depreciation and amortization expense increased for the three-, six- and twelve-month periods ended March 31, 1996, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes increased for the three-, six- and twelve-month periods ended March 31, 1996, when compared to the same periods one year ago due to higher taxable income.

    Taxes other than income taxes increased for the three-, six- and twelve-month periods ended March 31, 1996, when compared to the same periods one year ago due primarily to higher gross receipts tax expense resulting from increased revenue, and higher property tax expense.

                   Interest Expense
    Interest expense increased for the three- and six-month periods ended March 31, 1996, when compared to the same periods one year ago due to an increase in average debt outstanding slightly offset by a decrease in interest rates. Interest expense remained approximately the same for the twelve-month period when compared to the same period one year ago.

Other Operating Matters

                 Proliance Energy, LLC
     On March 15, 1996, IGC Energy, Inc., an indirect wholly-owned subsidiary of Indiana Energy (Indiana Gas' parent), and Citizens By-Products Coal Company, a wholly-owned subsidiary of Citizens Gas and Coke
Utility (Citizens Gas), formed a jointly- and equally-owned limited liability corporation to provide natural gas supply and related marketing services. The new entity, Proliance Energy, LLC (Proliance), began providing services to Indiana Gas and Citizens Gas effective April 1, 1996. Proliance will also market its products and services to other gas utilities and customers in Indiana and surrounding states. Proliance has assumed the business of Indiana Energy Services, Inc. (IES), Indiana Energy's gas marketing affiliate, which had provided similar services to other customers and from January 1, 1996, to March 31, 1996, to Indiana
Gas. System supply gas was provided to Indiana Gas with the commodity priced at market index.

     The sale of gas and provision of other services to Indiana Gas by Indiana Energy's marketing affiliates will be subject to regulatory review through the quarterly gas cost adjustment proceeding currently pending before the IURC. In addition, another proceeding has been initiated by a small group of Indiana Gas' and Citizens Gas' large-volume customers who contend that the formation and operation of Proliance should be subject to IURC oversight.
Management expects that these proceedings, to the extent that they move forward, will be conducted over the remainder of calendar year 1996.

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

                 Environmental Matters
     Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers. On May 3, 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. The order is being appealed. The IURC order has had no immediate impact on Indiana Gas' earnings since settlements with insurers of $13.4 million exceed Indiana Gas' share of environmental liability recorded to date. For further information regarding the status of investigation and remediation of the sites, PRPs, recovery from insurers, financial reporting and ratemaking, see Note 9.

              Indiana Legislative Matters
     On April 26, 1995, the Indiana General Assembly enacted legislation which provides new flexibility to the IURC for future regulation of Indiana utilities and modifies the application of the earnings test.

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


Liquidity and Capital Resources

    New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. For the twelve months ended March 31, 1996, Indiana Gas' capital expenditures totaled $52.5 million.
Of this amount, 100 percent was provided by funds generated internally (net income less dividends plus charges to net income not requiring funds). Capital expenditures for fiscal 1996 were estimated at $58.8 million of which $23.6 million have been expended during the six-month period ended March 31, 1996.

    Indiana Gas' goal is to fund internally approximately
75 percent of its construction program. Capitalization objectives for Indiana Gas are 55-65 percent common equity and 35-45 percent long-term debt. This will help Indiana
Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa3 by Moody's
Investors Service and AA- by Standard & Poor's Corporation.
Indiana Gas' ratio of earnings to fixed charges was 5.1 for the twelve months ended March 31, 1996 (see Exhibit 12).

    On April 5, 1995, Indiana Gas filed with the Securities and Exchange Commission (SEC) a prospectus supplement for the offering of its Medium-Term Notes, Series E (Notes) with an aggregate principal amount of up to $55 million.
The Notes were registered under the existing shelf registration statement filed November 20, 1992, with the SEC with respect to the issuance of up to $90 million in aggregate principal amount of debt securities ($35 million was previously withdrawn from this shelf as a result of the December 9, 1992, issuance of 6 5/8%, Series D Notes).
Indiana Gas plans to issue the Notes from time to time through 1997. The Notes, when issued, will be due not less than 9 months and not more than 40 years from the date of issue, and will bear interest at a fixed or variable rate as negotiated between the purchaser and Indiana Gas. The net proceeds from the sale of the Notes will be used to finance, in part, the refunding of long-term debt, Indiana
Gas' continuing construction program and for other corporate purposes. During June 1995, $20 million in aggregate principal amount of the Notes were issued as follows: $5 million of the 7.15% Notes due March 15, 2015,
$5 million of 6.31% Notes due June 10, 2025, and $10 million of 6.53% Notes due June 27, 2025. During December
1995, an additional $20 million in aggregate principal amount of the Notes were issued as follows: $5 million of 6.69% Notes due June 10, 2013, $5 million of 6.69% Notes due December 21, 2015, and $10 million of 6.69% Notes due
December 29, 2015. The net proceeds from the December issuances will be used to finance the refunding of Indiana
Gas' 9 3/8% Series M First Mortgage Bonds in July 1996.

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

Item 4.    Submission of Matters to a Vote of Security
Holders

   At the annual meeting of shareholders of Indiana Gas
Company, Inc. on January 26, 1996, (the "Annual
Meeting"), the shareholders elected the following directors by the vote specified opposite each director's name:

                                                                        Broker
Director                Votes For (1)   Votes Withheld   Abstentions   Non-Vote
Gerald L. Bepko           9,080,770           -               -           -
Lawrence A. Ferger        9,080,770           -               -           -
Anton H. George           9,080,770           -               -           -
James C. Shook            9,080,770           -               -           -

      (1)  All outstanding shares of Indiana Gas'
      common stock are held by its parent company, Indiana Energy, Inc.


   The terms of the other eight board members, Paul T.
Baker, Niel C. Ellerbrook, Loren K. Evans, Otto N.
Frenzel III, Don E. Marsh, Fred A. Poole, Richard P.
Rechter and Jean L. Wojtowicz will expire in January
1997 or January 1998.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits
           10-A  Gas Sales and Management Services
                 Agreement between Indiana Gas Company,
                 Inc. and Indiana Energy Services,
                 Inc., effective January 1, 1996, filed
                 herewith.

           10-B  Formation Agreement among Indiana
                 Energy, Inc., Indiana Gas Company,
                 Inc., IGC Energy, Inc., Indiana
                 Energy Services, Inc., Citizens
                 Gas & Coke Utility, Citizens By-
                 Products Coal Company, Citizens
                 Energy Services Corporation, and
                 Proliance Energy, LLC, effective
                 March 15, 1996.  Incorporated by
                 reference to Exhibit 10-C to the
                 Quarterly Report on Form 10-Q of
                 Indiana Energy, Inc. for the
                 quarterly period ended
                 March 31, 1996.

           10-C  Gas Sales and Portfolio Administration
                 Agreement between Indiana Gas Company,
                 Inc. and Proliance Energy, LLC,
                 effective March 15, 1996, for services
                 to begin April 1, 1996, filed herewith.

           12    Computation of Ratio of Earnings to
                 Fixed Charges, filed herewith.

           27    Financial Data Schedule, filed
                 herewith.

       (b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 1996.




                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           INDIANA GAS COMPANY, INC.
                                    Registrant




Dated May 15, 1996         /s/Niel C. Ellerbrook
                           Niel C. Ellerbrook
                           Senior Vice President and
                           Chief Financial Officer



Dated May 15, 1996         /s/Jerome A. Benkert
                           Jerome A. Benkert
                           Vice President and Controller