Form 10-Q
period 1996-06-30
INDIANA GAS CO INC
filed 1996-08-13
CIK 50183

August 13, 1996



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

     We are transmitting herewith Indiana Gas Company,
Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, pursuant to the requirements of
Section 13 of the Securities Exchange Act of 1934.

                              Very truly yours,


                              /s/Kathleen S. Morris
                              Kathleen S. Morris
KSM:rs

Enclosures (8)




          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value     9,080,770      July 31, 1996
            Class                 Number of shares      Date

                   TABLE OF CONTENTS

                                                   Page
                                                  Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at June 30, 1996, and 1995
      and September 30, 1995

    Consolidated Statements of Income
      Three Months Ended June 30, 1996 and 1995,
       Nine Months Ended June 30, 1996 and 1995, and Twelve Months Ended June 30, 1996 and 1995

    Consolidated Statements of Cash Flows
      Nine Months Ended June 30, 1996 `and 1995, and Twelve Months Ended June 30, 1996 and 1995

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K


                           INDIANA GAS COMPANY, INC.
                           AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                            (Thousands - Unaudited)


                                                        June 30        September 30
                                                    1996       1995          1995
UTILITY PLANT:
    Original cost                                $904,479   $858,570      $872,287
    Less - accumulated depreciation
        and amortization                          339,651    311,445       316,991
                                                  564,828    547,125       555,296

NONUTILITY PLANT - NET                                327        387           188

CURRENT ASSETS:
    Cash and cash equivalents                      36,249     27,620            20
    Accounts receivable, less reserves of
        $1,511, $1,184  and $1,662  respectively   32,543     15,917        13,403
    Accrued unbilled revenues                       6,929      5,445         6,405
    Materials and supplies - at average cost        4,187      3,956         3,890
    Liquefied petroleum gas - at average cost         509        877           883
    Gas in underground storage - at last-in,
        first-out cost                             20,029     43,978        59,394
    Prepayments and other                             526        596           144
                                                  100,972     98,389        84,139

DEFERRED CHARGES:
    Unamortized debt discount and expense           6,712      6,915         6,800
    Other                                           9,365      9,608         9,510
                                                   16,077     16,523        16,310

                                                 $682,204   $662,424      $655,933


                           INDIANA GAS COMPANY, INC.
                           AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                      SHAREHOLDER'S EQUITY AND LIABILITIES
                            (Thousands - Unaudited)

                                                    June 30        September 30
                                                1996       1995          1995
CAPITALIZATION:
    Common stock and paid-in capital         $142,995   $142,995      $142,995
    Retained earnings                         151,440    135,567       125,159
        Total common shareholder's equity     294,435    278,562       268,154
    Long-term debt                            174,743    173,693       173,693
                                              469,178    452,255       441,847

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                      18,950        -             -
    Notes payable                                 -          -           2,225
    Accounts payable                           45,969     45,334        59,713
    Refundable gas costs                        6,522     17,571         4,883
    Customer deposits and advance payments      3,572     10,512        20,870
    Accrued taxes                              14,471     19,683         7,928
    Accrued interest                            5,204      4,463         2,803
    Other current liabilities                  21,547     21,317        21,560
                                              116,235    118,880       119,982

DEFERRED CREDITS:
    Deferred income taxes                      66,362     62,097        65,096
    Unamortized investment tax credit          11,407     12,337        12,103
    Customer advances for construction          1,382      1,253         1,297
    Regulatory income tax liability             3,797      4,787         3,797
    Other                                      13,843     10,815        11,811
                                               96,791     91,289        94,104

COMMITMENTS AND CONTINGENCIES
    (See Notes 8 & 9)                             -          -             -

                                             $682,204   $662,424      $655,933


                               INDIANA GAS COMPANY, INC.
                               AND SUBSIDIARY COMPANIES

                            CONSOLIDATED STATEMENTS OF INCOME
                                (Thousands - Unaudited)


                                           Three Months               Nine Months
                                           Ended June 30             Ended June 30
                                         1996         1995         1996         1995
OPERATING REVENUES                   $  91,211    $  83,081    $ 468,073    $ 346,611
COST OF GAS                             52,464       43,705      285,678      188,765
MARGIN                                  38,747       39,376      182,395      157,846

OPERATING EXPENSES:
    Other operation and maintenance     19,986       18,252       61,694       55,702
    Depreciation and amortization        8,391        7,881       24,739       23,274
    Income taxes                         1,063        2,378       27,061       21,582
    Taxes other than income taxes        3,444        3,065       13,104       10,228
                                        32,884       31,576      126,598      110,786

OPERATING INCOME                         5,863        7,800       55,797       47,060

OTHER INCOME - NET                         436          464        1,279          953

INCOME BEFORE INTEREST
    AND OTHER CHARGES                    6,299        8,264       57,076       48,013

INTEREST                                 4,040        3,937       12,120       11,760
OTHER                                      (14)         -            (75)         (14)
                                         4,026        3,937       12,045       11,746

NET INCOME                           $   2,273    $   4,327    $  45,031    $  36,267


                              INDIANA GAS COMPANY, INC.
                              AND SUBSIDIARY COMPANIES

                          CONSOLIDATED STATEMENTS OF INCOME
                               (Thousands - Unaudited)



                                                                    Twelve Months
                                                                    Ended June 30
                                                                  1996         1995
OPERATING REVENUES                                             $ 525,272    $ 396,517
COST OF GAS                                                      315,408      212,800
MARGIN                                                           209,864      183,717

OPERATING EXPENSES
    Other operation and maintenance                               81,600       75,328
    Depreciation and amortization                                 32,730       30,797
    Income taxes                                                  24,695       18,449
    Taxes other than income taxes                                 15,914       13,315
                                                                 154,939      137,889

OPERATING INCOME                                                  54,925       45,828

OTHER INCOME - NET                                                 1,749        1,324

INCOME BEFORE INTEREST
  AND OTHER CHARGES                                               56,674       47,152

INTEREST                                                          15,890       15,629
OTHER                                                                (89)         (30)
                                                                  15,801       15,599

NET INCOME                                                     $  40,873    $  31,553


                                         INDIANA GAS COMPANY, INC.
                                         AND SUBSIDIARY COMPANIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Thousands - Unaudited)

                                                                 Nine Months           Twelve Months
                                                                Ended June 30          Ended June 30
                                                               1996       1995        1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 45,031   $ 36,267    $ 40,873   $ 31,553

   Adjustments to reconcile net income to cash
      provided from operating activities -
       Depreciation and amortization                          24,879     23,414      32,917     30,984
       Deferred income taxes                                   1,266      2,210       3,050      3,553
       Investment tax credit                                    (697)      (697)       (930)      (930)
                                                              25,448     24,927      35,037     33,607
       Changes in assets and liabilities -
         Receivables - net                                   (19,664)     2,080     (18,110)    15,964
         Inventories                                          39,442     20,545      24,086     (4,846)
         Accounts payable, customer deposits,
            advance payments and other current liabilities   (31,055)    15,706      (6,075)    22,594
         Accrued taxes and interest                            8,944      1,040      (4,471)   (13,777)
         Recoverable/refundable gas costs                      1,639    (14,024)    (11,049)   (15,024)
         Prepayments                                            (382)      (352)         70        117
         Other - net                                           3,533     11,695       5,367     13,597

           Total adjustments                                  27,905     61,617      24,855     52,232

             Net cash flow from operations                    72,936     97,884      65,728     83,785

CASH FLOWS REQUIRED FOR
    FINANCING ACTIVITIES:
    Sale of long-term debt                                    20,000     20,000      20,000     20,000
    Reduction in long-term debt                                 -        (3,158)        -      (21,208)
    Net change in short-term borrowings                       (2,225)   (30,550)        -          -
    Dividends                                                (18,750)   (18,000)    (25,000)   (24,000)
        Net cash flow required for financing activities         (975)   (31,708)     (5,000)   (25,208)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                     (35,732)   (38,576)    (52,099)   (54,371)
        Net cash flow required for investing activities      (35,732)   (38,576)    (52,099)   (54,371)

NET INCREASE IN CASH                                          36,229     27,600       8,629      4,206

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                        20         20      27,620     23,414

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 36,249   $ 27,620    $ 36,249   $ 27,620


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

2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash
    Flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                           Nine Months Ended    Twelve Months Ended
                               June 30                June 30
    Thousands              1996         1995     1996          1995
    Interest (net of
      amount capitalized) $ 8,995      $ 8,891   $14,146    $14,754
    Income taxes          $20,756      $16,326   $30,636    $24,326

3.  Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

4.  Gas in Underground Storage.
    Based on the cost of purchased gas during June 1996, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at June 30, 1996, by approximately $5,008,000.

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

    The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

                               Three Months Ended    Nine Months Ended    Twelve Months Ended
                                    June 30               June 30               June 30
    Thousands                  1996          1995    1996         1995    1996           1995
    AFUDC-Borrowed Funds       $ 60          $ 46    $215         $154    $276           $217
    AFUDC-Equity Funds           49            38     176          126     226            177
    Total AFUDC Capitalized    $109          $ 84    $391         $280    $502           $394

7.  Long-Term Debt.
    During December 1995, Indiana Gas issued $20 million in aggregate principal amount of its Medium-Term Notes, Series E (Notes) as follows: $5 million of 6.69% Notes due June 10, 2013, $5 million of 6.69% Notes due
    December 21, 2015, and $10 million of 6.69% Notes due
    December 29, 2015. On July 15, 1996, Indiana Gas used those net proceeds to redeem its remaining first mortgage bonds, $19 million of 9 3/8% Series M First
    Mortgage Bonds.

8.  Affiliate Transactions.
    Indiana Energy Services, Inc. (IES), an indirect wholly-owned subsidiary of Indiana Energy (Indiana Gas' parent), provided natural gas and related services to Indiana Gas from January 1, 1996 to March 31, 1996. Indiana Gas' purchases from IES for the three months ended March 31, 1996 totalled $102.7 million. Effective April 1, 1996, ProLiance Energy, LLC (ProLiance) assumed the business of IES and is now the supplier of gas and related services to Indiana Gas (see ProLiance Energy, LLC in Management's Discussion and Analysis of Results of Operations and Financial Condition). Indiana Gas' purchases from ProLiance for the three months ended June 30, 1996, totalled $60.8 million. System supply gas is provided to Indiana Gas with the commodity priced at market index. The sales of gas and provision of other services to Indiana Gas by Indiana Energy's marketing affiliates are subject to regulatory review through the quarterly gas cost adjustment proceeding currently pending before the IURC. In addition, another proceeding has been initiated by a small group of Indiana Gas' and Citizens Gas' large-volume customers who contend that the gas service contracts between ProLiance and Indiana Gas and Citizens Gas should be disapproved by the IURC or, alternatively, that the IURC should regulate the operations of ProLiance. As of June 30, 1996, the two proceedings were each set for a final hearing to occur in October 1996. While the outcome of these proceedings cannot be predicted, management does not expect this matter to have a material impact on Indiana Gas' financial position or results of operations.

    Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

    Amounts due affiliated companies, as well as checks written but not cashed are reflected in Accounts Payable on the Consolidated Balance Sheet. Amounts owed to affiliates totaled $36.7 million and $11.9 million at June 30, 1996 and 1995, respectively.

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

    Indiana Gas has also completed the process of identifying PRPs for each site. PRPs include two financially viable utilities, PSI Energy, Inc.
    (PSI) and Northern Indiana Public Service Company
    (NIPSCO). PSI has been identified as a PRP at 19 of the sites. Indiana Gas has been negotiating with PSI to determine PSI's share of responsibility, although no agreement has been reached between the parties. With the help of outside counsel, Indiana
    Gas has prepared estimates of PSI's and other PRP's share of environmental liabilities which may exist at each of the sites based on equitable principles derived from case law or applied by parties in achieving settlements. NIPSCO has been identified as an additional PRP at five of these 19 sites. On
    September 27, 1995, Indiana Gas reached an agreement with NIPSCO which provides for a coordination of efforts and a sharing of investigation and clean-up costs incurred and to be incurred at the five sites in which they both have an interest. The cost sharing estimates of PSI and other PRPs, and the NIPSCO agreement, have been utilized by Indiana Gas to record a receivable from PRPs for their share of the liability for work performed by Indiana Gas to date, as well as to accrue Indiana Gas' proportionate share of the estimated cost related to work not yet performed.
    The receivable from PRPs of $3.5 million is reflected in Accounts Receivable on the Consolidated Balance Sheet at June 30, 1996.

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs
    Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with past gas manufacturing activities. On May 3, 1995, the IURC concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of utility service and, therefore, are not recoverable as operating expenses from utility customers. The decision was contrary to rulings in other states where utility regulatory commissions have issued orders on the subject. The precedent cited by the IURC was a ruling related to a cancelled nuclear power plant which, unlike manufactured gas plants, never provided service to the public. Management believes applying the nuclear power plant decision to Indiana Gas' case was an incorrect application of the law and has appealed the decision to the Indiana Court of Appeals. The briefing in the appeal has been concluded, and the case is now before the Court of Appeals awaiting a decision. The Commission did indicate that during Indiana Gas' next rate case it would be appropriate to quantify the effect of the investigation and clean-up activities as part of the business risk to be considered by the Commission in establishing the overall rate of return to be allowed.

    Indiana Gas has recorded $13.0 million for its share of environmental costs to date. As a result of its pursuit of recovery of costs from PRPs and insurance carriers, Indiana Gas has secured settlements from insurers of approximately $13.5 million. Amounts recovered in excess of its share of costs to date have been deferred. The May 3, 1995, order of the IURC has had no immediate impact on Indiana Gas' earnings since settlements with insurers exceed Indiana Gas' share of environmental liability recorded to date.

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

10. Regulatory Assets and Liabilities.
    Indiana Gas is subject to the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). Regulatory assets represent probable future revenue to Indiana Gas associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of June 30 (in thousands) relate to the following:


                                                           1996      1995
     Regulatory Assets:
      Postretirement Benefits Other Than Pensions        $ 6,732   $ 7,444
      Unamortized Debt Discount and Expense                6,712     6,915
      Deferred Acquisition Costs                             725       746
      Rate Case Costs                                        109       443
                                                         $14,278   $15,548
     Regulatory Liabilities:
      Gas Costs Due to Customers, Net                    $ 6,522   $17,571
      Amounts Due to Customers - Income Taxes, Net         3,797     4,787
      Pension Costs                                        1,348       585
                                                         $11,667   $22,943


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

Indiana Gas Company, Inc. and Subsidiary Companies
Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations

                       Earnings
    Net income for the three-, nine- and twelve-month periods ended June 30, 1996, when compared to the same periods one year ago are listed below. The decrease in earnings for the three-month period is primarily attributable to higher operation and maintenance expenses, as well as lower margin. The increases in earnings for the nine- and twelve-month periods reflect significantly colder weather than last year, offset somewhat by higher operation and maintenance expenses.

Periods Ended June 30       1996         1995
(Millions)
  Three Months             $ 2.3        $ 4.3
  Nine Months              $45.0        $36.3
  Twelve Months            $40.9        $31.6

    The following discussion highlights the factors contributing to these results.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended June 30, 1996, decreased
$.6 million compared to the same period last year. While the current quarter's margin increased due to cooler weather, the prior year's margin was higher due to the recovery of gas costs which had been recognized as expenses in earlier periods.

    Margin for the nine-month period ended June 30, 1996, increased $24.5 million compared to the same period last year. The increase reflects weather 25 percent colder than the same period last year and 8 percent colder than normal.

    Margin for the twelve-month period ended June 30, 1996, increased $26.1 million compared to the same period last year. The increase reflects weather 26 percent colder than the same period last year and 8 percent colder than normal.

    Additional residential and commercial customers, as well as rate recovery (beginning May 1995) of postretirement benefit costs recognized in accordance with Statement of Financial Accounting Standards No. 106,
Employers' Accounting for Postretirement Benefits Other
Than Pensions (SFAS 106) also increased margins for all periods reported.

    Total system throughput (combined sales and transportation) increased 8 percent (1.7 MMDth) for the third quarter of fiscal 1996, 19 percent (17.6 MMDth) for the nine-month period and 17 percent (18.6 MMDth) for the twelve-month period ended June 30, 1996, compared to the same periods last year. The increases for all periods are due primarily to increases in residential and commercial space heating sales caused by colder weather.

    Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased increased to $3.31 for the three-month period ended June 30, 1996, compared to $2.43 for the same period one year ago. For the nine-month period, cost of gas per unit increased to $3.18 in the current period compared to $2.61 for the same period last year. For the twelve-month period, cost of gas per unit increased to $3.00 in the current period compared to $2.58 for the same period last year. The increases are due primarily to higher commodity costs associated with increased demand for gas during the colder winter this fiscal year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses increased $1.7 million for the third quarter of fiscal 1996, $6.0 million for the nine-month period and $6.3 million for the twelve-month period ended June 30, 1996, when compared to the same periods one year ago. The increases are primarily attributable to higher performance-based compensation, the recognition (beginning May 1995) of postretirement benefit costs in accordance with SFAS 106, as well as the intense cost control measures in place during the prior periods due to very warm weather.

    Depreciation and amortization expense increased for the three-, nine- and twelve-month periods ended June 30, 1996, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes decreased for the three-month period ended June 30, 1996, when compared to the same period one year ago due to lower taxable income. The increases for the nine- and twelve-month periods reflect higher taxable income during those periods.

    Taxes other than income taxes increased for the three-
, nine- and twelve-month periods ended June 30, 1996, when compared to the same periods one year ago due primarily to higher gross receipts tax expense resulting from increased revenue, and higher property tax expense.

                   Interest Expense
    Interest expense increased for the three-, nine- and twelve-month periods ended June 30, 1996, when compared to the same periods one year ago due to an increase in average debt outstanding slightly offset by a decrease in interest rates.

Other Operating Matters

                 ProLiance Energy, LLC
     On March 15, 1996, IGC Energy, Inc., an indirect wholly-owned subsidiary of Indiana Energy (Indiana Gas' parent), and Citizens By-Products Coal Company, a wholly-owned subsidiary of Citizens Gas and Coke
Utility (Citizens Gas), formed a jointly- and equally-owned limited liability corporation to provide natural gas supply and related services. The new entity, ProLiance Energy, LLC (ProLiance), began providing services to Indiana Gas and Citizens Gas effective
April 1, 1996. ProLiance will also market its products and services to other gas utilities and customers in Indiana and surrounding states. ProLiance has assumed the business of Indiana Energy Services, Inc. (IES),
Indiana Energy's gas marketing affiliate, which had provided similar services to other customers and from January 1, 1996, to March 31, 1996, to Indiana Gas.
System supply gas is provided to Indiana Gas with the commodity priced at market index.

     The sale of gas and provision of other services to Indiana Gas by Indiana Energy's marketing affiliates are subject to regulatory review through the quarterly gas cost adjustment proceeding currently pending before the IURC. In addition, another proceeding has been initiated by a small group of Indiana Gas' and Citizens
Gas' large-volume customers who contend that the gas service contracts between ProLiance and Indiana Gas and Citizens Gas should be disapproved by the IURC or, alternatively, that the IURC should regulate the operations of ProLiance. As of June 30, 1996, the two proceedings were each set for a final hearing to occur in October 1996. While the outcome of these proceedings cannot be predicted, management does not expect this matter to have a material impact on Indiana
Gas' financial position or results of operations.

               1996 Settlement Agreement
     As provided in the previous year's settlement agreement among Indiana Gas, the Office of Utility
Consumer Counselor (OUCC) and a group of large-volume users, the OUCC performed an investigation during fiscal 1995 to consider an increase to Indiana Gas' authorized utility operating income. These parties then entered a series of negotiations designed to increase
Indiana Gas' opportunity to earn on its recent capital investments while avoiding the necessity of a general rate filing. As a result of these negotiations, the IURC approved on November 9, 1995, a settlement agreement which provided, among other things, for the following: (1) an increase in Indiana Gas' authorized utility operating income (weather normalized) from $51.1 million to $54.2 million beginning in fiscal
1996; (2) with certain specified exceptions, Indiana
Gas may not file a petition to increase its base rates until November 15, 1996; and (3) an agreement to a number of operational and other service enhancements for large-volume customers.

                 Environmental Matters
     Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers. On May 3, 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. The order is being appealed. The IURC order has had no immediate impact on Indiana Gas' earnings since settlements with insurers of $13.5 million exceed Indiana Gas' share of environmental liability recorded to date of $13.0 million. For further information regarding the status of investigation and remediation of the sites, PRPs, recovery from insurers, financial reporting and ratemaking, see Note 9.

              Indiana Legislative Matters
     On April 26, 1995, the Indiana General Assembly enacted legislation which provides new flexibility to the IURC for future regulation of Indiana utilities and modifies the application of the earnings test.

     The new law recognizes that competition is increasing in the provision of energy services and that flexibility in the regulation of energy services providers is essential to the well-being of the state, its economy and its citizens. Under the law, an energy utility can present to the IURC a broad range of proposals from performance-based ratemaking to complete deregulation of a utility's operations. The law gives the IURC the authority to adopt alternative regulatory practices, procedures, and mechanisms and establish rates and charges that are in the public interest, and will enhance or maintain the value of the energy utility's retail energy services or property. It also provides authority for the IURC to establish rates and charges based on market or average prices that use performance-based rewards or penalties, or which are designed to promote efficiency in the rendering of retail energy services.

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


Liquidity and Capital Resources

    New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. For the twelve months ended June 30, 1996, Indiana Gas' capital expenditures totaled $52.1 million.
Of this amount, 98 percent was provided by funds generated internally (net income less dividends plus charges to net income not requiring funds). Capital expenditures for fiscal 1996 were estimated at $58.8 million of which $35.7 million have been expended during the nine-month period ended June 30, 1996.

    Indiana Gas' goal is to fund internally approximately
75 percent of its construction program. Capitalization objectives for Indiana Gas are 55-65 percent common equity and 35-45 percent long-term debt. This will help Indiana
Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa3 by Moody's
Investors Service and AA- by Standard & Poor's Corporation.
Indiana Gas' ratio of earnings to fixed charges was 4.9 for the twelve months ended June 30, 1996 (see Exhibit 12).

    During December 1995, Indiana Gas issued $20 million in aggregate principal amount of its Medium-Term Notes, Series
E (Notes) as follows:  $5 million of 6.69% Notes due June
10, 2013, $5 million of 6.69% Notes due December 21, 2015, and $10 million of 6.69% Notes due December 29, 2015.
Indiana Gas plans to issue an additional $15 million of the Notes by the end of fiscal 1997. On July 15, 1996, Indiana Gas used the net proceeds from the December issuances to redeem its remaining first mortgage bonds, $19 million of 9 3/8% Series M First Mortgage Bonds.

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


Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits
           3-A  Code of By-Laws as amended April 26,
                1996, filed herewith.

           12   Computation of Ratio of Earnings to
                Fixed Charges, filed herewith.

           27   Financial Data Schedule, filed
                herewith.

       (b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996.


                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           INDIANA GAS COMPANY, INC.
                                    Registrant




Dated August 13, 1996      /s/Niel C. Ellerbrook
                              Niel C. Ellerbrook
                              Senior Vice President and
                              Chief Financial Officer



Dated August 13, 1996      /s/Jerome A. Benkert
                              Jerome A. Benkert
                              Vice President and Controller