Form 10-K405
period 1996-09-30
INDIANA GAS CO INC
filed 1996-12-19
CIK 50183

December 19, 1996



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

     We are transmitting herewith Indiana Gas Company,
Inc.'s Annual Report on Form 10-K for the year ended
September 30, 1996, pursuant to the requirements of Section
13 of the Securities Exchange Act of 1934.

                              Very truly yours,



                              Douglas S. Schmidt
DSS:rs

Enclosure



           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC.  20549

                               FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996

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

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock-Without par value     9,080,770      November 30, 1996
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


Part I

Item 1.       Business

       (a)  General Development of the Business.

            Indiana Gas Company, Inc. (Indiana Gas or the company) is an operating public utility engaged in the business of providing gas utility service in the state of Indiana. It was incorporated under the laws of the state of Indiana on July 16, 1945.
       All of the outstanding shares of common stock of the company are owned by Indiana Energy, Inc.
       (Indiana Energy), which is a public holding company.

       (c)  Narrative Description of the Business.

            During fiscal 1996, Indiana Gas supplied gas to about 465,000 residential, commercial and industrial customers in 281 communities in 48 of the 92 counties in the state of Indiana. The service area has a population of approximately 2 million and contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive parts and accessories, feed, flour and grain processing, metal castings, aluminum products, gypsum products, electrical equipment, metal specialties and glass.

            The largest communities served include
       Muncie, Anderson, Lafayette-West Lafayette,
       Bloomington, Terre Haute, Marion, New Albany,
       Columbus, Jeffersonville, New Castle and
       Richmond. Indiana Gas does not serve in Indianapolis, although its general office is located in that city.

            For the fiscal year ended September 30,
       1996, residential customers provided 60 percent of revenues, commercial 21 percent and industrial
       19 percent. At such date, approximately 99 percent of Indiana Gas' customers used gas for space heating, and space heating revenues from these customers for the fiscal year were 81 percent of total operating revenues. Sales of gas are seasonal and strongly affected by variations in weather conditions. During the fiscal year ended September 30, 1996, Indiana Gas added approximately 10,300 residential and commercial customers.

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

            Gas transported on behalf of end-use
       customers in fiscal 1996 represented 27 percent
       (34,165 MDth) of throughput compared to 30 percent (33,312 MDth) in 1995 and 26 percent
       (30,125 MDth) in 1994. Although revenues are lower, rates for transportation generally provide the same margins as would have been earned had the gas been sold under normal sales tariffs.

            Effective April 1, 1996, Indiana Gas
       purchases all of its natural gas from ProLiance
       Energy, LLC, a gas marketing affiliate of Indiana
       Energy (see Item 7, ProLiance Energy, LLC).
       Indiana Gas has separate contracts with pipelines for storage of natural gas.

            Prices for gas and related services
       purchased are determined primarily by market conditions and rates established by the Federal
       Energy Regulatory Commission. Indiana Gas' rates and charges, terms of service, accounting matters, issuance of securities, and other operational matters are regulated by the Indiana
       Utility Regulatory Commission (IURC).

            Adjustments to Indiana Gas' rates and
       charges related to the cost of gas are made through gas cost adjustment (GCA) procedures established by Indiana law and administered by the IURC. The IURC has applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit net operating income, after adjusting to normal weather, to the level authorized in the last general rate order.
       The earnings test provides that no refund be paid to the extent a utility has not earned its authorized utility operating income over the previous 60 months (or during the period since the utility's last rate order, if longer). On
       November 9, 1995, the IURC approved a settlement agreement among Indiana Gas, the Office of the Utility Consumer Counselor and a group of large-volume users which provided for authorized utility operating income (weather normalized) of $54.2 million for Indiana Gas beginning in fiscal
       1996.

            Information regarding environmental matters affecting the company is incorporated herein by reference to Item 7, Environmental Matters.

       Indiana Gas had 1,067 full-time employees and 37 part-time employees as of September 30, 1996.

Item 2.       Property

            The properties of Indiana Gas are used for the purchase, production, storage and distribution of gas and are located primarily within the state of Indiana. As of September 30, 1996, such properties included approximately
       10,300 miles of distribution mains; 480,673 meters; seven reservoirs currently being used for the underground storage of purchased gas with approximately 107,074 acres of land held under storage easements; 9,937,010 Dth of gas in company-owned underground storage with a daily deliverability of 144,860 Dth; 12,165,382 Dth of gas in contract storage with a daily deliverability of 163,813 Dth; and five liquefied petroleum (propane) air-gas manufacturing plants with a total daily capacity of 36,700 Dth of gas.

            Indiana Gas' capital expenditures during the fiscal year ended September 30, 1996, amounted to $66.4 million.

Item 3.       Legal Proceedings

            See Item 8, Note 9 for litigation matters involving insurance carriers pertaining to
       Indiana Gas' former manufactured gas plants and storage facilities.

Item 4.       Submission of Matters to a Vote of Security
       Holders

            No matter was submitted during the fourth quarter of the fiscal year ended September 30, 1996, to a vote of security holders.

Item 4a.      Executive Officers of the Company

       As of September 30, 1996, the following
       individuals were Executive Officers of the company:

                             Family
                             Relation-     Office or                Date Elected
Name                  Age      ship       Position Held            Or Appointed(1)
Lawrence A. Ferger    62     None         Chairman,
                                          President and
                                          Chief Executive Officer        Jan. 26, 1996
                                          President and Chief
                                          Executive Officer              July 1, 1987

Paul T. Baker         56     None         Senior Vice President
                                          and Chief Operating
                                          Officer                        Aug. 1, 1991

Niel C. Ellerbrook    47     None         Senior Vice President and
                                          Chief Financial Officer        July 1, 1987

Anthony E. Ard        55     None         Senior Vice President of
                                          Corporate Affairs              Jan. 9, 1995
                                          Vice President -
                                          Corporate Affairs              Jan. 11, 1993
                                          Vice President and
                                          Secretary                      Sep. 30, 1988

Timothy M. Hewitt     46     None         Vice President of
                                          Operations and Engineering     Jan. 9, 1995
                                          Vice President of Sales
                                          and Field Operations           Jan. 14, 1991

(1)  Each of the officers has served continuously since the dates indicated.

Part II


Item 5.       Market for the Registrant's Common Equity and
       Related Stockholder Matters

            All of the outstanding shares of Indiana Gas' common stock are owned by Indiana Energy, Inc., and are not traded.

            During fiscal 1996, the company paid aggregate dividends of $6.3 million, $6.3 million, $6.3 million and $6.5 million in the first, second, third and fourth quarters, respectively.

            During fiscal 1995, the company paid aggregate dividends of $6.0 million, $6.0 million, $6.0 million and $6.3 million in the first, second, third and fourth quarters, respectively.

Item 6.       Selected Financial Data

                              INDIANA GAS COMPANY, INC.
                              AND SUBSIDIARY COMPANIES
                                     (Thousands)

Year Ended September 30          1996       1995      1994       1993      1992
Operating revenues           $530,594   $403,810  $475,297   $499,278  $411,260
Margin                        210,463    185,315   194,309    185,725   160,333
Operating expenses            156,910    139,127   146,466    141,452   122,206
Operating income               53,553     46,188    47,843     44,273    38,127
Interest and other - net       14,923     14,079    13,247     15,739    12,384
Net income                     38,630     32,109    34,596     28,534    25,743
Dividends on preferred
  stock                             -          -         -        285     1,710
Earnings available for
    common stock             $ 38,630  $  32,109  $ 34,596   $ 28,249  $ 24,033

Ratio of earnings to fixed
  charges                         4.6        4.1       4.1        3.5       3.5

Common shareholder's equity  $281,534   $268,154  $260,295   $249,099  $202,833
Redeemable preferred
    shareholder's equity            -          -         -          -    20,000
Long-term debt (1)            174,733    173,693   156,851    184,901   149,901
                             $456,267   $441,847  $417,146   $434,000  $372,734


Total throughput              126,742    109,508   116,285    111,354   101,985

Annual heating degree days
    as a percent of normal       108%        87%      102%        99%       90%

Utility customers served -
    average                   465,166    454,817   443,498    433,000   422,997

Total Assets at Year-End     $672,907   $655,933  $649,982   $621,658  $567,779

(1)Includes current maturities; excludes sinking fund requirements.

Item 7.       Management's Discussion and Analysis of
       Results of Operations and Financial Condition

       Results of Operations

       Earnings
       Net income increased to $38.6 million in fiscal 1996 from $32.1 million in fiscal 1995 primarily as a result of weather that was 25 percent colder than last year, as well as the addition of new residential and commercial customers. This increase was offset somewhat by higher operation and maintenance expenses.

       Net income decreased to $32.1 million in fiscal 1995 from $34.6 million in fiscal 1994 due to weather that was 15 percent warmer than the prior year. This decrease was partially offset by lower operation and maintenance expenses, as well as the addition of new residential and commercial customers.

       Margin (Revenues Less Cost of Gas)
       In 1996, margin increased 14 percent ($25.1 million) when compared to 1995. The increase is primarily attributable to weather that was 25 percent colder than last year and 8 percent colder than normal. Additional residential and commercial customers, as well as rate recovery (beginning May 1995) of postretirement benefit costs recognized in accordance with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106), also contributed to the increase.

       In 1995, margin decreased 5 percent ($9.0 million) when compared to 1994. The decrease reflected weather that was 15 percent warmer than the prior year and 13 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

       In 1996, total system throughput (combined sales and transportation) increased 16 percent (17.2 MMDth) when compared to last year. In 1995, throughput decreased 6 percent (6.8 MMDth) when compared to 1994. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

       Total average cost per dekatherm of gas purchased (average commodity and demand) was $3.14 in 1996, $2.53 in 1995 and $2.89 in 1994. The price swings are due primarily to changing commodity costs associated with the impacts on customer demand during the very warm winter in 1995 and the colder winter this fiscal year.

       Operating Expenses
       Operation and maintenance expenses increased approximately $8.5 million in 1996 when compared to 1995. The increase is primarily attributable to higher performance-based compensation and the recognition (beginning May 1995) of postretirement benefit costs in accordance with SFAS 106.
       In addition, the increased margin resulting from the very cold weather allowed for the acceleration of certain projects that will help maintain and strengthen the distribution system.

       Operation and maintenance expenses decreased approximately $6.4 million in 1995 when compared to 1994. The decrease was primarily attributable to lower expenses for labor and related benefits, distribution mains and services, advertising and outside services. The declining operation and maintenance expenses reflected management's efforts to control costs in response to very warm weather.

       Depreciation and amortization expense increased in 1996 and 1995 as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

       Federal and state income taxes increased in 1996, while decreasing in 1995, due to changes in taxable income.

       Taxes other than income taxes increased in 1996 due to higher property tax expense and higher gross receipts tax expense resulting from increased revenue. Taxes other than income taxes decreased in 1995 due to lower gross receipts tax expense resulting from decreased revenue. Property tax expense for 1995 remained approximately the same as compared to 1994.

       Interest Expense
       Interest expense increased in 1996 due to an increase in average debt outstanding, slightly offset by a decrease in interest rates. Interest expense decreased in 1995 due to a decrease in average debt outstanding, slightly offset by an increase in interest rates.

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

       In addition, the IURC has applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit utility operating income, after adjusting to normal weather, to the level authorized in the last general rate order. The earnings test provides that no refund be paid to the extent a utility has not earned its authorized utility operating income over the previous 60 months (or during the period since the utility's last rate order, if longer). On November 9, 1995, the IURC approved a settlement agreement among Indiana Gas, the Office of Utility Consumer Counselor and a group of large-volume users which provided for authorized utility operating income (weather normalized) of $54.2 million for Indiana Gas beginning in fiscal 1996.

       ProLiance Energy, LLC
       On March 15, 1996, IGC Energy, Inc., an indirect wholly owned subsidiary of Indiana Energy (Indiana Gas' parent), and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas and Coke Utility (Citizens Gas), formed a jointly and equally owned limited liability company to provide natural gas supply and related marketing services. The new entity, ProLiance Energy, LLC (ProLiance), began providing services to Indiana Gas and Citizens Gas effective April 1, 1996. ProLiance also provides products and services to other gas utilities and customers in Indiana and surrounding states. ProLiance has assumed the business of Indiana Energy Services, Inc., Indiana Energy's gas marketing affiliate, which had provided similar services to other customers and from January 1, 1996, to March 31, 1996, to Indiana Gas.

       The sale of gas and provision of other services to Indiana
       Gas by Indiana Energy's marketing affiliates are subject to regulatory review through the quarterly gas cost adjustment proceeding currently pending before the IURC.

       Two proceedings which may affect the formation, operation or earnings of ProLiance are currently pending before the IURC. The first proceeding was initiated by a small group of Indiana Gas' and Citizens Gas' large-volume customers who contend that the gas service contracts between ProLiance and Indiana Gas and Citizens Gas should be disapproved by the IURC or, alternatively, that the IURC should regulate the operations of ProLiance. On September 27, 1996, the IURC issued a partial decision in that proceeding and found that ProLiance is not subject to regulation as a public utility. The IURC did confirm that it will continue to monitor gas costs incurred by Indiana Gas. Hearings on the remaining issues were concluded on October 9, 1996. A decision from the IURC is expected during the first half of calendar 1997.

       The second proceeding involves the quarterly gas cost adjustment applications of Indiana Gas and Citizens Gas wherein these utilities are proposing to recover the costs they have and will incur under their gas supply and related agreements with ProLiance. This proceeding will consider whether the recovery of those costs is consistent with Indiana law governing gas cost recovery. The hearing on the second proceeding has not yet been scheduled.

       While the outcome of these proceedings cannot be predicted, management does not expect this matter to have a material impact on Indiana Gas' financial position or results of operations.

       Indiana Legislative Matters
       On April 26, 1995, the Indiana General Assembly enacted legislation which provides new flexibility to the IURC for future regulation of Indiana utilities. The new law recognizes that competition is increasing in the provision of energy services and that flexibility in the regulation of energy services providers is essential to the well-being of the state, its economy and its citizens. Under the law, an energy utility can present to the IURC a broad range of proposals from performance-based ratemaking to complete deregulation of a utility's operations. The law gives the IURC the authority to adopt alternative regulatory practices, procedures and mechanisms and establish rates and charges that are in the public interest, and will enhance or maintain the value of the energy utility's retail energy services or property. It also provides authority for the IURC to establish rates and charges based on market or average prices that use performance-based rewards or penalties, or which are designed to promote efficiency in the rendering of retail energy services.

       Environmental Matters
       Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties
       (PRPs) and customers.

       On May 3, 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. This order has been appealed.

       On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division, against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Since the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law, it intends to appeal all adverse rulings to the United States Court of Appeals for the Seventh Circuit. However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of September 30, 1996, Indiana Gas has obtained cash settlements from some insurance carriers in an aggregate amount in excess of $13.5 million.

       The Court's rulings will have no immediate impact on earnings since Indiana Gas has previously recorded all costs which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

       For further information regarding the status of investigation and remediation of the sites, PRPs, recovery from insurers, litigation, financial reporting and ratemaking, see Item 8, Note 9.

       Postretirement Benefits Other Than Pensions
       On May 3, 1995, the IURC issued an order authorizing Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). Amounts accrued prior to the order were deferred as allowed by the IURC. While this order is consistent with the IURC's rulings for other utilities within the state of Indiana and with the ratemaking treatment of the majority of regulatory jurisdictions outside of Indiana, the Office of Utility Consumer Counselor is appealing the order. A decision on the appeal by the Indiana Court of Appeals is expected early in calendar 1997.

       New Accounting Standards
       In March 1995, the Financial Accounting Standards Board
       (FASB) issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Indiana Gas will adopt this standard effective October 1, 1996, and does not expect that the adoption will have a material impact on its financial position or results of operations based on the current regulatory structure in which it operates. This conclusion may change in the future as competitive factors influence pricing in the industry.

       In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Pursuant to this new standard, companies are encouraged, but not required, to adopt a fair value method of accounting for employee stock-based transactions.
       Indiana Gas does not expect this standard to have a material impact on its financial position or results of operations.

       Liquidity and Capital Resources

       New construction, normal system maintenance and improvements, and information technology investments to provide service to a growing customer base will continue to require substantial capital expenditures. Indiana Gas' goal is to internally fund approximately 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa3 by Moody's Investors Service and AA- by Standard & Poor's Corporation. Indiana Gas' ratio of earnings to fixed charges was 4.6 for 1996 (see Exhibit 12).

       Total capital required to fund both capital expenditures and refinancing requirements for 1995 and 1996, along with estimated amounts for 1997 through 1999, are as follows:

       THOUSANDS                     1995      1996      1997       1998      1999
       Capital expenditures      $ 54,900  $ 66,000  $ 70,000  $  71,000  $ 65,000
       Refinancing requirements     3,200    19,000       -       35,000    10,000
                                 $ 58,100  $ 85,000  $ 70,000   $106,000  $ 75,000

       In 1996, 70 percent of Indiana Gas' capital expenditures was provided by funds generated internally (net income less dividends plus charges to net income not requiring funds). In 1995, 77 percent of capital expenditures was provided by funds generated internally. External funds required for the 1996 construction program were obtained primarily through short-term borrowings.

       Capitalization objectives for Indiana Gas are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt. Indiana Gas' common equity component was 62 percent of total capitalization at September 30, 1996.

       During December 1995, Indiana Gas issued $20 million in aggregate principal amount of its Medium-Term Notes, Series E (Notes) as follows: $5 million of 6.69% Notes due
       June 10, 2013; $5 million of 6.69% Notes due December 21, 2015; and $10 million of 6.69% Notes due December 29, 2015. Indiana Gas plans to issue an additional $15 million of the Notes by the end of fiscal 1997. On July 15, 1996, Indiana Gas used the net proceeds from the December issuances to redeem its remaining first mortgage bonds, $19 million of 9 3/8% Series M First Mortgage Bonds.

       Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage and capital expenditures until permanently financed. Short-term borrowings tend to be greatest during the heating season when accounts receivable and unbilled utility revenues are at their highest. Indiana Gas' commercial paper is rated P-1 by Moody's and A-1+ by Standard & Poor's. Recently, bank lines of credit have been the primary source of short-term financing. Long-term financial strength and flexibility require maintaining throughput volumes, controlling costs and, if absolutely necessary, securing timely increases in rates to recover costs and provide a fair and reasonable return to shareholders.

       Forward-Looking Information

       Certain matters discussed in Management's Discussion and Analysis are forward-looking. These forward-looking discussions reflect the company's current best estimates regarding future operations. Since these are only estimates, actual results could be materially different.

       Several factors, some of which are outside of the company's control and cannot be accurately and conclusively predicted, may materially affect estimates of future operations. Such factors include the effect of weather on gas consumption, particularly in the residential market, the effect of general economic conditions on gas consumption, particularly in industrial and commercial markets, the direction and pace of change in state and federal regulation on both the gas and electric industries, and the effects of competition on markets where prices and providers have been regulated.

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


       /s/Niel C. Ellerbrook
       Niel C. Ellerbrook
       Senior Vice President and
       Chief Financial Officer

       Report of Independent Public Accountants

       To the Shareholders and Board of Directors of Indiana Gas
       Company, Inc.:

       We have audited the accompanying consolidated balance sheets and schedules of long-term debt of Indiana Gas Company, Inc. (an Indiana corporation and wholly owned subsidiary of Indiana Energy, Inc.) and subsidiary companies as of September 30, 1996, and 1995, and the related consolidated statements of income, common shareholder's equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Gas Company, Inc. and subsidiary companies, as of September 30, 1996, and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.


       /s/Arthur Andersen LLP
       Arthur Andersen LLP
       Indianapolis, Indiana
       October 25, 1996


                               INDIANA GAS COMPANY, INC.
                               AND SUBSIDIARY COMPANIES

                           CONSOLIDATED STATEMENTS OF INCOME
                                     (Thousands)




                                                           Year Ended September 30
                                                        1996         1995         1994
OPERATING REVENUES                                  $ 530,594    $ 403,810    $ 475,297
COST OF GAS                                           320,131      218,495      280,988
MARGIN                                                210,463      185,315      194,309

OPERATING EXPENSES:
    Other operation and maintenance                    84,136       75,608       81,982
    Depreciation and amortization                      33,232       31,265       29,177
    Income taxes                                       23,174       19,216       19,467
    Taxes other than income taxes                      16,368       13,038       15,840
                                                      156,910      139,127      146,466

OPERATING INCOME                                       53,553       46,188       47,843

OTHER INCOME - NET                                        888        1,423        2,629

INCOME BEFORE INTEREST AND OTHER                       54,441       47,611       50,472

INTEREST AND OTHER CHARGES:
    Interest on long-term debt                         14,882       13,474       14,798
    Interest on notes payable                             337          971          493
    Allowance for borrowed funds used
      during construction                                (283)        (215)        (355)
    Other interest                                        688        1,085          746
    Other amortization                                    187          187          194
                                                       15,811       15,502       15,876

NET INCOME                                          $  38,630    $  32,109    $  34,596


The accompanying notes are an integral part of these statements.

                                                   INDIANA GAS COMPANY, INC.
                                                   AND SUBSIDIARY COMPANIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Thousands)


                                                               Year Ended September 30
                                                              1996        1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $ 38,630    $ 32,109   $ 34,596

   Adjustments to reconcile net income to cash
     provided from operating activities -
       Depreciation and amortization                        33,419      31,452     29,371
       Deferred income taxes                                   804       3,994      3,273
       Investment tax credit                                  (930)       (930)      (930)
                                                            33,293      34,516     31,714
       Changes in assets and liabilities -
         Receivables - net                                  (3,818)      3,634      1,537
         Inventories                                        19,966       5,189     (5,093)
         Accounts payable, customer deposits, advance
            payments and other current liabilities         (13,658)     40,686     (7,052)
         Accrued taxes and interest                         (4,020)    (12,375)   (11,815)
         Refundable/recoverable gas costs                   (7,593)    (26,712)    39,048
         Other - net                                         5,780      13,629      5,355

           Total adjustments                                29,950      58,567     53,694

             Net cash flows from operations                 68,580      90,676     88,290

CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES:
    Sale of long-term debt                                  20,000      20,000          -
    Reduction in long-term debt                            (18,960)     (3,158)   (28,050)
    Net change in short-term borrowings                     22,011     (28,325)    20,298
    Dividends                                              (25,250)    (24,250)   (23,400)

        Net cash flows required for financing activities    (2,199)    (35,733)   (31,152)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                   (66,381)    (54,943)   (57,138)
        Net cash flows required for investing activities   (66,381)    (54,943)   (57,138)

NET INCREASE (DECREASE) IN CASH                                  -           -          -

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                      20          20         20

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $     20    $     20   $     20



The accompanying notes are an integral part of these statements.


                         INDIANA GAS COMPANY, INC.
                         AND SUBSIDIARY COMPANIES

                        CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                 (Thousands)


                                                                September 30
                                                              1996       1995
UTILITY PLANT:
    Original cost                                         $931,092   $872,287
    Less - accumulated depreciation and amortization       344,268    316,991
                                                           586,824    555,296


NONUTILITY PLANT - NET                                          33        188

CURRENT ASSETS:
    Cash and cash equivalents                                   20         20
    Accounts receivable, less reserves of
        $1,853 and $1,662 respectively                      15,468     13,403
    Accrued unbilled revenues                                8,158      6,405
    Materials and supplies - at average cost                 4,611      3,890
    Liquefied petroleum gas - at average cost                  507        883
    Gas in underground storage - at last-in,
        first-out cost                                      39,083     59,394
    Recoverable gas costs                                    2,710          -
    Prepayments and other                                       43        144
                                                            70,600     84,139


DEFERRED CHARGES:
    Unamortized debt discount and expense                    7,477      6,800
    Other                                                    7,973      9,510
                                                            15,450     16,310


                                                          $672,907   $655,933


The accompanying notes are an integral part of these statements.

                            INDIANA GAS COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                      SHAREHOLDER'S EQUITY AND LIABILITIES
                                  (Thousands)


                                                            September 30
                                                          1996       1995
CAPITALIZATION:
    Common stock and paid-in capital                   $142,995   $142,995
    Retained earnings                                   138,539    125,159
        Total common shareholder's equity               281,534    268,154
    Long-term debt (see schedule)                       174,733    173,693
                                                        456,267    441,847

CURRENT LIABILITIES:
    Notes payable                                        24,236      2,225
    Accounts payable                                     49,402     59,713
    Refundable gas costs                                      -      4,883
    Customer deposits and advance payments               14,256     20,870
    Accrued taxes                                         4,206      7,928
    Accrued interest                                      2,505      2,803
    Other current liabilities                            24,827     21,560
                                                        119,432    119,982

DEFERRED CREDITS:
    Deferred income taxes                                66,862     65,096
    Unamortized investment tax credit                    11,173     12,103
    Regulatory income tax liability                       2,835      3,797
    Customer advances for construction                    1,434      1,297
    Other                                                14,904     11,811
                                                         97,208     94,104

COMMITMENTS AND CONTINGENCIES (see Notes 8, 9 and 11)         -          -


                                                       $672,907   $655,933


The accompanying notes are an integral part of these statements.


                              INDIANA GAS COMPANY, INC.
                              AND SUBSIDIARY COMPANIES

                CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                              (Thousands except shares)


                                      COMMON STOCK AND
                                      PAID-IN CAPITAL       RETAINED
                                    SHARES      AMOUNT      EARNINGS      TOTAL
BALANCE AT SEPTEMBER 30, 1993     9,080,770    $142,995    $ 106,104    $249,099

Net Income                                                    34,596      34,596

Common Stock Dividends
     ($2.58 per share)                                       (23,400)    (23,400)

BALANCE AT SEPTEMBER 30, 1994     9,080,770     142,995      117,300     260,295

  Net Income                                                  32,109      32,109

  Common Stock Dividends
     ($2.67 per share)                                       (24,250)    (24,250)

BALANCE AT SEPTEMBER 30, 1995     9,080,770     142,995      125,159     268,154

  Net Income                                                  38,630      38,630

  Common Stock Dividends
     ($2.78 per share)                                       (25,250)    (25,250)

BALANCE AT SEPTEMBER 30, 1996     9,080,770    $142,995    $ 138,539    $281,534


The accompanying notes are an integral part of these statements.


                               INDIANA GAS COMPANY, INC.
                               AND SUBSIDIARY COMPANIES

                       CONSOLIDATED SCHEDULES OF LONG-TERM DEBT
                                      (Thousands)



                                                                  September 30
                                                               1996           1995
    LONG-TERM DEBT:
    First Mortgage Bonds
       9 3/8% Series M, called and due July 15, 1996        $      -       $ 18,950




    Unsecured Notes Payable
       6 5/8% Series D, due December 1, 1997                  35,000         35,000
       8.90%, due July 15, 1999                               10,000         10,000
       6.69%, Series E, due June 10, 2013                      5,000              -
       7.15%, Series E, due March 15, 2015                     5,000          5,000
       6.69%, Series E, due December 21, 2015                  5,000              -
       6.69%, Series E, due December 29, 2015                 10,000              -
       9 3/8%, due January 15, 2021                           25,000         25,000
       9 1/8% Series A, due February 15, 2021                 40,000         40,000
       8 1/2% Series B Debentures, due September 15, 2021     24,733         24,743
       6.31%, Series E, due June 10, 2025                      5,000          5,000
       6.53%, Series E, due June 27, 2025                     10,000         10,000
                                                             174,733        154,743

    Less - Maturities and sinking fund requirements                -              -

                                                            $174,733       $173,693




    The accompanying notes are an integral part of these statements.



      Notes to Consolidated Financial Statements
      Indiana Gas Company, Inc. and Subsidiary Companies

       1.  Summary of Significant Accounting Practices

       A.  Consolidation
       Indiana Gas Company, Inc. and its subsidiaries (Indiana Gas or the company) provide natural gas and transportation services to a diversified base of customers in 281 communities in 48 of Indiana's 92 counties.

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

       D.  Cash Flow Information
       For the purposes of the Consolidated Statements of Cash Flows, the company considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

       THOUSANDS                               1996       1995       1994
       Interest (net of amount capitalized)  $ 15,203  $ 14,042  $ 15,192
       Income taxes                          $ 29,451  $ 26,206  $ 23,880

       E.  Revenues
       To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

       F.  Gas in Underground Storage
       Gas in underground storage as of September 30, 1996, was $39.1 million compared to $59.4 million at September 30, 1995. This decrease, which had no impact on Indiana Gas' results of operations, resulted from a reduction in Indiana Gas' contract storage requirements due to its gas supply arrangements with ProLiance (see Note 11).

       Based on the cost of purchased gas during September 1996, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at September 30, 1996, by approximately $3,414,000.

       G.  Refundable or Recoverable Gas Cost
       The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred and are being recovered or refunded in accordance with procedures approved by the IURC.

       H.  Allowance For Funds Used During Construction
       An allowance for funds used during construction (AFUDC), which represents the cost of borrowed and equity funds used for construction purposes, is charged to construction work in progress during the period of construction and the equity portion is included in "Other Income-Net" on the Consolidated Statements of Income. The portion related to borrowed funds is included in "Interest and Other Charges." An annual AFUDC rate of 7.5 percent was used for all periods reported.

       The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

       THOUSANDS                  1996    1995    1994
       AFUDC - borrowed funds    $ 283   $ 215   $ 355
       AFUDC - equity funds        232     176     290
       Total AFUDC capitalized   $ 515   $ 391   $ 645

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

       2. Regulatory Assets and Liabilities

       Indiana Gas is subject to the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). Regulatory assets represent probable future revenue to Indiana Gas associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of September 30 (in thousands) relate to the following:

       REGULATORY ASSETS                                1996      1995
       Postretirement benefits other than pensions  $  6,283  $  7,720
       Unamortized debt discount and expense           7,477     6,800
       Gas costs due from customers, net               2,710       -
       Deferred acquisition costs                        719       740
       Rate case costs                                    79       203
                                                     $17,268  $ 15,463

       REGULATORY LIABILITIES
       Gas costs due to customers, net               $     -  $  4,883
       Amounts due to customers - income taxes, net    2,835     3,797
       Pension costs                                   2,040     1,348
                                                     $ 4,875  $ 10,028

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

       3.  Short-Term Borrowings

       Indiana Gas has board of director approval to borrow up to $100 million under bank lines of credit. Indiana Gas has available committed lines of credit up to $55 million with approximately $24 million outstanding at September 30, 1996. These lines of credit are renewable annually and require fees based on the amounts of the lines. In addition, Indiana Gas has available uncommitted lines of credit with similar arrangements which allow it to borrow up to its board-approved amount. Notes payable to banks bore interest at rates negotiated with the bank at the time of borrowing.

       Bank loans outstanding during the reported periods were as follows:

       THOUSANDS                             1996      1995      1994
       Outstanding at year end            $24,236   $ 2,225   $30,550
       Weighted average interest rates
         at year end                          5.4%      6.1%      4.9%
       Weighted average interest rates
         during the year                      5.7%      5.7%      3.3%
       Weighted average total outstanding
         during the year                  $ 5,930   $16,578   $14,891
       Maximum total outstanding
         during the year                  $28,150   $50,000   $56,500

       4.  Long-Term Debt

       During December 1995, Indiana Gas issued $20 million in aggregate principal amount of its Medium-Term Notes, Series E (Notes) as follows: $5 million of 6.69% Notes due June 10, 2013; $5 million of 6.69% Notes due December 21, 2015; and $10 million of 6.69% Notes due December 29, 2015. On July 15, 1996, Indiana Gas used those net proceeds to redeem its remaining first mortgage bonds, $19 million of 9 3/8% Series M First Mortgage Bonds.

       Consolidated maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 1996 are none in 1997, $35,000,000 in 1998,
       $10,000,000 in 1999 and none in 2000 and 2001.

       5.  Fair Value of Financial Instruments

       The estimated fair values of the company's financial instruments were as follows:

                                        September 30, 1996   September 30, 1995
                                        Carrying    Fair      Carrying    Fair
       THOUSANDS                         Amount     Value      Amount     Value
       Cash and cash equivalents        $     20   $     20   $     20   $     20
       Notes payable                    $ 24,236   $ 24,236   $  2,225   $  2,225
       Long-term debt (includes
         amounts due within one year)   $174,733   $178,880   $173,693   $183,395


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

       6.  Capital Stock

       Indiana Gas has 16 million shares of authorized no par value common stock.

       Indiana Gas also has 4.2 million shares of authorized and unissued preferred stock.

       7.  Retirement Plans and Other Postretirement Benefits

       Indiana Gas has a defined contribution retirement savings plan which is qualified under sections 401(a) and 401(k) of the Internal Revenue Code. Under the terms of the retirement savings plan, eligible participants may direct a specified percentage of their compensation to be invested in shares of Indiana Energy's common stock or various investment funds. Participants in the retirement savings plan have, subject to prescribed limitations, matching company contributions made to the plan on their behalf, plus a year-end lump sum company contribution. During 1996, 1995 and 1994, Indiana Gas made contributions of $2,445,000, $2,335,000 and $2,386,000, respectively.

       Indiana Gas also has two non-contributory defined benefit retirement plans that cover all employees meeting certain minimum age and service requirements. Benefits are determined by a formula based on the employee's base earnings, years of participation in the plan and the employee's age at retirement.

       Indiana Gas has an unfunded supplemental retirement plan for certain management employees. Benefits are determined by a formula based on 65 percent of the participant's average monthly earnings, less benefits received under the company's pension and savings plans and the participant's primary Social Security benefits.

       The Indiana Gas defined benefit retirement plan assets are under custody of trustees and consist of actively managed stock and bond portfolios, as well as short-term investments. It is Indiana Gas' funding policy to maintain the pension plans on an actuarially sound basis. Under this policy, funding was $464,000 in 1996, $143,000 in 1995 and $1,110,000 in 1994. As
       permitted by the Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, the company recognizes pension expense based on funding as allowed for ratemaking purposes.

       The calculation of pension expense is as follows:

       THOUSANDS                                      1996      1995      1994
       Pension benefits earned during the period  $  1,174   $ 1,086   $ 1,436
       Interest accrued on projected pension
        benefit obligation                           4,730     4,554     4,752
       Actual return on pension plan assets        (10,244)   (9,632)        9
       Net amortization and deferral                 3,909     3,880    (6,056)
       SFAS 87 pension expense                        (431)     (112)      141
       Adjustment to reflect amount included
        in rates                                       725       818       492
       Total pension expense                      $    294   $   706   $   633

       The following table reconciles the plans' SFAS 87 funded status at September 30 with amounts recorded in the company's financial statements. Certain assets and obligations of the plans are deferred and recognized in the financial statements in subsequent periods.

       THOUSANDS                                                   1996       1995
       Actuarial present value of pension benefits:
        Vested benefits                                        $ 54,637   $ 52,734
        Nonvested benefits                                          159        200
        Effect of future salary increases                         8,167      7,455
       Projected pension benefit obligation                      62,963     60,389
       Plan assets at fair value                                 75,748     69,423
       Plan assets in excess of projected
        pension benefit obligation at September 30               12,785      9,034
       Unrecognized adjusted prior service costs                  1,966      2,051
       Unrecognized net assets at date of initial application    (1,776)    (2,084)
       Unrecognized net (gain) loss                              (9,984)    (6,971)
       Adjustment required to recognize minimum liability        (1,309)    (1,275)
       Adjustment to reflect amount included in rates            (2,040)    (1,348)
       Prepaid (accrued) pension cost at September 30          $   (358)  $   (593)

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

       In addition to providing pension benefits, Indiana Gas presently provides postretirement health care and life insurance benefits to full-time employees who have completed 10 years of service and retire from the company. The plan pays stated percentages of most reasonable and necessary medical expenses incurred by retirees, after subtracting payments by other providers and after a stated deductible has been met. The plan also contains cost-sharing provisions (added in fiscal
       1995) whereby employees retiring after January 1, 1996, are required to make contributions to the plan when increases in Indiana Gas' health care costs exceed the general rate of inflation, as measured by the Consumer Price Index (CPI).
       These postretirement benefits are principally self-insured. Currently, Indiana Gas does not fund this postretirement plan.

       On May 3, 1995, the IURC issued an order authorizing Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). Amounts accrued prior to the order were deferred as allowed by the IURC. During 1996, Indiana Gas reduced the amount previously deferred. While this order is consistent with the IURC's rulings for other utilities within the state of Indiana and with the ratemaking treatment of the majority of regulatory jurisdictions outside of Indiana, the Office of Utility Consumer Counselor is appealing the order. A decision on the appeal by the Indiana Court of Appeals is expected early in calendar 1997.

       Postretirement benefit cost, including in 1996 the impact of rate recovery and the cost-sharing provisions, consisted of the following components:

       THOUSANDS                                          1996     1995      1994
       Service cost - benefits attributed to service
        during the period                              $   806  $ 1,423   $ 1,490
       Interest cost on accumulated postretirement
        obligation                                       3,264    4,186     3,915
       Amortization of transition obligation             2,280    2,772     2,772
       Amortization of net (gain) loss                    (351)       -         -
       SFAS 106 postretirement benefit cost              5,999    8,381     8,177
       Adjustment to reflect amount included in rates    1,329   (4,543)   (5,436)
       Postretirement benefit cost                     $ 7,328  $ 3,838   $ 2,741

       The following table reconciles the plan's funded status to the accrued postretirement benefit cost as reflected on the balance sheet as of September 30, 1996, and 1995:

       THOUSANDS                                               1996       1995
       Accumulated postretirement benefit obligation:
         Retirees and dependents                           $ 27,903   $ 25,064
         Other fully eligible participants                    7,194      6,561
         Other active participants                            9,973     10,627
       Total accumulated postretirement benefit obligation   45,070     42,252
       Fair value of plan assets                                  -          -
       Accumulated postretirement benefit obligation
         in excess of plan assets                           (45,070)   (42,252)
       Unrecognized net (gain) loss                          (8,599)   (10,192)
       Unrecognized transition obligation                    38,765     41,045
       Accrued postretirement benefit
         cost at September 30                              $(14,904)  $(11,399)

       The assumed health care cost trend rate for medical gross eligible charges used in measuring the accumulated postretirement benefit obligation as of September 30, 1996, was
       8.4 percent for fiscal 1997. This rate is assumed to decrease gradually through fiscal 2003 to 5.5 percent and remain at that level thereafter. The assumed CPI rate, relating to the plan's cost sharing provisions for retirees, was 3.5 percent. A 1-percent increase in the assumed health care cost trend rates for each future year produces approximately a $1.4-million increase in the accumulated postretirement benefit obligation as of September 30, 1996, and approximately a $155,000 increase in the annual aggregate of the service and interest cost components of postretirement benefit cost. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8 percent.

       8.  Commitments

       Estimated capital expenditures for 1997 are $70 million. Total lease expense was $2,863,000 in 1996, $2,811,000 in 1995 and
       $2,595,000 in 1994.

       Lease commitments are $1,478,000 in 1997, $1,016,000 in 1998,
       $534,000 in 1999, $424,000 in 2000, $360,000 in 2001 and
       $47,000 in total for all later years. Included in these amounts is an operating lease between Indiana Gas and Energy Realty, Inc., an indirect wholly owned subsidiary of Indiana Energy, with payments of approximately $464,000 annually that extends through August 1998. There are no leases that extend beyond 2002. Indiana Gas has storage and supply contracts that range from one month to seven years.

       9.  Environmental Costs

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

       Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Removal activities have been conducted at two sites and a remedial investigation/feasibility study (RI/FS) is nearing completion at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management. Indiana Gas and others are assessing, on a site-by-site basis, whether any of the remaining 24 sites require remediation, to what extent it is required and the estimated cost. Preliminary assessments (PAs) have been completed on all but one of the sites. Site investigations (SIs) have been completed at 20 sites and supplemental site investigations
       (SSIs) have been conducted at 15 sites. Based upon the site work completed to date, Indiana Gas believes that a level of contamination that may require some level of remedial activity may be present at a number of the 24 sites. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas is currently conducting groundwater monitoring at certain sites where deemed appropriate and will continue its evaluation of many of the sites.

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

       On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division, against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. The Court also ruled adversely to Indiana Gas with respect to, among other issues, applicability of the pollution exclusion in policies containing this exclusion, the application of an injury-in-fact trigger under the policies at issue and the existence of a justiciable controversy with respect to sites for which no claim has been asserted against Indiana Gas. Since the management of Indiana Gas believes that a number of these rulings are contrary to Indiana law, it intends to appeal all adverse rulings to the United States Court of Appeals for the Seventh Circuit. However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of September 30, 1996, Indiana Gas has obtained cash settlements from some insurance carriers in an aggregate amount in excess of $13.5 million.

       Indiana Gas has also completed the process of identifying PRPs for each site. PRPs include two financially viable utilities, PSI Energy, Inc. (PSI) and Northern Indiana Public Service Company (NIPSCO). PSI has been identified as a PRP at 19 of the sites. Indiana Gas has been negotiating with PSI to determine PSI's share of responsibility, although no agreement has been reached between the parties. With the help of outside counsel, Indiana Gas has prepared estimates of PSI's and other PRP's share of environmental liabilities which may exist at each of the sites based on equitable principles derived from case law or applied by parties in achieving settlements.
       NIPSCO has been identified as an additional PRP at five of these 19 sites. On September 27, 1995, Indiana Gas reached an agreement with NIPSCO which provides for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the five sites in which they both have an interest. The cost sharing estimates of PSI and other PRPs, and the NIPSCO agreement, have been utilized by Indiana Gas to record a receivable from PRPs for their share of the liability for work performed by Indiana Gas to date, as well as to accrue Indiana Gas' proportionate share of the estimated cost related to work not yet performed. The outstanding receivable from PRPs of $1.5 million is reflected in Accounts Receivable on the Consolidated Balance Sheet at September 30, 1996.

       In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with past gas manufacturing activities. On May 3, 1995, the IURC concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of utility service and, therefore, are not recoverable as operating expenses from utility customers. The decision was contrary to rulings in other states where utility regulatory commissions have issued orders on the subject. The precedent cited by the IURC was a ruling related to a cancelled nuclear power plant which, unlike manufactured gas plants, never provided service to the public. Management believes applying the nuclear power plant decision to Indiana Gas' case was an incorrect application of the law and has appealed the decision to the Indiana Court of Appeals. The Commission did indicate that during Indiana Gas' next rate case it would be appropriate to quantify the effect of the investigation and clean-up activities as part of the business risk to be considered by the Commission in establishing the allowed overall rate of return.

       As of September 30, 1996, Indiana Gas has recorded in aggregate $14.5 million, which represents all environmental costs which it presently expects to incur in connection with remediation activities. Presently, these environmental costs have had no material impact on Indiana Gas' earnings.

       The impact on Indiana Gas' financial position and results of operations of complying with federal, state and local environmental regulations related to former manufactured gas plant sites is contingent upon several uncertainties. These include the costs of any compliance activities which may occur and the timing of the actions taken, the impact of joint and several liability upon the magnitude of the contingency, the outcome of proceedings which challenge the IURC ruling on recovery of costs from customers, as well as the outcome of the appeal of the summary judgment rulings issued in favor of the insurers in the insurance litigation described above. Although Indiana Gas will endeavor to manage the manufactured gas plant remediation program so that any amounts received will be sufficient to fund environmental costs, there can be no assurance that in the future, environmental costs will not exceed related recoveries.

       10.  Income Taxes

       Indiana Energy, Inc. and subsidiary companies file a consolidated federal income tax return. Indiana Gas' current and deferred tax expense is computed on a separate company basis. The components of consolidated income tax expense for Indiana Gas, including amounts in "Other Income-Net" on the Statements of Income, were as follows:

         THOUSANDS                                   1996      1995      1994
         Current:
          Federal                                 $19,587   $13,367   $13,333
          State                                     3,107     2,199     2,299
                                                   22,694    15,566    15,632
         Deferred:
          Federal                                     709     3,652     2,987
          State                                        95       342       286
                                                      804     3,994     3,273
         Amortization of investment tax credits      (930)     (930)     (930)
         Income tax expense                       $22,568   $18,630   $17,975

       Effective income tax rates were 36.88 percent, 36.72 percent and 34.22 percent of pretax income for 1996, 1995 and 1994, respectively. This compares with a combined federal and state income tax statutory rate of 37.93 percent for all years reported. Individual components of these rate differences are not significant except investment tax credit which amounted to (1.5%) in 1996 and (1.8%) in 1995 and 1994.

       As required by the IURC, Indiana Gas uses a normalized method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are provided for taxes not currently payable due to, among other things, the use of various accelerated depreciation methods, shorter depreciable lives and the deduction of certain construction costs for tax purposes. Taxes deferred in prior years are being charged and income credited as these tax effects reverse over the lives of the related assets. The provisions for the deferred tax effects relating to the excess of tax-over-book depreciation amounted to $3,474,000 in 1996, $4,031,000 in 1995 and
       $2,852,000 in 1994.

       Significant components of Indiana Gas' net deferred tax liability as of September 30, 1996, and 1995 are as follows:

         THOUSANDS                                 1996      1995
         Deferred tax liabilities:
           Accelerated depreciation             $48,009   $45,902
           Property basis differences            17,690    18,560
           Acquisition adjustment                 6,475     6,664
           Other                                 (7,406)   (4,791)
         Deferred tax assets:
           Deferred investment tax credit        (4,237)   (4,590)
           Regulatory income tax liability       (1,075)   (1,440)
         Less deferred income taxes related
           to current assets and liabilities      7,406     4,791
         Balance as of September 30             $66,862   $65,096

       Investment tax credits have been deferred and are being credited to income over the life of the property giving rise to the credit. The Tax Reform Act of 1986 eliminated investment tax credits for property acquired after January 1, 1986.

       11.  Affiliate Transactions

       Indiana Energy Services, Inc. (IES), an indirect wholly owned subsidiary of Indiana Energy (Indiana Gas' parent), provided natural gas and related services to Indiana Gas from January 1, 1996, to March 31, 1996. Indiana Gas' purchases from IES for the three months ended March 31, 1996, totalled $102.7 million. On March 15, 1996, IGC Energy, Inc., an indirect wholly owned subsidiary of Indiana Energy, and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas and Coke Utility, formed a jointly and equally owned limited liability company to provide natural gas supply and related marketing services. The new entity, ProLiance Energy, LLC (ProLiance), assumed the business of IES effective April 1, 1996, and is now the supplier of gas and related services to Indiana Gas. Indiana Gas' purchases from ProLiance during 1996 totalled $117.9 million.

       The sale of gas and provision of other services to Indiana Gas by Indiana Energy's marketing affiliates are subject to regulatory review through the quarterly gas cost adjustment proceeding currently pending before the IURC.

       Two proceedings which may affect the formation, operation or earnings of ProLiance are currently pending before the IURC. The first proceeding was initiated by a small group of Indiana Gas' and Citizens Gas' large-volume customers who contend that the gas service contracts between ProLiance and Indiana Gas and Citizens Gas should be disapproved by the IURC or, alternatively, that the IURC should regulate the operations of ProLiance. On September 27, 1996, the IURC issued a partial decision in that proceeding and found that ProLiance is not subject to regulation as a public utility. The IURC did confirm that it will continue to monitor gas costs incurred by Indiana Gas. Hearings on the remaining issues were concluded on October 9, 1996. A decision from the IURC is expected during the first half of calendar 1997.

       The second proceeding involves the quarterly gas cost adjustment applications of Indiana Gas and Citizens Gas wherein these utilities are proposing to recover the costs they have and will incur under their gas supply and related agreements with ProLiance. This proceeding will consider whether the recovery of those costs is consistent with Indiana law governing gas cost recovery. The hearing on the second proceeding has not yet been scheduled.

       While the outcome of these proceedings cannot be predicted, management does not expect this matter to have a material impact on Indiana Gas' financial position or results of operations.

       Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

       Amounts due affiliated companies, as well as checks written but not cashed are reflected in Accounts Payable on the Consolidated Balance Sheet. Amounts owed to affiliates totaled $35.5 million and $12.5 million at September 30, 1996 and 1995, respectively.

       12.  New Accounting Standards

       In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Indiana Gas will adopt this standard effective October 1, 1996, and does not expect that the adoption will have a material impact on its financial position or results of operations based on the current regulatory structure in which it operates. This conclusion may change in the future as competitive factors influence pricing in the industry.

       In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Pursuant to this new standard, companies are encouraged, but not required, to adopt a fair value method of accounting for employee stock-based transactions. Indiana Gas does not expect this standard to have a material impact on its financial position or results of operations.

       13.  Summarized Financial Data (Unaudited)

       Summarized quarterly financial data (in thousands of dollars) for 1996 and 1995 are as follows:

       1996:  THREE MONTHS ENDED     DEC. 31    MAR. 31    JUNE 30    SEP. 30
       Operating revenues           $154,309   $222,553   $ 91,211   $ 62,521
       Operating income (loss)        22,654     27,280      5,863     (2,244)
       Net income (loss)              18,928     23,830      2,273     (6,401)

       1995:  THREE MONTHS ENDED     DEC. 31    MAR. 31    JUNE 30    SEP. 30
       Operating revenues           $113,062   $150,468   $ 83,081   $ 57,199
       Operating income (loss)        14,593     24,667      7,800       (872)
       Net income (loss)              10,779     21,161      4,327     (4,158)

       Note: Because of the seasonal factors that significantly affect the companies' operations, the results of operations for interim periods within fiscal years are not comparable.

Item 9.       Changes in and Disagreements with Accountants

            None.


Part III

Item 10.    Directors and Executive Officers of the
       Registrant

       Except for the list of the executive officers, which can be found in Part I, Item 4(a) of this report, the information required to be shown in this part for Item 10, Directors and Executive Officers of the
       Registrant is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 6, 1996. The information is included in the report attached as
       Exhibit 99.

Item 11.    Executive Compensation

       The information required to be shown in this part for Item 11, Executive Compensation, is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange
       Commission on December 6, 1996. The information is included in the report attached as Exhibit 99.

       Contained in the Indiana Energy proxy statement, Summary Compensation Table, Column C and Column D,
       Salary Amounts and Bonus Amounts, are some compensation dollars which are allocated to subsidiaries of Indiana Energy other than Indiana
       Gas. The named executives received the following compensation, including Bonus, for the years ended
       September 30, 1996, 1995 and 1994, as it relates to only Indiana Gas.

                                1996       1995      1994
       Lawrence A. Ferger   $512,580   $460,979  $444,898
       Paul T. Baker         327,217    298,770   285,360
       Niel C. Ellerbrook    238,213    215,314   208,999
       Anthony E. Ard        171,448    159,667   159,489
       Timothy M. Hewitt     168,065    156,452   151,136
       Carl L. Chapman       152,135    145,811   142,736

Item 12.    Securities Ownership of Certain Beneficial
       Owners and Management

       The information required to be shown in this part for Item 12, Securities Ownership of Certain
       Beneficial Owners and Management, is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 6, 1996. The information is included in the report attached as Exhibit 99.

Item 13.    Certain Relationships and Related Transactions

       The information required to be shown in this part for Item 13, Certain Relationships and Related
       Transactions is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 6, 1996. The information is included in the report attached as
       Exhibit 99.


Part IV

Item 14.    Exhibits, Financial Statement Schedules, and
       Reports on Form 8-K

       The following documents are filed as part of this report:

       (a)-1     Financial Statements


                                                               Location in 10-K

                 Report of Independent Public Accountants            Item 8


                 Consolidated Statements of Income - 1996,
                 1995 and 1994                                      Item 8


                 Consolidated Statements of Cash Flows - 1996,
                 1995 and 1994                                      Item 8


                 Consolidated Balance Sheets at September 30,
                 1996 and 1995                                      Item 8


                 Consolidated Statements of Common Shareholder's
                 Equity - 1996, 1995 and 1994                       Item 8


                 Consolidated Schedules of Long-Term Debt
                 as of September 30, 1996 and 1995               Item 8

                 Notes to Financial Statements                      Item 8


       (a)-2     Financial Statement Schedules

                 Report of Independent Public Accountants on Schedules

                 Schedule II.   Valuation and Qualifying
                                Accounts - 1996, 1995 and 1994

       (a)-3     Exhibits

                 See Exhibit Index

       (b)       Reports on Form 8-K

                 On October 18, 1996, Indiana Gas filed a Current
                 Report on Form 8-K which disclosed among other matters, the granting of certain summary judgment motions filed by defendant insurance carriers in the insurance coverage litigation pending in federal district court with respect to environmental costs incurred and expected to be incurred by Indiana Gas at certain manufactured gas plant and storage facility sites.

           Item 5.  Other Events

                 Updated environmental disclosure.

                             EXHIBIT INDEX

  Exhibit No.         Description               Reference

3-A             Amended and Restated     Exhibit 3-A to
                Articles of              Indiana Gas Company,
                Incorporation.           Inc.'s 1993 Annual
                                         Report on Form 10-K.

3-B             Code of By-Laws, as      Filed herewith.
                amended.

4-A             Indenture dated          Exhibit 4(a) to
                February 1, 1991,        Indiana Gas Company,
                between Indiana Gas      Inc.'s Current Report
                and Continental Bank,    on Form 8-K dated
                National Association.    February 1, 1991, and
                                         filed February 15,
                                         1991; First
                                         Supplemental
                                         Indenture thereto
                                         dated as of February
                                         15, 1991,
                                         (incorporated by
                                         reference to Exhibit
                                         4(b) to Indiana Gas
                                         Company, Inc.'s
                                         Current Report on
                                         Form 8-K dated
                                         February 1, 1991, and
                                         filed February 15,
                                         1991); Second
                                         Supplemental
                                         Indenture thereto
                                         dated as of September
                                         15, 1991,
                                         (incorporated by
                                         reference to Exhibit
                                         4(b) to Indiana Gas
                                         Company, Inc.'s
                                         Current Report on
                                         Form 8-K dated
                                         September 15, 1991,
                                         and filed September
                                         25, 1991); Third
                                         Supplemental
                                         Indenture thereto
                                         dated as of September
                                         15, 1991
                                         (incorporated by
                                         reference to Exhibit
                                         4(c) to Indiana Gas
                                         Company, Inc.'s
                                         Current Report on
                                         Form 8-K dated
                                         September 15, 1991
                                         and filed September
                                         25, 1991);
                                         Fourth Supplemental
                                         Indenture thereto
                                         dated as of
                                         December 2, 1992,
                                         (incorporated by
                                         reference
                                         to Exhibit 4(b) to
                                         Indiana
                                         Gas Company, Inc.'s
                                         Current Report on
                                         Form
                                         8-K dated December 1,
                                         1992, and filed
                                         December 8, 1992);
                                         and Officers'
                                         Certificate pursuant
                                         to Section 301 of the
                                         Indenture dated as of
                                         April 5, 1995,
                                         (incorporated by
                                         reference to
                                         Exhibit 4(a) to
                                         Indiana Gas
                                         Company, Inc.'s
                                         Current Report on
                                         Form 8-K dated and
                                         filed April 5,
                                         1995).

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

10-E            Termination Benefits     Exhibit 10-F to
                Agreement, dated July    Indiana Energy,
                29, 1994, among          Inc.'s 1994 Annual
                Indiana Energy, Inc.,    Report on Form 10-K.
                Indiana Gas Company,
                Inc. and Lawrence A.
                Ferger.

10-F            Termination Benefits     Exhibit 10-G to
                Agreement, dated July    Indiana Energy,
                29, 1994, among          Inc.'s 1994 Annual
                Indiana Energy, Inc.,    Report on Form 10-K.
                Indiana Gas Company,
                Inc. and
                Paul T. Baker.

10-G            Termination Benefits     Exhibit 10-H to
                Agreement, dated July    Indiana Energy,
                29, 1994, among          Inc.'s 1994 Annual
                Indiana Energy, Inc.,    Report on Form 10-K.
                Indiana Gas Company,
                Inc. and Niel C.
                Ellerbrook.

10-H            Termination Benefits     Exhibit 10-I to
                Agreement, dated July    Indiana Energy,
                29, 1994, among          Inc.'s 1994 Annual
                Indiana Energy, Inc.,    Report on Form 10-K.
                Indiana Gas Company,
                Inc. and
                Anthony E. Ard.

10-I            Termination Benefits     Exhibit 10-I to
                Agreement, dated July    Indiana Energy,
                29, 1994, and as         Inc.'s 1996 Annual
                amended and restated     Report on Form 10-K.
                March 15, 1996, among
                Indiana Energy, Inc.,
                Indiana Gas Company,
                Inc. and
                Carl L. Chapman.

10-J            Termination Benefits     Exhibit 10-J to
                Agreement, dated July    Indiana Energy,
                29, 1994, among          Inc.'s 1996 Annual
                Indiana Energy, Inc.,    Report on Form 10-K.
                Indiana Gas Company,
                Inc., and Timothy M.
                Hewitt.

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

10-P            Formation Agreement      Exhibit 10-C to
                among Indiana Energy,    Indiana Energy's
                Inc., Indiana Gas        Quarterly Report on
                Company, Inc., IGC       Form 10-Q for the
                Energy, Inc., Indiana    quarterly period
                Energy Services,         ended March 31, 1996.
                Inc., Citizens Gas &
                Coke Utility,
                Citizens Energy
                Services Corporation
                and ProLiance Energy,
                LLC, effective March
                15, 1996.

10-Q            Gas Sales and            Exhibit 10-C to
                Portfolio                Indiana Gas'
                Administration           Quarterly Report on
                Agreement between        Form 10-Q for the
                Indiana Gas              quarterly period
                Company, Inc. and        ended March 31, 1996.
                ProLiance Energy,
                LLC, effective
                March 15, 1996,
                for services to
                begin April 1,
                1996.

10-R            Amended appendices to    Filed herewith.
                the Gas Sales and
                Portfolio
                Administration
                Agreement between
                Indiana Gas Company,
                Inc. and ProLiance
                Energy, LLC referred
                to above in Exhibit
                10-Q, effective
                October 1, 1996.

10-S            Exhibit 10-S schedules material gas
                contracts which are in effect
                between Indiana Gas Company, Inc.
                and the suppliers listed.  The gas
                contracts within each type are
                substantially identical in all
                material respects and at least one
                of each type of contract has been or
                is filed as indicated.  The schedule
                details all material aspects in
                which a contract may differ from the
                contract filed.  Indiana Gas has
                assigned or released many of these
                contracts to its affiliate,
                ProLiance Energy, LLC (ProLiance),
                pursuant to the Gas Sales and
                Portfolio Administration Agreement
                between Indiana Gas and ProLiance
                referred to above in Exhibits 10-Q
                and 10-R.

Exh                                                            Days of             Effective  Expir.
No.     Type of Contract     Supplier            Contract No.  Wthdrwl.  MDth/Day    Date     Date      Reference
                                                                                                        6/30/93 Form 10-Q,
                                                                                                        File 1-6494:
10-S.1  Firm Transportation  Panhandle Eastern   P PLT 011715              38,572   5/1/93    3/31/98   Exh. 10-B
10-S.2  Firm Transportation  Panhandle Eastern   P PLT 011716              51,431   5/1/93    3/31/99   Exh. 10-A
10-S.3  Firm Transportation  Panhandle Eastern   P PLT 011718              51,431   5/1/93    2/28/97   Exh. 10-C
10-S.4  Firm Transportation  Panhandle Eastern   P PLT 011721              77,144   5/1/93    3/31/97   Exh. 10-D

10-S.5  Market Area -        Panhandle Eastern   P PLT 011719              50,000   5/1/93    3/31/97   1993 Form 10-K
        Firm Transportation                                                                             Exhibit 10-I.5,
                                                                                                        File 1-6494.
10-S.6  Market Area -        Panhandle Eastern   P PLT 011720              50,000   5/1/93    3/31/97   See Exhibit 10-P.5.
        Firm Transportation
10-S.7  Market Area -        Texas Gas           T3780                     50,000   11/1/93  10/31/98   1993 Form 10-K
        Firm Transportation                                                                             Exhibit 10-I.7,
                                                                                                        File 1-6494.

10-S.8  No Notice Service    Texas Gas           N0420                     41,687   11/1/93  10/31/98   1993 Form 10-K,
                                                                                                        Exhibit 10-I.8,
                                                                                                        File 1-6494.
10-S.9  No Notice Service    Texas Gas           N0325                     56,793   11/1/93  10/31/02   See Exhibit 10-P.8
10-S.10 No Notice Service    Texas Gas           N0325                     56,794   11/1/93  10/31/98   See Exhibit 10-P.8
10-S.11 No Notice Service    Texas Gas           N0325                     56,794   11/1/93  10/31/99   See Exhibit 10-P.8

10-S.12 Firm Storage         ANR                 T,E & S 00087   100       29,000    3/1/73   2/28/98   1991 Form 10-K,
                                                                                                        Exh. 10-N, File 1-6494.
10-S.13 Firm Storage         ANR                 T,E & S 05787   100      100,806    4/1/92   3/31/97   1992 Form 10-K,
                                                                                                        Exh. 10-R, File 1-6494.

10-S.14 Firm Storage-Related ANR                 T,E & S 05788            100,000    4/1/92   3/31/97   1992 Form 10-K,
        Transportation                                                                                  Exh. 10-S, File 1-6494.

10-S.15 Firm Natural Gas     Tenneco             NGFSA 9609                20,000   11/1/95   3/31/98   1995 Form 10-K, Exh.
        Supply                Gas Marketing                                                             10-P.20, File 1-6494.
10-S.16 Firm Natural Gas     Tenneco             NGFSA 9619                16,000   11/1/95   3/31/98   1995 Form 10-K, Exh.
        Supply                Gas Marketing                                                             10-P.21, File 1-6494.
10-S.17 Firm Natural Gas     Tenneco             NGFSA9620                 40,000   12/1/95   2/28/98   1995 Form 10-K, Exh.
        Supply                Gas Marketing                                                             10-P.22, File 1-6494.

12               Computation of Ratio of Earnings
                 to Fixed Charges                         Filed herewith.

21               Subsidiaries of Indiana Gas
                 Company, Inc.                            Filed herewith.

23               Consent of Independent Public
                 Accountants                              Filed herewith.

27               Financial Data Schedule                  Filed herewith.

99               Indiana Energy, Inc.'s (parent
                 company) Definitive Proxy
                 Statement for Annual Meeting
                 of Shareholders to be held on
                 January 22, 1997.                        Filed herewith.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Indiana Gas Company, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Item 8, in this Form 10-K, and have issued our report thereon dated October 25, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)-2 are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
Arthur Andersen LLP

Indianapolis, Indiana
October 25, 1996



                                              INDIANA GAS COMPANY, INC.
                                              AND SUBSIDIARY COMPANIES

                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                              YEAR ENDED SEPTEMBER 30, 1996
                                                     (Thousands)

             Col. A                           Col. B         Col. C                    Col. D         Col. E      Col. F
                                                             Additions                 Deductions
                                                                 (1)          (2)
                                                                                       For Purposes
                                              Balance at     Charged to                For Which                  Balance at
                                              September 30,  Costs and                 Reserves       Other       September 30,
           Description                        1995           Expenses      Other       Were Created    Changes    1996


RESERVE DEDUCTED FROM APPLICABLE ASSETS:
    Reserve for uncollectible accounts        $    1,662     $   3,803     $     0     $    3,612     $     0     $    1,853




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

                                    INDIANA GAS COMPANY, INC.



Dated December 19, 1996             /s/Lawrence A. Ferger
                                    Lawrence A. Ferger,
                                    Chairman, President and Chief
                                    Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                    Title                           Date



/s/Lawrence A. Ferger     Chairman, President and          December 19, 1996
Lawrence A. Ferger        Chief Executive Officer



/s/Niel C. Ellerbrook     Senior Vice President            December 19, 1996
Niel C. Ellerbrook        Chief Financial Officer
                          and Director



/s/Jerome A. Benkert      Vice President and Controller    December 19, 1996
Jerome A. Benkert



/s/Paul T. Baker          Senior Vice President            December 19, 1996
Paul T. Baker             Chief Operating Officer and
                          Director


/s/Gerald L. Bepko        Director                         December 19, 1996
Gerald L. Bepko



/s/Loren K. Evans         Director                         December 19, 1996
Loren K. Evans



/s/Otto N. Frenzel III    Director                         December 19, 1996
Otto N. Frenzel III



/s/Anton H. George        Director                         December 19, 1996
Anton H. George



                          Director                         December 19, 1996
Don E. Marsh



/s/Fred A. Poole          Director                         December 19, 1996
Fred A. Poole



/s/Richard P. Rechter     Director                         December 19, 1996
Richard P. Rechter



                          Director                         December 19, 1996
James C. Shook



/s/Jean L. Wojtowicz      Director                         December 19, 1996
Jean L. Wojtowicz