Form 10-Q
period 1996-12-31
INDIANA GAS CO INC
filed 1997-02-13
CIK 50183

February 13, 1996



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

     We are transmitting herewith Indiana Gas Company, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
December 31, 1996, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

                              Very truly yours,


                              /s/Douglas S. Schmidt
                              Douglas S. Schmidt
DSS:rs




          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value     9,080,770      January 31, 1997
            Class                 Number of shares        Date


                   TABLE OF CONTENTS

                                                                 Page
                                                               Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at December 31, 1996, and 1995
      and September 30, 1996

    Consolidated Statements of Income
      Three Months Ended December 31, 1996 and 1995, and Twelve Months Ended December 31, 1996 and 1995

    Consolidated Statements of Cash Flows
      Three Months Ended December 31, 1996 and 1995, and Twelve Months Ended December 31, 1996 and 1995

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K


                           INDIANA GAS COMPANY, INC.
                           AND SUBSIDIARY COMPANIES


                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                          (Thousands - Unaudited)


                                                    December 31       September 30
                                                  1996       1995         1996
UTILITY PLANT:
    Original cost                              $946,934   $882,124      $931,092
    Less - accumulated depreciation
       and amortization                         351,496    323,160       344,268
                                                595,438    558,964       586,824

NONUTILITY PLANT - NET                               31        186            33

CURRENT ASSETS:
    Cash and cash equivalents                       185     19,670            20
    Accounts receivable, less reserves of
        $2,658, $2,433 and $1,853 respectively   45,070     43,313        15,468
    Accrued unbilled revenues                    37,247     45,121         8,158
    Materials and supplies - at average cost      4,075      3,827         4,611
    Liquefied petroleum gas - at average cost       864        876           507
    Gas in underground storage - at last-in,
        first-out cost                           34,336     51,392        39,083
    Recoverable gas costs                        16,949          -         2,710
    Prepayments and other                         1,017      1,391            43
                                                139,743    165,590        70,600

DEFERRED CHARGES:
    Unamortized debt discount and expense         7,324      6,811         7,477
    Other                                         8,392      9,239         7,973
                                                 15,716     16,050        15,450

                                               $750,928   $740,790      $672,907

                            INDIANA GAS COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                      SHAREHOLDER'S EQUITY AND LIABILITIES
                             (Thousands - Unaudited)

                                              December 31       September 30
                                            1996       1995          1996
CAPITALIZATION:
    Common stock and paid-in capital     $142,995   $142,995      $142,995
    Retained earnings                     148,458    137,837       138,539
        Total common shareholder's equity 291,453    280,832       281,534
    Long-term debt                        139,733    193,693       174,733
                                          431,186    474,525       456,267

CURRENT LIABILITIES:
    Maturities and sinking fund
      requirements of long-term debt       35,000          -             -
    Notes payable                          63,000     23,200        24,236
    Accounts payable                       67,018     79,703        49,402
    Refundable gas costs                        -      8,008             -
    Customer deposits and advance payments 16,533     16,976        14,256
    Accrued taxes                          13,971     18,175         4,206
    Accrued interest                        4,497      4,859         2,505
    Other current liabilities              21,210     20,068        24,827
                                          221,229    170,989       119,432

DEFERRED CREDITS:
    Deferred income taxes                  67,421     65,798        66,862
    Unamortized investment tax credit      10,941     11,871        11,173
    Customer advances for construction      1,488      1,418         1,434
    Regulatory income tax liability         2,835      3,797         2,835
    Other                                  15,828     12,392        14,904
                                           98,513     95,276        97,208


COMMITMENTS AND CONTINGENCIES
    (See Notes 7 & 9)                           -          -             -
                                         $750,928   $740,790      $672,907


                              INDIANA GAS COMPANY, INC.
                              AND SUBSIDIARY COMPANIES

                           CONSOLIDATED STATEMENTS OF INCOME
                               (Thousands - Unaudited)



                                              Three Months             Twelve Months
                                            Ended December 31         Ended December 31
                                             1996         1995         1996         1995
OPERATING REVENUES                       $ 172,481    $ 154,309    $ 548,766    $ 445,057
COST OF GAS                                109,836       89,197      340,770      245,181
MARGIN                                      62,645       65,112      207,996      199,876

OPERATING EXPENSES:
    Other operation and maintenance         19,237       18,690       84,683       76,130
    Depreciation and amortization            8,624        8,118       33,738       31,734
    Income taxes                             9,868       11,405       21,637       24,110
    Taxes other than income taxes            4,656        4,245       16,779       13,653
                                            42,385       42,458      156,837      145,627

OPERATING INCOME                            20,260       22,654       51,159       54,249

OTHER INCOME - NET                             334          229          993        1,488

INCOME BEFORE INTEREST
    AND OTHER                               20,594       22,883       52,152       55,737

INTEREST                                     4,285        3,992       16,200       15,528
OTHER                                         (110)         (37)        (169)         (49)
                                             4,175        3,955       16,031       15,479

NET INCOME                               $  16,419    $  18,928    $  36,121    $  40,258


                                          INDIANA GAS COMPANY, INC.
                                          AND SUBSIDIARY COMPANIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Thousands - Unaudited)

                                                              Three Months          Twelve Months
                                                            Ended December 31     Ended December 31
                                                             1996       1995        1996       1995
CASH FLOWS FROM (REQUIRED FOR)
  OPERATING ACTIVITIES:
   Net income                                            $ 16,419   $ 18,928    $ 36,121   $ 40,258

   Adjustments to reconcile net income to cash
      provided from operating activities -
       Depreciation and amortization                        8,671      8,165      33,925     31,921
       Deferred income taxes                                  558        701         661      3,893
       Investment tax credit                                 (232)      (232)       (930)      (930)
                                                            8,997      8,634      33,656     34,884
       Changes in assets and liabilities -
         Receivables - net                                (58,691)   (68,626)      6,117    (27,749)
         Inventories                                        4,926      8,072      16,820      9,131
         Accounts payable, customer deposits,
            advance payments and other current
            liabilities                                    16,276     14,604     (11,986)    33,880
         Accrued taxes and interest                        11,757     12,303      (4,566)    (3,194)
         Recoverable/refundable gas costs                 (14,239)     3,125     (24,957)   (22,786)
         Prepayments                                         (974)    (1,247)        374         11
         Other - net                                        1,143      1,327       5,495     14,461

           Total adjustments                              (30,805)   (21,808)     20,953     38,638

             Net cash flow from (required for)
               operations                                 (14,386)    (2,880)     57,074     78,896

CASH FLOWS FROM (REQUIRED FOR)
   FINANCING ACTIVITIES:
    Sale of long-term debt                                      -     20,000           -     40,000
    Reduction in long-term debt                                 -          -     (18,960)      (122)
    Net change in short-term borrowings                    38,764     20,975      39,800    (20,350)
    Dividends                                              (6,500)    (6,250)    (25,500)   (24,500)

        Net cash flow from (required for)
          financing activities                             32,264     34,725      (4,660)    (4,972)

CASH FLOWS REQUIRED FOR
   INVESTING ACTIVITIES:
    Capital expenditures                                  (17,713)   (12,195)    (71,899)   (54,274)
        Net cash flow required for investing activities   (17,713)   (12,195)    (71,899)   (54,274)

NET INCREASE (DECREASE) IN CASH                               165     19,650     (19,485)    19,650

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                     20         20      19,670         20

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    185   $ 19,670    $    185   $ 19,670


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

2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash
    Flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                           Three Months Ended   Twelve Months Ended
                               December 31         December 31
    Thousands                1996       1995      1996        1995
    Interest (net of
      amount capitalized)  $ 1,826    $1,604    $15,425    $13,617
    Income taxes           $     -    $    -    $28,721    $23,244

3.  Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

4.  Gas in Underground Storage.
    Based on the cost of purchased gas during December 1996, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at December 31, 1996, by approximately $39,934,000.

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

    The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

                                  Three Months Ended   Twelve Months Ended
                                     December 31            December 31
    Thousands                      1996        1995       1996       1995
    AFUDC-Borrowed Funds          $ 157       $  84     $  356     $  236
    AFUDC-Equity Funds              128          69        291        194
    Total AFUDC Capitalized       $ 285       $ 153     $  647     $  430

7.  Environmental Costs.
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers.

    On May 3, 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. On January 21, 1997, this ruling was affirmed by the Indiana Court of Appeals. The company is planning to petition for transfer to the Indiana Supreme Court.

    On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division, against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Since the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law, it intends to appeal all adverse rulings to the United States Court of Appeals for the Seventh Circuit. However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of December 31, 1996, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount in excess of $14.7 million.

    The Court's rulings have had no material impact on earnings since Indiana Gas has previously recorded all costs (in aggregate $14.8 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

8.  Postretirement Benefits Other Than Pensions
    On May 3, 1995, the IURC issued an order authorizing
    Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with Statement of Financial Accounting Standards No. 106, Employers'
    Accounting for Postretirement Benefits Other Than
    Pensions (SFAS 106). The Office of Utility Consumer
    Counselor appealed the order.  On January 21, 1997, the
    Indiana Court of Appeals affirmed the IURC decision authorizing recovery.

9.  Affiliate Transactions.
    Indiana Energy Services, Inc. (IES), an indirect wholly owned subsidiary of Indiana Energy (Indiana Gas' parent), provided natural gas and related services to Indiana Gas from January 1, 1996, to March 31, 1996. Indiana Gas' purchases from IES for the three months ended March 31, 1996, totalled $102.7 million. ProLiance Energy, LLC (ProLiance), a nonregulated marketing affiliate of Indiana Energy, assumed the business of IES effective April 1, 1996, and is the supplier of gas and related services to both Indiana Gas and Citizens Gas and Coke Utility (Citizens Gas). Indiana Gas' purchases from ProLiance for the three- and twelve-month periods ended December 31, 1996, totalled $103.2 million and $221.1 million, respectively.

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

    Amounts due affiliated companies, as well as checks written but not cashed are reflected in Accounts Payable on the Consolidated Balance Sheet. Amounts owed to affiliates totaled $64.4 million and $16.4 million at December 31, 1996 and 1995, respectively.


Indiana Gas Company, Inc. and Subsidiary Companies
Management's Discussion and Analysis of Results of
  Operations and Financial Condition

Results of Operations

                       Earnings
    Net income for the three- and twelve-month periods ended December 31, 1996, when compared to the same periods one year ago are listed below. The decrease in earnings for the three-month period is primarily attributable to normal weather for the current quarter as compared to the prior year which was 9 percent colder than normal. The twelve-month earnings reflect increased margin attributable to weather that was 5 percent colder than normal as compared to the prior year which was about normal, and the addition of new customers. The increase in margin for the twelve-month period was offset by increased operating expenses, including the acceleration of several distribution system maintenance projects during the period.

       Periods Ended December 31
       (Millions)                     1996      1995
          Three Months               $16.4     $18.9
          Twelve Months              $36.1     $40.3

    The following discussion highlights the factors contributing to these results.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended December 31, 1996, decreased $2.5 million compared to the same period last year. The decrease reflects normal weather for the current quarter as compared to the prior year which was 9 percent colder than normal.

    Margin for the twelve-month period ended December 31, 1996, increased $8.1 million compared to the same period last year. The increase is primarily attributable to weather that was 5 percent colder than normal as compared to the prior year which was about normal. Additional residential and commercial customers, as well as rate recovery (beginning May 1995) of postretirement benefit costs recognized in accordance with Statement of Financial
Accounting Standards No. 106, Employers' Accounting for
Postretirement Benefits Other Than Pensions (SFAS 106) also contributed to the increase.

    Total system throughput (combined sales and transportation) decreased 4 percent (1.7 MMDth) for the three-month period ended December 31, 1996, compared to the same period one year ago. For the twelve-month period, throughput increased 6 percent (6.5 MMDth) compared to the same period last year. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs.
Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased increased to $4.04 for the three-month period ended December 31, 1996, compared to $2.71 for the same period one year ago.
For the twelve-month period, cost of gas per unit increased to $3.55 in the current period compared to $2.55 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses increased $.5 million for the three-month period ended December 31, 1996, when compared to the same period one year ago. The increase is primarily due to higher labor costs and related benefits.

    Operation and maintenance expenses for the twelve-month period increased $8.6 million when compared to the same period last year partly due to the acceleration of several distribution system maintenance projects into fiscal 1996 permitted by higher earnings attributable to the colder than normal weather. Higher performance-based compensation and recognition (beginning May 1995) of postretirement benefit costs in accordance with SFAS 106 also contributed to the increase.

    Depreciation and amortization expense increased for the three- and twelve-month periods ended December 31, 1996, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes decreased for the three- and twelve-month periods ended December 31, 1996, when compared to the same periods one year ago due to lower taxable income.

    Taxes other than income taxes increased for the three-month period ended December 31, 1996, when compared to the same period one year ago due to higher property tax expense. Taxes other than income taxes increased for the twelve-month period due to higher property tax expense and higher gross receipts tax expense resulting from increased revenue.

                   Interest Expense
    Interest expense increased for the three- and twelve-month periods ended December 31, 1996, when compared to the same periods one year ago due to an increase in average debt outstanding slightly offset by a decrease in interest rates.

Other Operating Matters

                 ProLiance Energy, LLC
    ProLiance Energy, LLC (ProLiance), a nonregulated marketing affiliate of Indiana Energy (Indiana Gas' parent), began providing natural gas and related services to Indiana Gas and Citizens Gas and Coke Utility (Citizens
Gas) effective April 1, 1996. ProLiance also provides products and services to other gas utilities and customers in Indiana and surrounding states. ProLiance assumed the business of Indiana Energy Services, Inc., an indirect wholly owned subsidiary of Indiana Energy, which had provided similar services to other customers and from January 1, 1996, to March 31, 1996, to Indiana Gas.

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

              Indiana Legislative Matters
    On April 26, 1995, the Indiana General Assembly enacted legislation which provides flexibility to the IURC for future regulation of Indiana utilities. The law recognizes that competition is increasing in the provision of energy services and that flexibility in the regulation of energy services providers is essential to the well-being of the state, its economy and its citizens. Under the law, an energy utility can present to the IURC a broad range of proposals from performance-based ratemaking to complete deregulation of a utility's operations. The law gives the IURC the authority to adopt alternative regulatory practices, procedures and mechanisms and establish rates and charges that are in the public interest, and will enhance or maintain the value of the energy utility's retail energy services or property. It also provides authority for the IURC to establish rates and charges based on market or average prices that use performance-based rewards or penalties, or which are designed to promote efficiency in the rendering of retail energy services.

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers.

    On May 3, 1995, Indiana Gas received an order from the
IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. On January 21, 1997, this ruling was affirmed by the Indiana Court of Appeals.
The company is planning to petition for transfer to the Indiana Supreme Court.

    On April 14, 1995, Indiana Gas filed suit in the
United States District Court for the Northern District of
Indiana, Fort Wayne Division, against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Since the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law, it intends to appeal all adverse rulings to the United States
Court of Appeals for the Seventh Circuit. However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. There can be no assurance as to whether Indiana
Gas will prevail on this appeal. As of December 31, 1996, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount in excess of $14.7 million.

    The Court's rulings have had no material impact on earnings since Indiana Gas has previously recorded all costs (in aggregate $14.8 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

      Postretirement Benefits Other Than Pensions
    On May 3, 1995, the IURC issued an order authorizing
Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with Statement of Financial
Accounting Standards No. 106, Employers' Accounting for
Postretirement Benefits Other Than Pensions (SFAS 106).
The Office of Utility Consumer Counselor appealed the order. On January 21, 1997, the Indiana Court of Appeals affirmed the IURC decision authorizing recovery.

Liquidity and Capital Resources

    New construction, normal system maintenance and improvements, and information technology investments to provide service to a growing customer base will continue to require substantial capital expenditures. Capital expenditures for fiscal 1997 are estimated at $67.8 million of which $17.7 million have been expended during the three-month period ended December 31, 1996. For the twelve months ended December 31, 1996, Indiana Gas' capital expenditures totaled $71.9 million. Of this amount, 62 percent was provided by funds generated internally (net income less dividends plus charges to net income not requiring funds).

    Indiana Gas' long-term goal is to fund internally approximately 75 percent of its construction program.
Capitalization objectives for Indiana Gas are 55-65 percent common equity and 35-45 percent long-term debt.
This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa3 by Moody's Investors Service and AA- by Standard & Poor's Corporation. Indiana Gas' ratio of earnings to fixed charges was 4.3 for the twelve months ended December 31, 1996 (see Exhibit 12).

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

Indiana Gas Company and Subsidiary Companies
Part II - Other Information

Item 1.    Legal Proceedings

   See Note 7 of the Notes to Consolidated Financial
Statements for litigation matters involving insurance carriers pertaining to Indiana Gas' former manufactured gas plants and storage facilities.


Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits
           12   Computation of Ratio of Earnings to
                Fixed Charges, filed herewith.

           27   Financial Data Schedule, filed herewith.

       (b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 1996.


                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INDIANA GAS COMPANY, INC.
                                    Registrant




Dated February 13, 1997     /s/Niel C. Ellerbrook
                            Niel C. Ellerbrook
                            Executive Vice President and
                            Chief Financial Officer



Dated February  13, 1997    /s/Jerome A. Benkert
                            Jerome A. Benkert
                            Vice President and Controller