Form 10-Q
period 1997-03-31
INDIANA GAS CO INC
filed 1997-05-14
CIK 50183

May 14, 1997



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

     We are transmitting herewith Indiana Gas Company, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
March 31, 1997, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

                              Very truly yours,


                              /s/Douglas S. Schmidt
                              Douglas S. Schmidt
DSS:rs

Enclosures





          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value      9,080,770      April 30, 1997
   Class                           Number of shares        Date


                   TABLE OF CONTENTS

                                                             Page
                                                            Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at March 31, 1997, and 1996
      and September 30, 1996

    Consolidated Statements of Income
      Three Months Ended March 31, 1997 and 1996,
       Six Months Ended March 31, 1997 and 1996, and Twelve Months Ended March 31, 1997 and 1996

    Consolidated Statements of Cash Flows
      Six Months Ended March 31, 1997 and 1996, and Twelve Months Ended March 31, 1997 and 1996

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

    Item 1 - Legal Proceedings

    Item 4 - Submission of Matters to a Vote of Security
             Holders

    Item 6 - Exhibits and Reports on Form 8-K



                                   INDIANA GAS COMPANY, INC.
                                   AND SUBSIDIARY COMPANIES

                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS
                                   (Thousands - Unaudited)


                                                       March 31        September 30
                                                    1997       1996        1996
UTILITY PLANT:
    Original cost                                $955,223   $896,411      $931,092
    Less - accumulated depreciation
       and amortization                           350,362    334,684       344,268
                                                  604,861    561,727       586,824

NONUTILITY PLANT - NET                                105        184            33

CURRENT ASSETS:
    Cash and cash equivalents                          18     36,694            20
    Accounts receivable, less reserves of
        $3,220, $2,990 and $1,853  respectively    45,374     60,407        15,468
    Accrued unbilled revenues                      25,104     33,300         8,158
    Materials and supplies - at average cost        3,820      4,178         4,611
    Liquefied petroleum gas - at average cost         860        527           507
    Gas in underground storage - at last-in,
        first-out cost                                467     10,997        39,083
    Recoverable gas costs                          15,097          -         2,710
    Prepayments and other                             783        996            43
                                                   91,523    147,099        70,600

DEFERRED CHARGES:
    Unamortized debt discount and expense           7,170      6,783         7,477
    Other                                           7,650      9,754         7,973
                                                   14,820     16,537        15,450

                                                 $711,309   $725,547      $672,907


                              INDIANA GAS COMPANY, INC.
                              AND SUBSIDIARY COMPANIES

                            CONSOLIDATED BALANCE SHEETS

                        SHAREHOLDER'S EQUITY AND LIABILITIES
                               (Thousands - Unaudited)

                                                 March 31        September 30
                                              1997       1996        1996
CAPITALIZATION:
    Common stock and paid-in capital       $142,995   $142,995      $142,995
    Retained earnings                       165,097    155,417       138,539
        Total common shareholder's equity   308,092    298,412       281,534
    Long-term debt                          139,733    193,693       174,733
                                            447,825    492,105       456,267

CURRENT LIABILITIES:
    Maturities and sinking fund
      requirements of long-term debt         35,000          -             -
    Notes payable                            38,500          -        24,236
    Accounts payable                         47,558     77,708        49,402
    Refundable gas costs                          -      3,563             -
    Customer deposits and advance payments    5,680      3,638        14,256
    Accrued taxes                            18,785     24,119         4,206
    Accrued interest                          2,584      2,875         2,505
    Other current liabilities                15,636     25,930        24,827
                                            163,743    137,833       119,432
DEFERRED CREDITS:
    Deferred income taxes                    67,977     65,787        66,862
    Unamortized investment tax credit        10,709     11,639        11,173
    Customer advances for construction        1,469      1,358         1,434
    Regulatory income tax liability           2,835      3,797         2,835
    Other                                    16,751     13,028        14,904
                                             99,741     95,609        97,208

COMMITMENTS AND CONTINGENCIES
   (see Notes 7 & 9)                              -          -             -
                                           $711,309   $725,547      $672,907




                               INDIANA GAS COMPANY, INC.
                               AND SUBSIDIARY COMPANIES

                           CONSOLIDATED STATEMENTS OF INCOME
                                (Thousands - Unaudited)



                                               Three Months               Six Months
                                              Ended March 31            Ended March 31
                                             1997         1996         1997         1996
OPERATING REVENUES                       $ 215,695    $ 222,553    $ 388,176    $ 376,862
COST OF GAS                                140,345      144,017      250,181      233,214
MARGIN                                      75,350       78,536      137,995      143,648

OPERATING EXPENSES:
    Other operation and maintenance         20,378       23,018       39,615       41,708
    Depreciation and amortization            8,787        8,230       17,411       16,348
    Income taxes                            13,994       14,593       23,862       25,998
    Taxes other than income taxes            5,038        5,415        9,694        9,660
                                            48,197       51,256       90,582       93,714

OPERATING INCOME                            27,153       27,280       47,413       49,934

OTHER INCOME - NET                             331          614          665          843

INCOME BEFORE INTEREST
    AND OTHER CHARGES                       27,484       27,894       48,078       50,777

INTEREST                                     4,449        4,088        8,734        8,080
OTHER                                         (104)         (24)        (214)         (61)
                                             4,345        4,064        8,520        8,019

NET INCOME                               $  23,139    $  23,830    $  39,558    $  42,758





                                INDIANA GAS COMPANY, INC.
                                AND SUBSIDIARY COMPANIES

                           CONSOLIDATED STATEMENTS OF INCOME
                                 (Thousands - Unaudited)



                                                                        Twelve Months
                                                                        Ended March 31
                                                                      1997         1996
OPERATING REVENUES                                                 $ 541,908    $ 517,142
COST OF GAS                                                          337,098      306,649
MARGIN                                                               204,810      210,493

OPERATING EXPENSES
    Other operation and maintenance                                   82,043       79,866
    Depreciation and amortization                                     34,295       32,220
    Income taxes                                                      21,038       26,010
    Taxes other than income taxes                                     16,402       15,535
                                                                     153,778      153,631

OPERATING INCOME                                                      51,032       56,862

OTHER INCOME - NET                                                       710        1,777

INCOME BEFORE INTEREST AND OTHER                                      51,742       58,639

INTEREST                                                              16,561       15,787
OTHER                                                                   (249)         (75)
                                                                      16,312       15,712

NET INCOME                                                         $  35,430    $  42,927




                                           INDIANA GAS COMPANY, INC.
                                           AND SUBSIDIARY COMPANIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Thousands - Unaudited)

                                                                    Six Months            Twelve Months
                                                                   Ended March 31         Ended March 31
                                                                   1997       1996        1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 39,558   $ 42,758    $ 35,430   $ 42,927

   Adjustments to reconcile net income to cash
      provided from operating activities -
       Depreciation and amortization                             17,505     16,442      34,482     32,407
       Deferred income taxes                                      1,115        691       1,228      3,081
       Investment tax credit                                       (465)      (465)       (930)      (930)
                                                                 18,155     16,668      34,780     34,558
       Changes in assets and liabilities -
         Receivables - net                                      (46,852)   (73,899)     23,229    (36,995)
         Inventories                                             39,054     48,465      10,555     22,864
         Accounts payable, customer deposits,
            advance payments and other
            current liabilities                                 (19,611)     5,133     (38,402)    39,166
         Accrued taxes and interest                              14,658     16,263      (5,625)       475
         Recoverable/refundable gas costs                       (12,387)    (1,320)    (18,660)   (21,921)
         Prepayments                                               (740)      (852)        213         75
         Other - net                                              3,575      1,793       7,461      4,925

           Total adjustments                                     (4,148)    12,251      13,551     43,147

             Net cash flow from operations                       35,410     55,009      48,981     86,074

CASH FLOWS FROM (REQUIRED FOR)
    FINANCING ACTIVITIES:
    Sale of long-term debt                                            -     20,000           -     40,000
    Reduction in long-term debt                                       -          -     (18,960)       (46)
    Net change in short-term borrowings                          14,264     (2,225)     38,500    (12,100)
    Dividends                                                   (13,000)   (12,500)    (25,750)   (24,750)
        Net cash flow from (required for) financing activities    1,264      5,275      (6,210)     3,104

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                        (36,676)   (23,610)    (79,447)   (52,504)
        Net cash flow required for investing activities         (36,676)   (23,610)    (79,447)   (52,504)

NET INCREASE (DECREASE) IN CASH                                      (2)    36,674     (36,676)    36,674

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                           20         20      36,694         20

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $     18   $ 36,694    $     18   $ 36,694



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

2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash
    Flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                            Six Months Ended    Twelve Months Ended
                                March 31               March 31
    Thousands               1997         1996    1997         1996
    Interest (net of
      amount capitalized)   $ 7,994   $ 7,627    $15,802   $14,403
    Income taxes            $10,981   $10,963    $29,169   $24,749

3.  Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

4.  Gas in Underground Storage.
    Based on the cost of purchased gas during March 1997, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at March 31, 1997, by approximately $12,292,000.
5.  Refundable or Recoverable Gas Costs.
    The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred and are being recovered or refunded in accordance with procedures approved by the Indiana
    Utility Regulatory Commission (IURC).

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

    The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

                                Three Months Ended      Six Months Ended      Twelve Months Ended
                                   March 31                March 31                March 31
    Thousands                    1997         1996       1997       1996       1997         1996
    AFUDC-Borrowed Funds         $151         $ 71       $308       $155       $436         $262
    AFUDC-Equity Funds            124           58        252        127        357          215
    Total AFUDC Capitalized      $275         $129       $560       $282       $793         $477

7.  Environmental Costs.
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers.

    On May 3, 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. On January 21, 1997, this ruling was affirmed by the Indiana Court of Appeals. On February 19, 1997, the company petitioned for transfer to the Indiana Supreme Court.

    On April 14, 1995, Indiana Gas filed suit in the United
    States District Court for the Northern District of
    Indiana, Fort Wayne Division, against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October
    2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law and has appealed all adverse rulings to the United
    States Court of Appeals for the Seventh Circuit.
    However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of March 31, 1997, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount in excess of $14.7 million.

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

9.  Affiliate Transactions.
    Indiana Energy Services, Inc. (IES), an indirect wholly owned subsidiary of Indiana Energy (Indiana Gas' parent), provided natural gas and related services to Indiana Gas from January 1, 1996, to March 31, 1996. Indiana Gas' purchases from IES for the three months ended March 31, 1996, totalled $102.7 million. ProLiance Energy, LLC (ProLiance), a nonregulated marketing affiliate of Indiana Energy, assumed the business of IES effective April 1, 1996, and is the supplier of gas and related services to both Indiana Gas and Citizens Gas and Coke Utility (Citizens Gas). Indiana Gas' purchases from ProLiance for the three-, six- and twelve-month periods ended March 31, 1997, totalled $97.7 million, $200.8 million and $318.8 million, respectively.

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

    Amounts due affiliated companies, as well as checks written but not cashed are reflected in Accounts Payable on the Consolidated Balance Sheet. Amounts owed to affiliates totaled $37.7 million and $57.3 million at March 31, 1997 and 1996, respectively.

Indiana Gas Company, Inc. and Subsidiary Companies
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

                       Earnings
    Net income for the three-, six- and twelve-month periods ended March 31, 1997, when compared to the same periods one year ago, are listed below. The decreases in net income for the three- and six-month periods are primarily attributable to significantly warmer weather than last year, offset somewhat by lower operation and maintenance expenses, as well as the addition of new residential and commercial customers. The twelve-month earnings reflect weather 8 percent warmer than last year, offset somewhat by the addition of new residential and commercial customers. Higher operation and maintenance expenses, resulting in part from the acceleration of several distribution system maintenance projects into the last half of fiscal year 1996, also contributed to the decline in net income for the twelve-month period. The acceleration of these projects was made possible by higher earnings attributable to colder than normal weather during the 1996 heating season.

       Periods Ended March 31        Net Income
       (Millions)                   1997     1996
        Three Months               $23.1    $23.8
        Six Months                 $39.6    $42.8
        Twelve Months              $35.4    $42.9

    The following discussion highlights the factors contributing to these results.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended March 31, 1997, decreased
$3.2 million compared to the same period last year. The decrease reflects weather 12 percent warmer than the same period last year and 7 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Margin for the six-month period ended March 31, 1997, decreased $5.7 million compared to the same period last year. The decrease is primarily attributable to weather
10 percent warmer than the same period last year and 4 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Margin for the twelve-month period ended March 31, 1997, decreased $5.7 million compared to the same period last year. The decrease is primarily attributable to weather that was 8 percent warmer than the same period last year and 2 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Total system throughput (combined sales and transportation) decreased 6 percent (3.1 MMDth) for the second quarter of fiscal 1997, 5 percent (4.9 MMDth) for the six-month period and 3 percent (3.6 MMDth) for the twelve-month period ended March 31, 1997, compared to the same periods one year ago. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs.
Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased increased to $3.89 for the three-month period ended March 31, 1997, compared to $3.56 for the same period one year ago. For the six-month period, cost of gas per unit increased to $3.97 in the current period compared to $3.14 for the same period last year. For the twelve-month period, cost of gas per unit increased to $3.65 in the current period compared to $2.83 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses decreased $2.6 million and $2.1 million for the three- and six-month periods ended March 31, 1997, respectively, when compared to the same periods one year ago. The decreases are primarily due to lower labor-related costs, including performance-based compensation.

    Operation and maintenance expenses for the twelve-month period increased $2.2 million when compared to the same period last year due in part from the acceleration of several distribution system maintenance projects into the last half of fiscal 1996. The acceleration of these projects was made possible by higher earnings attributable to colder than normal weather during the 1996 heating season.

    Depreciation and amortization expense increased for the three-, six- and twelve-month periods ended March 31, 1997, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes decreased for the three-, six- and twelve-month periods ended March 31, 1997, when compared to the same periods one year ago due to lower taxable income.

    Taxes other than income taxes remained approximately the same for the three- and six-month periods ended March
31, 1997, when compared to the same periods one year ago.
Taxes other than income taxes increased for the twelve-month period due to higher property tax expense and higher gross receipts tax expense resulting from increased revenue.

                   Interest Expense
    Interest expense increased for the three-, six- and twelve-month periods ended March 31, 1997, when compared to the same periods one year ago due to an increase in average debt outstanding slightly offset by a decrease in interest rates.

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

                      CIGMA, LLC
    On April 1, 1997, IGC Energy, Inc., an indirect wholly owned subsidiary of Indiana Energy, and Citizens By-
Products Coal Company, a wholly owned subsidiary of Citizens Gas and Coke Utility (Citizens Gas), formed
CIGMA, a jointly and equally owned limited liability company. CIGMA will provide materials acquisition and related services for Indiana Gas and Citizens Gas, as well as similar services for third parties.

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers.

    On May 3, 1995, Indiana Gas received an order from the
IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. On January 21, 1997, this ruling was affirmed by the Indiana Court of Appeals.
On February 19, 1997, the company petitioned for transfer to the Indiana Supreme Court.

    On April 14, 1995, Indiana Gas filed suit in the
United States District Court for the Northern District of
Indiana, Fort Wayne Division, against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law and has appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit.
However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of March 31, 1997, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount in excess of $14.7 million.

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

Liquidity and Capital Resources

    New construction, normal system maintenance and improvements, and information technology investments to provide service to a growing customer base will continue to require substantial capital expenditures. Capital expenditures for fiscal 1997 are estimated at $68.0 million of which $36.7 million have been expended during the six-month period ended March 31, 1997. For the twelve months ended March 31, 1997, Indiana Gas' capital expenditures totaled $79.4 million. Of this amount, 56 percent was provided by funds generated internally (net income less dividends plus charges to net income not requiring funds).

    Indiana Gas' long-term goal is to fund internally approximately 75 percent of its construction program.
Capitalization objectives for Indiana Gas are 55-65 percent common equity and 35-45 percent long-term debt.
This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa3 by Moody's Investors Service and AA- by Standard & Poor's Corporation. Indiana Gas' ratio of earnings to fixed charges was 4.2 for the twelve months ended March 31, 1997 (see Exhibit 12).

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

Item 4.    Submission of Matters to a Vote of Security
Holders

   At the annual meeting of shareholders of Indiana Gas
Company, Inc. on January 22, 1997, (the "Annual
Meeting"), the shareholders elected the following directors by the vote specified opposite each director's name:

                                                                       Broker
Director              Votes For (1)   Votes Withheld    Abstentions   Non-Vote
Loren K. Evans          9,080,770           -                 -            -
Niel C. Ellerbrook      9,080,770           -                 -            -
Fred A. Poole           9,080,770           -                 -            -
Jean L. Wojtowicz       9,080,770           -                 -            -

      (1)  All outstanding shares of Indiana Gas'
      common stock are held by its parent company, Indiana Energy, Inc.

   The terms of the other seven board members, Paul T.
Baker, Lawrence A. Ferger, Otto N. Frenzel III, Anton
H. George, Don E. Marsh, Richard P. Rechter and James
C. Shook will expire at the earlier of the election of their successors or in January 1998 or January 1999.

   Effective as of May 1, 1997, (i) the Articles of
Incorporation of Indiana Gas Company, Inc. were amended to eliminate a "classified" board and to provide for a Board of Directors of not less than five with the number of directors to be specified in the Code of By-
Laws and (ii) the Code of By-Laws were amended to provide for a Board of seven persons. Effective as of the same date, a successor Board of Indiana Gas was elected. The following persons were elected to the Board of Directors of Indiana Gas to hold office until the next annual meeting or until their successors have been duly qualified and elected: Niel C. Ellerbrook, Paul T. Baker, Loren K. Evans, Lawrence A. Ferger, Otto
N. Frenzel III, Fred A. Poole. Presently, there is one vacancy on the Board.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits
           3-A  Articles of Incorporation as Amended
                and Restated on May 1, 1997, filed
                herewith.

           3-B  Code of By-Laws as Amended and Restated
                on May 1, 1997, filed herewith.

           12   Computation of Ratio of Earnings to
                Fixed Charges, filed herewith.

           27   Financial Data Schedule, filed herewith.

       (b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997.


                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA GAS COMPANY, INC.
                                        Registrant




Dated May 14, 1997       /s/Niel C. Ellerbrook
                         Niel C. Ellerbrook
                         Executive Vice President
                         and Chief Financial Officer



Dated May 14, 1997       /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Vice President and Controller