Form 10-Q
period 1997-06-30
INDIANA GAS CO INC
filed 1997-08-13
CIK 50183

August 13, 1997



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Gas Company, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
June 30, 1997, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Douglas S. Schmidt
Douglas S. Schmidt

DSS:tmw

Enclosures







          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value    9,080,770      July 31, 1997
             Class               Number of shares      Date


                   TABLE OF CONTENTS

                                                        Page
                                                       Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at June 30, 1997, and 1996
      and September 30, 1996

    Consolidated Statements of Income
      Three Months Ended June 30, 1997 and 1996,
       Nine Months Ended June 30, 1997 and 1996, and Twelve Months Ended June 30, 1997 and 1996

    Consolidated Statements of Cash Flows
      Nine Months Ended June 30, 1997 and 1996, and Twelve Months Ended June 30, 1997 and 1996

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K

                                    INDIANA GAS COMPANY, INC.
                                    AND SUBSIDIARY COMPANIES

                                   CONSOLIDATED BALANCE SHEETS

                                              ASSETS
                                      (Thousands - Unaudited)


                                                         June 30        September 30
                                                     1997       1996         1996
UTILITY PLANT:
    Original cost                                 $968,416   $904,479      $931,092
    Less - accumulated depreciation
        and amortization                           357,694    339,651       344,268
                                                   610,722    564,828       586,824

NONUTILITY PLANT - NET                                  26        327            33

CURRENT ASSETS:
    Cash and cash equivalents                           20     36,249            20
    Accounts receivable, less reserves of
        $2,253, $1,511 and $1,853  respectively     20,524     32,543        15,468
    Accrued unbilled revenues                        7,994      6,929         8,158
    Materials and supplies - at average cost           428      4,187         4,611
    Liquefied petroleum gas - at average cost          847        509           507
    Gas in underground storage - at last-in,
        first-out cost                               9,918     20,029        39,083
    Recoverable gas costs                              967          -         2,710
    Prepayments and other                              419        526            43
                                                    41,117    100,972        70,600

DEFERRED CHARGES:
    Unamortized debt discount and expense            7,017      6,712         7,477
    Other                                            5,480      9,365         7,973
                                                    12,497     16,077        15,450

                                                  $664,362   $682,204      $672,907

                                      INDIANA GAS COMPANY, INC.
                                      AND SUBSIDIARY COMPANIES

                                     CONSOLIDATED BALANCE SHEETS

                                 SHAREHOLDER'S EQUITY AND LIABILITIES
                                       (Thousands - Unaudited)

                                                      June 30        September 30
                                                  1997       1996        1996
CAPITALIZATION:
    Common stock and paid-in capital           $142,995   $142,995      $142,995
    Retained earnings                           162,906    151,440       138,539
        Total common shareholder's equity       305,901    294,435       281,534
    Long-term debt                              139,733    174,743       174,733
                                                445,634    469,178       456,267

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                        35,000     18,950             -
    Notes payable                                 8,750          -        24,236
    Accounts payable (See Note 10)               38,869     45,969        49,402
    Refundable gas costs                              -      6,522             -
    Customer deposits and advance payments        6,670      3,572        14,256
    Accrued taxes                                 9,952     14,471         4,206
    Accrued interest                              4,395      5,204         2,505
    Other current liabilities                    14,260     21,547        24,827
                                                117,896    116,235       119,432

DEFERRED CREDITS:
    Deferred income taxes                        68,533     66,362        66,862
    Unamortized investment tax credit            10,477     11,407        11,173
    Customer advances for construction            1,555      1,382         1,434
    Regulatory income tax liability               2,835      3,797         2,835
    Other                                        17,432     13,843        14,904
                                                100,832     96,791        97,208

COMMITMENTS AND CONTINGENCIES
    (See Notes 8 & 10)                                -          -             -

                                               $664,362   $682,204      $672,907


                                               INDIANA GAS COMPANY, INC.
                                               AND SUBSIDIARY COMPANIES

                                           CONSOLIDATED STATEMENTS OF INCOME
                                               (Thousands - Unaudited)

                                           Three Months               Nine Months
                                           Ended June 30             Ended June 30
                                        1997         1996         1997         1996
OPERATING REVENUES                  $  83,733    $  91,211    $ 471,909    $ 468,073
COST OF GAS (See Note 10)              40,084       52,464      290,265      285,678
MARGIN                                 43,649       38,747      181,644      182,395

OPERATING EXPENSES:
    Other operation and maintenance    20,755       19,986       60,370       61,694
    Depreciation and amortization       8,767        8,391       26,178       24,739
    Income taxes                        2,499        1,063       26,361       27,061
    Taxes other than income taxes       3,829        3,444       13,523       13,104
                                       35,850       32,884      126,432      126,598

OPERATING INCOME                        7,799        5,863       55,212       55,797

OTHER INCOME - NET                        333          436          998        1,279

INCOME BEFORE INTEREST
    AND OTHER CHARGES                   8,132        6,299       56,210       57,076

INTEREST                                3,906        4,040       12,640       12,120
OTHER                                     (83)         (14)        (297)         (75)
                                        3,823        4,026       12,343       12,045

NET INCOME                          $   4,309    $   2,273    $  43,867    $  45,031



                                               INDIANA GAS COMPANY, INC.
                                               AND SUBSIDIARY COMPANIES

                                           CONSOLIDATED STATEMENTS OF INCOME
                                                (Thousands - Unaudited)



                                                                   Twelve Months
                                                                   Ended June 30
                                                                 1997         1996
OPERATING REVENUES                                            $ 534,430    $ 525,272
COST OF GAS (See Note 10)                                       324,718      315,408
MARGIN                                                          209,712      209,864

OPERATING EXPENSES
    Other operation and maintenance                              82,812       81,600
    Depreciation and amortization                                34,671       32,730
    Income taxes                                                 22,474       24,695
    Taxes other than income taxes                                16,787       15,914
                                                                156,744      154,939

OPERATING INCOME                                                 52,968       54,925

OTHER INCOME - NET                                                  607        1,749

INCOME BEFORE INTEREST
  AND OTHER CHARGES                                              53,575       56,674

INTEREST                                                         16,427       15,890
OTHER                                                              (318)         (89)
                                                                 16,109       15,801

NET INCOME                                                    $  37,466    $  40,873


                                                          INDIANA GAS COMPANY, INC.
                                                          AND SUBSIDIARY COMPANIES

                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Thousands - Unaudited)

                                                                   Nine Months           Twelve Months
                                                                  Ended June 30          Ended June 30
                                                                 1997       1996        1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 43,867   $ 45,031    $ 37,466   $ 40,873

   Adjustments to reconcile net income to cash
      provided from operating activities -
       Depreciation and amortization                           26,318     24,879      34,858     32,917
       Deferred income taxes                                    1,671      1,266       1,209      3,050
       Investment tax credit                                     (697)      (697)       (930)      (930)
                                                               27,292     25,448      35,137     35,037
       Changes in assets and liabilities -
         Receivables - net                                     (4,892)   (19,664)     10,954    (18,110)
         Inventories                                           33,008     39,442      13,532     24,086
         Accounts payable, customer deposits,
            advance payments and other current liabilities    (28,686)   (31,055)    (11,289)    (6,075)
         Accrued taxes and interest                             7,636      8,944      (5,328)    (4,471)
         Recoverable/refundable gas costs                       1,743      1,639      (7,489)   (11,049)
         Prepayments                                             (376)      (382)        107         70
         Other - net                                            7,810      3,533       9,956      5,367

           Total adjustments                                   43,535     27,905      45,580     24,855

             Net cash flow from operations                     87,402     72,936      83,046     65,728

CASH FLOWS REQUIRED FOR
    FINANCING ACTIVITIES:
    Sale of long-term debt                                          -     20,000           -     20,000
    Reduction in long-term debt                                     -          -     (18,960)         -
    Net change in short-term borrowings                       (15,486)    (2,225)      8,750          -
    Dividends                                                 (19,500)   (18,750)    (26,000)   (25,000)
        Net cash flow required for financing activities       (34,986)      (975)    (36,210)    (5,000)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                      (52,416)   (35,732)    (83,065)   (52,099)
        Net cash flow required for investing activities       (52,416)   (35,732)    (83,065)   (52,099)

NET INCREASE (DECREASE) IN CASH                                     -     36,229     (36,229)     8,629

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                         20         20      36,249     27,620

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $     20   $ 36,249    $     20   $ 36,249


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


2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash
    Flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                            Nine Months Ended       Twelve Months Ended
                                June 30                  June 30
    Thousands               1997         1996       1997           1996
    Interest (net of
      amount capitalized)   $ 9,659     $ 9,171     $15,923       $14,372
    Income taxes            $16,557     $19,479     $26,229       $29,478


3.  Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.
4.  Gas in Underground Storage.
    Based on the cost of purchased gas during June 1997, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at June 30, 1997, by approximately $11,565,000.

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

    The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

                                Three Months Ended     Nine Months Ended     Twelve Months Ended
                                     June 30                June 30                June 30
    Thousands                   1997          1996     1997         1996     1997           1996
    AFUDC-Borrowed Funds        $129          $ 60     $437         $215     $505           $276
    AFUDC-Equity Funds           106            49      358          176      414            226
    Total AFUDC Capitalized     $235          $109     $795         $391     $919           $502


7.  Long-Term Debt.
    During July 1997, Indiana Gas issued $15 million in aggregate principal amount of its Medium-Term Notes, Series E (Notes) as follows: $5.0 million of 6.42% Notes due July 7, 2027; $3.5 million of 6.68% Notes due July 7, 2027; and $6.5 million of 6.54% Notes due July 9, 2007. The net proceeds from the sale of the Notes will be used to finance Indiana Gas' continuing construction program and for other corporate purposes.

8.  Environmental Costs.
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers.

    On August 12, 1997, Indiana Gas signed an agreement with PSI Energy, Inc. (PSI) with respect to thirteen of the nineteen sites where PSI is a potentially responsible party (PRP), which provides for an equal sharing between Indiana Gas and PSI of past and future response costs at the thirteen sites. Further, Indiana Gas and PSI must jointly approve future management of the sites and the decisions to spend additional funds. Indiana Gas previously entered into an agreement with PSI providing for the sharing of costs related to another site. Indiana Gas expects in the near future to commence negotiations with PSI and Northern Indiana Public Service Company (NIPSCO) regarding the other five sites for which each is considered a PRP. These five sites are already the subject of an agreement between Indiana Gas and NIPSCO.

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

    On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division, against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law and has appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit. However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of June 30, 1997, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount in excess of $14.7 million.

    The Court's rulings have had no material impact on earnings since Indiana Gas has previously recorded all costs (in aggregate $14.9 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

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

10. Affiliate Transactions.
    Indiana Energy Services, Inc. (IES), an indirect wholly owned subsidiary of Indiana Energy (Indiana Gas' parent), provided natural gas and related services to Indiana Gas from January 1, 1996, to March 31, 1996. Indiana Gas' purchases from IES for the three months ended March 31, 1996, totalled $102.7 million. ProLiance Energy, LLC (ProLiance), a nonregulated marketing affiliate of Indiana Energy, assumed the business of IES effective April 1, 1996, and is the supplier of gas and related services to both Indiana Gas and Citizens Gas and Coke Utility (Citizens Gas). Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three-, nine- and twelve-month periods ended June 30, 1997, totalled $51.6 million, $252.6 million and $309.7 million, respectively. Indiana Gas' purchases from ProLiance for the three months ended June 30, 1996, totaled $60.8 million.

    The sale of gas and provision of other services to Indiana Gas by Indiana Energy's marketing affiliates are subject to regulatory review through the quarterly gas cost adjustment proceeding currently pending before the IURC.

    Two proceedings which may affect the formation, operation or earnings of ProLiance are currently pending before the IURC. The first proceeding was initiated by a small group of Indiana Gas' and Citizens Gas' large-volume customers who contend that the gas service contracts between ProLiance and Indiana Gas and Citizens Gas should be disapproved by the IURC or, alternatively, that the IURC should regulate the operations of ProLiance. On September 27, 1996, the IURC issued a partial decision in that proceeding and found that ProLiance is not subject to regulation as a public utility. The IURC did confirm that it will continue to monitor gas costs incurred by Indiana Gas. Hearings on the remaining issues were concluded on October 9, 1996. The company is currently awaiting a decision from the IURC.

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

    On April 1, 1997, IGC Energy, Inc., and indirect wholly owned subsidiary of Indiana Energy, and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas, formed CIGMA, LLC (CIGMA), a jointly and equally owned limited liability company. CIGMA provides materials acquisition and related services that are used by Indiana Gas and Citizens Gas, as well as similar services for third parties. Indiana Gas' purchases of these services for the three-month period ended June 30, 1997, totaled $4.6 million.

    Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

    Amounts due affiliated companies, as well as checks written but not cashed are reflected in Accounts Payable on the Consolidated Balance Sheet. Amounts owed to affiliates totaled $34.3 million and $36.7 million at June 30, 1997 and 1996, respectively.

Indiana Gas Company, Inc. and Subsidiary Companies
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

                       Earnings
    Net income for the three-, nine- and twelve-month periods ended June 30, 1997, when compared to the same periods one year ago, are listed below. The increase in net income for the three-month period is primarily attributable to cooler weather.


        Periods Ended June 30          Net Income
        (Millions)                 1997         1996
        Three Months               $ 4.3        $ 2.3
        Nine Months                $43.9        $45.0
        Twelve Months              $37.5        $40.9


    The following discussion highlights the factors contributing to these results.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended June 30, 1997, increased
$4.9 million compared to the same period last year. The increase reflects cooler weather, as well as the addition of new residential and commercial customers.

    Margin for the nine-month period ended June 30, 1997, decreased $.8 million compared to the same period last year. The decrease is primarily attributable to weather 7 percent warmer than the same period last year and 1 percent colder than normal, offset somewhat by the addition of new residential and commercial customers.

    Margin for the twelve-month period ended June 30, 1997, decreased $.2 million compared to the same period last year. Despite weather 7 percent warmer than the same period last year and 1 percent colder than normal, margin remained approximately the same due to additions of new residential and commercial customers, as well as the recognition of revenues associated with the recovery of certain gas costs which had been recognized as expenses in the prior period.

    Total system throughput (combined sales and transportation) increased 3 percent (.6 MMDth) for the third quarter of fiscal 1997, when compared to the same period last year. Throughput decreased 4 percent (4.2
MMDth) for the nine-month period and 4 percent (4.6 MMDth) for the twelve-month period, when compared to the same periods one year ago. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs.
Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $2.88 for the three-month period ended June 30, 1997, compared to $3.31 for the same period one year ago. For the nine-month period, cost of gas per unit increased to $3.71 in the current period compared to $3.18 for the same period last year. For the twelve-month period, cost of gas per unit increased to $3.57 in the current period compared to $3.00 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses increased $.8 million for the three-month period ended June 30, 1997, when compared to the same period one year ago due primarily to the timing of accruals for performance-based compensation.

    Operation and maintenance expenses decreased $1.3 million for the nine-month period when compared to the same period last year due in part to lower labor-related costs.

    Operation and maintenance expenses for the twelve-month period increased $1.2 million when compared to the same period last year due in part from the acceleration of several distribution system maintenance projects into the last portion of fiscal 1996. The acceleration of these projects was made possible by higher earnings attributable to colder than normal weather during the 1996 heating season.

    Depreciation and amortization expense increased for the three-, nine- and twelve-month periods ended June 30, 1997, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes increased for the three-month period ended June 30, 1997, while decreasing for the nine- and twelve-month periods when compared to the same periods one year ago due to changes in taxable income.

    Taxes other than income taxes increased for the three-
, nine- and twelve-month periods ended June 30, 1997, when compared to the same periods one year ago due primarily to higher property tax expense as the result of additions to utility plant.

                   Interest Expense
    Interest expense remained approximately the same for the three-month period ended June 30, 1997, when compared to the same period one year ago. Interest expense increased for the nine- and twelve-month periods due to an increase in average debt outstanding slightly offset by a decrease in interest rates.

Other Operating Matters

                  New Growth Strategy
     In April 1997, the Board of Directors of Indiana
Energy, Inc. (Indiana Energy), Indiana Gas' parent, approved a new growth strategy designed to support
Indiana Energy's transition into a more competitive environment. As part of this new growth strategy, Indiana Energy will endeavor to become a leading regional provider of energy products and services and to grow its consolidated earnings per share by at least
10 percent annually over the next five years. To achieve such earnings growth, Indiana Energy's aim is to grow the earnings contribution from nonutility operations to at least 20 percent of its total annual earnings within the next five years (see ProLiance
Energy, LLC, CIGMA, LLC and Energy Systems Group, LLC), and to aggressively manage costs within its utility operations.

     As part of Indiana Energy's cost control efforts, in July 1997, Indiana Gas advised its employees of a planned reduction of its work force to be implemented in the near future through an involuntary separation program and attrition. Currently, staffing levels are expected to be reduced from about 1,025 full-time employees to approximately 800 employees within five years. The details of this staffing reduction plan have not yet been finalized.

     Since Indiana Energy is in the early stages of implementation, an estimate of the costs related to the planned work force reductions and any other costs that may be incurred in connection with its new growth strategy cannot be made at this time.

                 ProLiance Energy, LLC
     ProLiance Energy, LLC (ProLiance), a nonregulated marketing affiliate of Indiana Energy, began providing natural gas and related services to Indiana Gas and Citizens Gas and Coke Utility (Citizens Gas) effective
April 1, 1996. ProLiance also provides products and services to other utilities and customers in Indiana and surrounding states. ProLiance assumed the business of Indiana Energy Services, Inc., an indirect wholly owned subsidiary of Indiana Energy, which had provided similar services to other customers and from January 1, 1996, to March 31, 1996, to Indiana Gas.

    ProLiance recently announced plans to add power marketing to its services offered beginning in late fiscal
1997. Power marketing involves buying electricity on the wholesale market and then reselling it to other marketers, utilities and other customers.

    The sale of gas and provision of other services to Indiana Gas by Indiana Energy's marketing affiliates are subject to regulatory review through the quarterly gas cost adjustment proceeding currently pending before the IURC.

    Two proceedings which may affect the formation, operation or earnings of ProLiance are currently pending before the IURC. The first proceeding was initiated by a small group of Indiana Gas' and Citizens Gas' large-volume customers who contend that the gas service contracts between ProLiance and Indiana Gas and Citizens Gas should be disapproved by the IURC or, alternatively, that the IURC should regulate the operations of ProLiance. On
September 27, 1996, the IURC issued a partial decision in that proceeding and found that ProLiance is not subject to regulation as a public utility. The IURC did confirm that it will continue to monitor gas costs incurred by Indiana
Gas. Hearings on the remaining issues were concluded on October 9, 1996. The company is currently awaiting a decision from the IURC.

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

                      CIGMA, LLC
    On April 1, 1997, IGC Energy, Inc., an indirect wholly owned subsidiary of Indiana Energy, and Citizens By-
Products Coal Company, a wholly owned subsidiary of Citizens Gas, formed CIGMA, LLC (CIGMA), a jointly and equally owned limited liability company. CIGMA provides materials acquisition and related services that are used by Indiana Gas and Citizens Gas, as well as similar services for third parties. CIGMA is expected to generate cost savings for the utilities by enabling more efficient purchasing, warehousing and distribution of materials and equipment.

               Energy Systems Group, LLC
    On May 23, 1997, IGC Energy, Inc., Citizens By-
Products Coal Company and Energy Systems Group, Inc.
(ESGI) formed Energy Systems Group, LLC (ESG), an equally owned limited liability company. ESG will provide a package of products, services and skills to help energy users achieve enhanced energy and operational performance.
The packages will provide for improvements to be paid for by the customers from savings generated within their existing operating budgets. ESG will assume the responsibilities of ESGI, an energy related performance contracting firm and wholly owned subsidiary of SIGCORP, Inc.

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers.

    On August 12, 1997, Indiana Gas signed an agreement with PSI Energy, Inc. (PSI) with respect to thirteen of the nineteen sites where PSI is a potentially responsible party (PRP), which provides for an equal sharing between Indiana Gas and PSI of past and future response costs at the thirteen sites. Further, Indiana Gas and PSI must jointly approve future management of the sites and the decisions to spend additional funds. Indiana Gas previously entered into an agreement with PSI providing for the sharing of costs related to another site. Indiana Gas expects in the near future to commence negotiations with PSI and Northern
Indiana Public Service Company (NIPSCO) regarding the other five sites for which each is considered a PRP. These five sites are already the subject of an agreement between Indiana Gas and NIPSCO.

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

    On April 14, 1995, Indiana Gas filed suit in the
United States District Court for the Northern District of
Indiana, Fort Wayne Division, against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law and has appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit.
However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of June 30, 1997, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount in excess of $14.7 million.

    The Court's rulings have had no material impact on earnings since Indiana Gas has previously recorded all costs (in aggregate $14.9 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

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

Liquidity and Capital Resources

    New construction, normal system maintenance and improvements, and information technology investments to provide service to a growing customer base will continue to require substantial capital expenditures. Capital expenditures for fiscal 1997 are estimated at $69.8 million of which $52.4 million have been expended during the nine-month period ended June 30, 1997. For the twelve months ended June 30, 1997, Indiana Gas' capital expenditures totaled $83.1 million. Of this amount, 61 percent was provided by funds generated internally (net income less dividends plus charges to net income not requiring funds).

    Indiana Gas' long-term goal is to fund internally at least 75 percent of its construction program.
Capitalization objectives for Indiana Gas are 55-65 percent common equity and 35-45 percent long-term debt.
This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa3 by Moody's Investors Service and AA- by Standard & Poor's Corporation. Indiana Gas' ratio of earnings to fixed charges was 4.4 for the twelve months ended June 30, 1997 (see Exhibit 12).

    During July 1997, Indiana Gas issued $15 million in aggregate principal amount of its Medium-Term Notes, Series
E (Notes) as follows: $5.0 million of 6.42% Notes due July
7, 2027; $3.5 million of 6.68% Notes due July 7, 2027; and
$6.5 million of 6.54% Notes due July 9, 2007. The net proceeds from the sale of the Notes will be used to finance
Indiana Gas' continuing construction program and for other corporate purposes.

    Indiana Gas plans to finance the redemption of its $35 million of 6 5/8% Series D Notes, due December 1, 1997, and its near-term working capital requirements by the use of short-term and long-term debt.

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

Forward-Looking Information

     Cautionary Statement for Purposes of the "Safe
Harbor" Provisions of the Private Securities Litigation
Reform Act of 1995.

     A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform
Act of 1995 (Reform Act of 1995).  The Reform Act of
1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion And Analysis Of Results Of
Operations And Financial Condition, including, but not limited to, Indiana Energy's new earnings growth strategy, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing the words "aim," "anticipate," "endeavor," "estimate,"
"expect," "objective," "projection," "forecast,"
"goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Indiana Energy's or Indiana Gas' actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

     Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs;
unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments;
environmental or pipeline incidents; or gas pipeline system constraints.

     Increased competition in the energy environment, including effects of: industry restructuring and unbundling.

     Regulatory factors such as unanticipated changes in rate-setting policies or procedures; recovery of investments made under traditional regulation, and the frequency and timing of rate increases.

     Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards
Board, the Securities and Exchange Commission, the
Federal Energy Regulatory Commission, state public utility commissions, state entities which regulate natural gas transmission, gathering and processing, and similar entities with regulatory oversight.

     Economic conditions including inflation rates and monetary fluctuations.

     Changing market conditions and a variety of other factors associated with physical energy and financial trading activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.

     Availability or cost of capital, resulting from changes in: Indiana Energy, Indiana Gas, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

     Employee workforce factors, including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

     Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

     Costs and other effects of legal and
administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in the Other
Operating Matters section of Management's Discussion
And Analysis Of Results Of Operations And Financial
Condition.

     Changes in Federal, state or local legislative requirements, such as changes in tax laws or rates, environmental laws and regulations.

     Indiana Energy and Indiana Gas undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

Indiana Gas Company, Inc. and Subsidiary Companies
Part II - Other Information

Item 1.    Legal Proceedings

   See Note 8 of the Notes to Consolidated Financial
Statements for litigation matters involving insurance carriers pertaining to Indiana Gas' former manufactured gas plants and storage facilities.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits
           10-A Indiana Energy, Inc. Directors Compensation
                Deferral Plan, as amended and restated effective May 1, 1997. Incorporated by reference to
                Exhibit 10-A to Indiana Energy, Inc.'s Quarterly Report on Form 10-Q for the period ended
                June 30, 1997.

           10-B Indiana Energy, Inc. Directors Restricted Stock
                Plan, as amended and restated effective May 1, 1997. Incorporated by reference to Exhibit 10-B to Indiana Energy, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 1997.

           12 Computation of Ratio of Earnings to Fixed Charges, filed herewith.


           27   Financial Data Schedule, filed herewith.

       (b) On July 31, 1997, Indiana Gas filed a Current Report on
           Form 8-K to provide information related to the new growth strategy of Indiana Energy, Inc., the parent of Indiana Gas. Items reported include:
                 Item 5.   Other Events
                      Information related to Indiana Energy, Inc.'s new growth strategy.


                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INDIANA GAS COMPANY, INC.
                                    Registrant




Dated August 13, 1997    /s/Niel C. Ellerbrook
                         Niel C. Ellerbrook
                         Executive Vice President
                         and Chief Financial Officer



Dated August 13, 1997    /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Vice President and Controller