Form 10-K405
period 1997-09-30
INDIANA GAS CO INC
filed 1997-12-17
CIK 50183

December 17, 1997



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Gas Company, Inc.'s
Annual Report on Form 10-K for the year ended
September 30, 1997, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Douglas S. Schmidt
Douglas S. Schmidt

DSS:tmw

Enclosures




           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC.  20549

                               FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997

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

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock-Without par value   9,080,770       November 30, 1997
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

       (c)  Narrative Description of the Business.

            During fiscal 1997, Indiana Gas supplied gas to about 477,000 residential, commercial and industrial customers in 281 communities in 48 of the 92 counties in the state of Indiana. The service area has a population of approximately 2 million and contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive parts and accessories, feed, flour and grain processing, metal castings, aluminum products, gypsum products, electrical equipment, metal specialties and glass.

            The largest communities served include
       Muncie, Anderson, Lafayette-West Lafayette,
       Bloomington, Terre Haute, Marion, New Albany,
       Columbus, Jeffersonville, New Castle and
       Richmond. While Indiana Gas does not serve in Indianapolis, it does serve the counties and communities which border that city.

            For the fiscal year ended September 30,
       1997, residential customers provided 62 percent of revenues, small commercial 23 percent and contract (large commercial and industrial) 15 percent. At such date, approximately 99 percent of Indiana Gas' customers used gas for space heating, and space heating revenues from these customers for the fiscal year were 85 percent of total operating revenues. Sales of gas are seasonal and strongly affected by variations in weather conditions. During the fiscal year ended
       September 30, 1997, Indiana Gas added
       approximately 12,100 residential and commercial customers.

            Indiana Gas sells gas directly to
       residential, small commercial and contract customers at approved rates. Indiana Gas also transports gas through its pipelines at approved rates to contract customers which have purchased gas directly from producers or through brokers and marketers. The total volumes of gas provided to both sales and transportation customers is referred to as throughput.

            Gas transported on behalf of end-use
       customers in fiscal 1997 represented 34 percent
       (41,874 MDth) of throughput compared to 27 percent (34,165 MDth) in 1996 and 30 percent
       (33,312 MDth) in 1995. Although revenues are lower, rates for transportation generally provide the same margins as would have been earned had the gas been sold under normal sales tariffs.

            Effective April 1, 1996, Indiana Gas
       purchases all of its natural gas from ProLiance
       Energy, LLC, a gas marketing affiliate of Indiana
       Energy (see Item 7, ProLiance Energy, LLC).
       Indiana Gas has separate contracts with pipelines for storage of natural gas.

            Prices for gas and related services
       purchased by Indiana Gas are determined primarily by market conditions and rates established by the Federal Energy Regulatory Commission. Indiana Gas' rates and charges, terms of service, accounting matters, issuance of securities, and certain other operational matters are regulated by the Indiana
       Utility Regulatory Commission (IURC).

            Adjustments to Indiana Gas' rates and
       charges related to the cost of gas are made through gas cost adjustment (GCA) procedures established by Indiana law and administered by the IURC. The IURC has applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit net operating income, after adjusting to normal weather, to the level authorized in the last general rate order.
       The earnings test provides that no refund be paid to the extent a utility has not earned its authorized utility operating income over the previous 60 months (or during the period since the utility's last rate order, if longer). On
       November 9, 1995, the IURC approved a settlement agreement among Indiana Gas, the Office of the Utility Consumer Counselor and a group of large-volume gas users which provided for authorized utility operating income (weather normalized) of $54.2 million for Indiana Gas beginning in fiscal
       1996.

            Information regarding environmental matters affecting the company is incorporated herein by reference to Item 7, Environmental Matters.

       Indiana Gas had 949 full-time employees and 35 part-time employees as of September 30, 1997.

       For fiscal 1997, the Indiana Gas Board of
       Directors authorized management to undertake the actions necessary and appropriate to restructure
       Indiana Gas' operations. These actions by Indiana Gas were consistent with Indiana Energy,
       Inc.'s (Indiana Gas' parent) growth strategy that was approved by its board of directors during fiscal 1997. See Item 7, New Growth Strategy and
       Corporate Restructuring.

Item 2.       Property

            The properties of Indiana Gas are used for the purchase, production, storage and distribution of gas and are located primarily within the state of Indiana. As of September 30, 1997, such properties included 10,542 miles of distribution mains; 484,643 meters; four reservoirs currently being used for the underground storage of purchased gas with approximately 72,951 acres of land held under storage easements; 8,699,322 Dth of gas in company-owned underground storage with a daily deliverability of 134,160 Dth; 4,941,395 Dth of gas in contract storage with a daily deliverability of 53,563 Dth; and five liquefied petroleum (propane) air-gas manufacturing plants with a total daily capacity of 36,700 Dth of gas.

            Indiana Gas' capital expenditures during the fiscal year ended September 30, 1997, amounted to $71.9 million.

Item 3.       Legal Proceedings

            See Item 8, Note 10 for litigation matters involving insurance carriers pertaining to
       Indiana Gas' former manufactured gas plants and storage facilities.

            See Item 8, Note 12 for discussion of the
       IURC's decision in the complaint proceeding relating to the gas supply and portfolio administration agreements between ProLiance and
       Indiana Gas and ProLiance and Citizens Gas, and discussion of the subsequent appeal to that decision.

Item 4.       Submission of Matters to a Vote of Security Holders

            No matter was submitted during the fourth quarter of the fiscal year ended September 30, 1997, to a vote of security holders.

Item 4a.      Executive Officers of the Company

       The Executive Officers of the company are as follows:

                             Family
                             Relation-    Office or               Date Elected
Name                 Age     ship         Position Held           Or Appointed(1)
Lawrence A. Ferger    63     None         Chairman and Chief
                                          Executive Officer       Oct. 1, 1997
                                          Chairman, President
                                          and Chief Executive
                                          Officer                 Jan. 26, 1996
                                          President and Chief
                                          Executive Officer       July 1, 1987

Niel C. Ellerbrook    48     None         President               Oct. 1, 1997
                                          Executive Vice President
                                          and Chief Financial
                                          Officer                 Jan. 22, 1997
                                          Senior Vice President
                                          and Chief Financial
                                          Officer                 July 1, 1987

Paul T. Baker         57     None         Executive Vice
                                          President and Chief
                                          Operating Officer       Oct. 1, 1997
                                          Senior Vice President
                                          and Chief Operating
                                          Officer                 Aug. 1, 1991

Anthony E. Ard        56     None         Senior Vice President
                                          of Corporate Affairs    Jan. 9, 1995
                                                                  (through
                                                                  Sep. 30, 1997)
                                          Vice President -
                                          Corporate Affairs       Jan. 11, 1993
                                          Vice President and
                                          Secretary               Sep. 30, 1988

Timothy M. Hewitt    47      None         Vice President of
                                          Operations
                                          and Engineering         Jan. 9, 1995
                                          Vice President of Sales
                                          and Field Operations    Jan. 14, 1991

(1) Each of the officers has served continuously since the dates indicated unless otherwise noted.


Part II

Item 5.       Market for the Registrant's Common Equity and
              Related Stockholder Matters

            All of the outstanding shares of Indiana Gas' common stock are owned by Indiana Energy, Inc., and are not traded.

            During fiscal 1997, the company paid dividends of $6.5 million, $6.5 million, $6.5 million and $6.8 million in the first, second, third and fourth quarters, respectively.

            During fiscal 1996, the company paid dividends of $6.3 million, $6.3 million, $6.3 million and $6.5 million in the first, second, third and fourth quarters, respectively.

Item 6.       Selected Financial Data


                       INDIANA GAS COMPANY, INC.
                       AND SUBSIDIARY COMPANIES
                              (Thousands)

Year Ended September 30      1997(2)      1996     1995     1994     1993
Operating revenues          $530,407  $530,594 $403,810 $475,297 $499,278
Margin                       207,885   210,463  185,315  194,309  185,725
Operating expenses           178,874   156,910  139,127  146,466  141,452
Operating income              29,011    53,553   46,188   47,843   44,273
Interest and other - net      15,533    14,923   14,079   13,247   15,739
Net income                    13,478    38,630   32,109   34,596   28,534
Dividends on preferred stock       -         -        -        -      285
Earnings available for
    common stock            $ 13,478  $ 38,630 $ 32,109 $ 34,596 $ 28,249

Ratio of earnings to fixed       2.2       4.6      4.1      4.1      3.5
charges

Common shareholder's equity $268,762  $281,534 $268,154 $260,295 $249,099
Long-term debt (1)           154,733   174,733  173,693  156,851  184,901
                            $423,495  $456,267 $441,847 $417,146 $434,000

Total throughput             122,846   126,742  109,508  116,285  111,354

Annual heating degree days
    as a percent of normal      100%      108%      87%     102%      99%

Utility customers served -
    average                  477,235   465,166  454,817  443,498  433,000

Total Assets at Year-End    $665,719  $672,907 $655,933 $649,982 $621,658

(1)  Includes current maturities; excludes sinking fund requirements.
(2)  Reflects the recording of pre-tax restructuring costs of $39.5 million during the fourth quarter of fiscal 1997
     (see Item 8, Note 2).


Item 7.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition

      Results of Operations

      Net income before restructuring costs decreased slightly to $38.0 million in fiscal 1997 from $38.6 million in fiscal 1996 due primarily to weather that was 7 percent warmer than last year.
      This decrease was offset substantially by lower operating expenses, as well as the addition of new residential and commercial customers.

      For fiscal 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting after-tax restructuring charge of $24.5 million. These actions by Indiana Gas were consistent with Indiana Energy, Inc.'s (Indiana Gas' parent) growth strategy that was approved by its board of directors during fiscal 1997 (See New Growth Strategy and Corporate Restructuring). Net income for 1997 after the restructuring charge was $13.5 million.

      Net income increased to $38.6 million in fiscal 1996 from $32.1 million in fiscal 1995 primarily as a result of weather that was 25 percent colder than the prior year, as well as the addition of new residential and commercial customers. This increase was offset somewhat by higher operation and maintenance expenses.

      Margin (Revenues Less Cost of Gas)
      In 1997, margin decreased 1 percent ($2.6 million) when compared to 1996. The decrease is primarily attributable to normal weather which was 7 percent warmer than the same period last year, offset substantially by the addition of new residential and commercial customers.

      In 1996, margin increased 14 percent ($25.1 million) when compared to 1995. The increase was primarily attributable to weather that was 25 percent colder than the prior year and 8 percent colder than normal. Additional residential and commercial customers, as well as rate recovery (beginning May 1995) of postretirement benefit costs recognized in accordance with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106), also contributed to the increase.

      In 1997, total system throughput (combined sales and transportation) decreased 3 percent (3.9 MMDth) when compared to last year. In 1996, throughput increased 16 percent (17.2 MMDth) when compared to 1995. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

      Total average cost per dekatherm of gas purchased (average commodity and demand) was $3.64 in 1997, $3.14 in 1996 and $2.53 in 1995. The price swings are due primarily to changing commodity costs in the marketplace.

      Operating Expenses
      Operation and maintenance expenses decreased approximately $4.6 million in 1997 when compared to 1996. The decrease is due in part to lower distribution system costs than in 1996 when certain projects were accelerated because of the increased margin resulting from the very cold weather. Lower costs for uncollectible accounts also contributed to the decrease.

      Operation and maintenance expenses increased approximately $8.5 million in 1996 when compared to 1995. The increase was primarily attributable to higher performance-based compensation and the recognition (beginning May 1995) of postretirement benefit costs in accordance with SFAS 106. In addition, the increased margin resulting from the very cold weather allowed for the acceleration of certain projects to help maintain and strengthen the distribution system.

      Restructuring costs of $39.5 million (pre-tax) were recorded in 1997 related to the implementation of Indiana Energy, Inc.'s new growth strategy (see New Growth Strategy and Corporate
      Restructuring).

      Depreciation and amortization expense increased in both 1997 and 1996 as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

      Federal and state income taxes decreased in 1997 due primarily to the recording of restructuring costs. Federal and state income taxes increased in 1996 due to an increase in taxable income.

      Taxes other than income taxes increased in 1997 due primarily to higher property tax expense as the result of additions to utility plant. Taxes other than income taxes increased in 1996 due to higher property tax expense, and higher gross receipts tax expense resulting from increased revenue.

      Interest Expense
      Interest expense increased in 1997 and 1996 due to increases in average debt outstanding, slightly offset by decreases in interest rates.

      Other Operating Matters

      New Growth Strategy and Corporate Restructuring
      In April 1997, the Board of Directors of Indiana Energy, Inc. (Indiana Energy), Indiana Gas' parent, approved a new growth strategy designed to support Indiana Energy's transition into a more competitive environment. As part of this new growth strategy, Indiana Energy will endeavor to become a leading regional provider of energy products and services and to grow its consolidated earnings per share by an average of 10 percent annually over the next five years. To achieve such earnings growth, Indiana Energy's aim is to grow the earnings contribution from nonutility operations to over 20 percent of its total annual earnings within the next five years, and to aggressively manage costs within its utility operations.

      For fiscal 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after-tax) as described below. These actions by Indiana Gas were consistent with Indiana Energy's new growth strategy.

      In July 1997, Indiana Gas advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees within five years. The reductions are being implemented through involuntary separation and attrition. As a result of initial work force reductions during September 1997, employees totaled approximately 950 as of September 30, 1997. Indiana Gas recorded restructuring costs of $5.4 million related to the 1997 and planned work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits.

      Further, Indiana Gas' management has committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million to adjust the carrying value of those assets to estimated fair value.

      In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries, as well as to third-parties in the future. Services to be provided include human resources functions, information technology and various financial services. These services had been provided by Indiana Gas in the past. IEI Services has been designed to avoid duplicate business unit support costs, eliminate low-value support activities and to assist in cost containment, which should help Indiana Energy in meeting its earnings growth targets.

      As a result of the restructuring, Indiana Energy expects reductions in future operating expenses, which should help it to be more successful in an increasingly competitive energy marketplace.

      ProLiance Energy, LLC
      ProLiance Energy, LLC (ProLiance), a nonregulated marketing affiliate of Indiana Energy, began providing natural gas and related services to Indiana Gas and Citizens Gas and Coke Utility (Citizens Gas) effective April, 1, 1996. ProLiance also provides products and services to other utilities and customers in Indiana and surrounding states. ProLiance assumed the business of Indiana Energy Services, Inc., an indirect wholly owned subsidiary of Indiana Energy, which had provided similar services to other customers and from January 1, 1996, to March 31, 1996, to Indiana Gas.

      The sale of gas and provision of other services to Indiana Gas by Indiana Energy's marketing affiliates are subject to regulatory review through the quarterly gas cost adjustment proceeding currently pending before the IURC.

      On September 12, 1997, the Indiana Utility Regulatory Commission
      (IURC) issued the decision in the complaint proceeding relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas. The IURC concluded that these agreements are consistent with the public interest. The management of Indiana Energy believes that the decision is supportive of the utilities' relationship with ProLiance in all material respects.

      This decision is particularly important because the IURC has recognized that significant customer benefits can be achieved if utilities are encouraged to work toward innovative customer solutions in the changing energy marketplace. As a result of ProLiance's provision of service to Indiana Gas and Citizens Gas, in excess of $50 million in gas costs savings will be realized for the customers of those utilities over the initial four and one-half year term of the utilities' agreements. Further, the IURC has recognized that benefits for investors are appropriate when risks are being assumed by those investors.

      The IURC's decision suggests that all material provisions of the agreements between ProLiance and the utilities are reasonable. In the decision the IURC acknowledged that the utilities' purchases of gas commodity from ProLiance at index prices, as compared to ProLiance's actual cost, is not unreasonable. The IURC also acknowledged that the amounts paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the fees paid by the utilities to ProLiance for portfolio administration services are not unreasonable. Nevertheless, with respect to each of these matters, the IURC concluded that additional findings in the gas cost adjustment (GCA) process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

      On October 6, 1997, counsel for Indiana Gas was served with certain filings made with the Indiana Court of Appeals (Court) by the Petitioners and the Indiana Office of Utility Consumer Counselor
      (OUCC). The effect of these filings is to initiate an appeal of the IURC's decision by the Petitioners and the OUCC.

      Pursuant to the procedure governing appeals of IURC decisions, at this time neither the Petitioners nor the OUCC have indicated on what basis they will attempt to challenge the IURC's decision. The schedule for the appeal proposed by the Petitioners and the OUCC indicates that the earliest they will likely disclose such a basis would be on January 12, 1998, when they would be obligated to file the IURC's record of proceedings with the Court.

      Although Indiana Gas' management believes that based upon applicable Indiana law and the IURC's record of proceedings in the ProLiance case the IURC's decision should be upheld by the Court, there can be no assurance as to that outcome.

      While the results of the appeal and the pending GCA proceeding cannot be predicted, management does not expect this matter to have a material impact on Indiana Gas' financial position or results of operations.

      CIGMA, LLC
      On April 1, 1997, IGC Energy and Citizens By-Products Coal Company formed CIGMA, LLC (CIGMA), a jointly and equally owned limited liability company. CIGMA provides materials acquisition and related services that are used by Indiana Gas and Citizens Gas, as well as similar services for third parties. CIGMA is generating cost savings for the utilities by enabling purchase discounts and more efficient purchasing, warehousing and distribution of materials and equipment.

      Environmental Matters
      Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It has been seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers.

      During 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. This ruling was affirmed by the Indiana Court of Appeals. On August 15, 1997, the Indiana Supreme Court denied Indiana Gas' petition for transfer and the IURC order became final.

      On August 12, 1997, Indiana Gas and PSI Energy, Inc. (PSI) signed an agreement with respect to thirteen of the nineteen sites where PSI is a PRP, which provides for an equal sharing between Indiana Gas and PSI of past and future response costs at the thirteen sites. Indiana Gas and PSI must jointly approve future management of the sites and the decisions to spend additional funds. Indiana Gas previously entered into an agreement with PSI providing for the sharing of costs related to another site. Five other sites are already the subject of an agreement between Indiana Gas and Northern Indiana Public Service Company (NIPSCO) which provides for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the sites. Indiana Gas further expects in the near future to commence negotiations with PSI and NIPSCO regarding these five sites for the purpose of including PSI in the Indiana Gas-NIPSCO agreement.

      On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division (the Court) against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies.
      Based on discussions with counsel, the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law and has appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit. However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. The appeal has been set for oral argument on January 6, 1998. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of September 30, 1997, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

      The Court's rulings have had no material impact on earnings since Indiana Gas has previously recorded all costs (in aggregate $14.7 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

      For further information regarding the status of investigation and remediation of the sites, PRPs and financial reporting see Note 10 of the Notes to Consolidated Financial Statements.

      Postretirement Benefits Other Than Pensions
      On May 3, 1995, the IURC issued an order authorizing Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS
      106). The Office of Utility Consumer Counselor appealed the order; however, on January 21, 1997, the Indiana Court of Appeals affirmed the IURC decision authorizing recovery.

      Gas Cost Adjustment
      Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment (GCA) procedures established by Indiana law and administered by the IURC. The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

      In addition, the IURC has applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit utility operating income, after adjusting to normal weather, to the level authorized in the last general rate order. The earnings test provides that no refund be paid to the extent a utility has not earned its authorized utility operating income over the previous 60 months (or during the period since the utility's last rate order, if longer). On November 9, 1995, the IURC approved a settlement agreement among Indiana Gas, the Office of Utility Consumer Counselor and a group of large-volume gas users which provided for authorized utility operating income (weather normalized) of $54.2 million for Indiana Gas beginning in fiscal 1996.

      Liquidity and Capital Resources
      Indiana Gas' capitalization objectives are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt. Indiana Gas' common equity component was 59 percent of its total capitalization at September 30, 1997.

      New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Total capital required to fund capital expenditures and refinancing requirements for 1996 and 1997, along with estimated amounts for 1998 through 2000, is as follows:


      Thousands                  1996    1997    1998    1999    2000
      Capital expenditures    $66,000 $72,000 $56,000 $58,000 $59,000
      Refinancing requirements 19,000       -  35,000  10,000       -
                              $85,000 $72,000 $91,000 $68,000 $59,000


      Indiana Gas' long-term goal is to internally fund at least 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa3 by Moody's Investors Service and AA- by Standard & Poor's Corporation. In 1997, 58 percent of Indiana Gas' capital expenditures was funded internally (i.e. from utility income less dividends plus charges to utility income not requiring funds). In 1996, 70 percent of capital expenditures was provided by funds generated internally. External funds required for the 1997 construction program were obtained primarily through a combination of short-term and long-term debt. Indiana Gas' ratio of earnings to fixed charges was 2.2 for 1997. Before restructuring costs, Indiana Gas' ratio of earnings to fixed charges for 1997 was 4.4. (see Exhibit 12).

      During July 1997, Indiana Gas issued $15 million in aggregate principal amount of its Medium-Term Notes, Series E as follows:
      $5.0 million of 6.42% Notes due July 7, 2027; $3.5 million of 6.68% Notes due July 7, 2027; and $6.5 million of 6.54% Notes due July 9, 2007.

      Provisions under which certain of Indiana Gas' Series E Medium-Term Notes were issued entitle the holders of $30 million of these notes to put the debt back to Indiana Gas at face value at a specified date before maturity beginning in 2000. Long-term debt subject to the put provisions during the three years following 1997 totals $5 million.

      As of September 30, 1997, Indiana Gas had IURC authority to issue up to $95 million in additional debt securities. In October 1997, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to the issuance of up to $95 million in debt securities and in November 1997 filed a prospectus supplement with respect to $95 million in Medium-Term Notes, Series
      F. In December 1997, Indiana Gas issued under this registration statement $35 million in aggregate principal amount of its Medium-Term Notes, Series F as follows: $20 million of 6.34% Notes due December 10, 2027; and $15 million of 6.36% Notes due December 6, 2004. The net proceeds from the sale of these new debt securities and the July 1997 sale of Series E Notes will be used to refinance certain of Indiana Gas' long-term debt issues and to refinance short-term obligations incurred in connection with Indiana Gas' ongoing construction program and other corporate purposes.

      In December 1997, Indiana Gas also retired $35 million of 6 5/8% Series D Notes and called $24.7 million of 8 1/2% Series B
      Debentures.  Indiana Gas' 8.90% Notes will mature in July 1999.

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

      Forward-Looking Information
      Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

      A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of
      1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to, Indiana
      Energy's new earnings growth strategy, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing the words "aim," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Indiana Energy's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

            Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; or gas pipeline system constraints.

            Increased competition in the energy environment, including effects of industry restructuring and unbundling.

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

            Changing market conditions and a variety of other factors associated with physical energy and financial trading activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate and warranty risks.

            Availability or cost of capital, resulting from changes in:
            Indiana Energy, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

            Employee workforce factors, including changes in key executives, collective bargaining agreements with union employees or work stoppages.

            Legal and regulatory delays and other obstacles associated with mergers, acquisitions and investments in joint ventures such as the ProLiance complaint proceeding.

            Costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters, including, but not limited to, those described in the Other Operating Matters section of Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

      The integrity and objectivity of the data in this report, including required estimates and judgments, are the responsibility of management. Management maintains a system of internal controls and utilizes an internal auditing program to provide reasonable assurance of compliance with company policies and procedures and the safeguard of assets.

      The board of directors pursues its responsibility for these financial statements through its audit committee, which meets periodically with management, the internal auditors and the independent auditors, to assure that each is carrying out its responsibilities. Both the internal auditors and the independent auditors meet with the Audit Committee of the company's board of directors, with and without management representatives present, to discuss the scope and results of their audits, their comments on the adequacy of internal accounting controls and the quality of financial reporting.


      /s/ Niel C. Ellerbrook
      Niel C. Ellerbrook
      President


      Report of Independent Public Accountants

      To the Shareholders and Board of Directors of Indiana Gas Company,
      Inc.:

      We have audited the accompanying consolidated balance sheets and schedules of long-term debt of Indiana Gas Company, Inc. (an Indiana corporation and wholly owned subsidiary of Indiana Energy, Inc.) and subsidiary companies as of September 30, 1997, and 1996, and the related consolidated statements of income, common shareholder's equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Gas Company, Inc. and subsidiary companies, as of September 30, 1997, and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.


      /s/ Arthur Andersen LLP
      Arthur Andersen LLP
      Indianapolis, Indiana
      October 31, 1997


                          INDIANA GAS COMPANY, INC.
                          AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                (Thousands)

                                                    Year Ended September 30
                                                1997          1996         1995
OPERATING REVENUES                           $ 530,407    $ 530,594    $ 403,810
COST OF GAS (See Note 12)                      322,522      320,131      218,495
MARGIN                                         207,885      210,463      185,315

OPERATING EXPENSES:
    Other operation and maintenance             79,567       84,136       75,608
    Restructuring costs (See Note 2)            39,531            -            -
    Depreciation and amortization               35,054       33,232       31,265
    Income taxes                                 7,852       23,174       19,216
    Taxes other than income taxes               16,870       16,368       13,038
                                               178,874      156,910      139,127

OPERATING INCOME                                29,011       53,553       46,188

OTHER INCOME - NET                                 832          888        1,423

INCOME BEFORE INTEREST AND OTHER                29,843       54,441       47,611

INTEREST AND OTHER CHARGES:
    Interest on long-term debt                  14,194       14,882       13,474
    Interest on notes payable                    1,597          337          971
    Allowance for borrowed funds used
      during construction                         (596)        (283)        (215)
    Other interest                                 983          688        1,085
    Other amortization                             187          187          187
                                                16,365       15,811       15,502

NET INCOME                                   $  13,478    $  38,630    $  32,109

The accompanying notes are an integral part of these statements.



                                   INDIANA GAS COMPANY, INC.
                                   AND SUBSIDIARY COMPANIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Thousands)


                                                                 Year Ended September 30
                                                               1997        1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 13,478    $ 38,630   $ 32,109

   Adjustments to reconcile net income to cash
     provided from operating activities -
       Noncash restructuring costs                            32,838           -          -
       Depreciation and amortization                          35,241      33,419     31,452
       Deferred income taxes                                 (12,618)        804      3,994
       Investment tax credit                                    (930)       (930)      (930)
                                                              54,531      33,293     34,516
       Changes in assets and liabilities -
         Receivables - net                                   (10,524)     (3,818)     3,634
         Inventories                                          24,026      19,966      5,189
         Accounts payable, customer deposits, advance
            payments and other current liabilities            (4,519)    (13,658)    40,686
         Accrued taxes and interest                            4,528      (4,020)   (12,375)
         Recoverable/refundable gas costs                     (3,133)     (7,593)   (26,712)
         Accrued postretirement benefits other than pensions   8,134       3,505      5,963
         Other - net                                             900       2,275      7,666

           Total adjustments                                  73,943      29,950     58,567

             Net cash flows from operations                   87,421      68,580     90,676

CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES:
    Sale of long-term debt                                    15,000      20,000     20,000
    Reduction in long-term debt                                    -     (18,960)    (3,158)
    Net change in short-term borrowings                       (4,236)     22,011    (28,325)
    Dividends on common stock                                (26,250)    (25,250)   (24,250)

        Net cash flows required for financing activities     (15,486)     (2,199)   (35,733)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                     (71,907)    (66,381)   (54,943)

        Net cash flows required for investing activities     (71,907)    (66,381)   (54,943)

NET INCREASE (DECREASE) IN CASH                                   28           -          -

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                        20          20         20

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $     48    $     20   $     20


The accompanying notes are an integral part of these statements.



                                 INDIANA GAS COMPANY, INC.
                                 AND SUBSIDIARY COMPANIES

                                CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                         (Thousands)


                                                          September 30
                                                        1997        1996
UTILITY PLANT:
    Original cost                                    $ 951,617   $ 931,092
    Less - accumulated depreciation and amortization   361,936     344,268
                                                       589,681     586,824


NONUTILITY PLANT - NET                                       3          33


CURRENT ASSETS:
    Cash and cash equivalents                               48          20
    Accounts receivable, less reserves of
        $1,784 and $1,853 respectively (See Note 12)    25,186      15,468
    Accrued unbilled revenues                            8,964       8,158
    Materials and supplies - at average cost                63       4,611
    Liquefied petroleum gas - at average cost              872         507
    Gas in underground storage - at last-in,
        first-out cost                                  19,240      39,083
    Recoverable gas costs                                5,843       2,710
    Prepayments and other                                3,695          43
                                                        63,911      70,600


DEFERRED CHARGES:
    Unamortized debt discount and expense                6,980       7,477
    Other                                                5,144       7,973
                                                        12,124      15,450


                                                     $ 665,719   $ 672,907



The accompanying notes are an integral part of these statements.



                           INDIANA GAS COMPANY, INC.
                           AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                      SHAREHOLDER'S EQUITY AND LIABILITIES
                                    (Thousands)


                                                                  September 30
                                                                1997        1996
CAPITALIZATION:
    Common stock and paid-in capital                         $ 142,995   $ 142,995
    Retained earnings                                          125,767     138,539
        Total common shareholder's equity                      268,762     281,534
    Long-term debt (see schedule)                              154,733     174,733
                                                               423,495     456,267

CURRENT LIABILITIES:
    Maturities and sinking fund requirements of long-term debt  35,000           -
    Notes payable                                               20,000      24,236
    Accounts payable (See Note 12)                              39,456      49,402
    Customer deposits and advance payments                      20,405      14,256
    Accrued taxes                                                8,659       4,206
    Accrued interest                                             2,580       2,505
    Other current liabilities                                   24,105      24,827
                                                               150,205     119,432

DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes                                       55,205      66,862
    Accrued postretirement benefits other than pensions         23,038      14,904
    Unamortized investment tax credit                           10,243      11,173
    Regulatory income tax liability                              1,874       2,835
    Other                                                        1,659       1,434
                                                                92,019      97,208

COMMITMENTS AND CONTINGENCIES (See Notes 9, 10 & 12)                 -           -


                                                             $ 665,719   $ 672,907

The accompanying notes are an integral part of these statements.



                              INDIANA GAS COMPANY, INC.
                              AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                              (Thousands except shares)





                                            COMMON STOCK AND
                                             PAID-IN CAPITAL         RETAINED
                                           SHARES      AMOUNT        EARNINGS      TOTAL
BALANCE AT SEPTEMBER 30, 1994             9,080,770   $  142,995   $  117,300   $  260,295

  Net income                                                           32,109       32,109

  Common stock dividends ($2.67 per share)                            (24,250)     (24,250)

BALANCE AT SEPTEMBER 30, 1995             9,080,770      142,995      125,159      268,154

  Net income                                                           38,630       38,630

  Common stock dividends ($2.78 per share)                            (25,250)     (25,250)

BALANCE AT SEPTEMBER 30, 1996             9,080,770      142,995      138,539      281,534

  Net income                                                           13,478       13,478

  Common stock dividends ($2.89 per share)                            (26,250)     (26,250)

BALANCE AT SEPTEMBER 30, 1997             9,080,770   $  142,995   $  125,767   $  268,762


The accompanying notes are an integral part of these statements.



                                 INDIANA GAS COMPANY, INC.
                                 AND SUBSIDIARY COMPANIES

                          CONSOLIDATED SCHEDULES OF LONG-TERM DEBT
                                       (Thousands)



                                                                 September 30
                                                            1997            1996
LONG-TERM DEBT:
Unsecured Notes Payable
   6 5/8% Series D, due December 1, 1997                 $  35,000       $  35,000
   8.90%, due July 15, 1999                                 10,000          10,000
   6.54% Series E, due July 9, 2007                          6,500               -
   6.69% Series E, due June 10, 2013                         5,000           5,000
   7.15% Series E, due March 15, 2015                        5,000           5,000
   6.69% Series E, due December 21, 2015                     5,000           5,000
   6.69% Series E, due December 29, 2015                    10,000          10,000
   9 3/8%, due January 15, 2021                             25,000          25,000
   9 1/8% Series A, due February 15, 2021                   40,000          40,000
   8 1/2% Series B Debentures, due September 15, 2021       24,733          24,733
   6.31% Series E, due June 10, 2025                         5,000           5,000
   6.53% Series E, due June 27, 2025                        10,000          10,000
   6.42% Series E, due July 7, 2027                          5,000               -
   6.68% Series E, due July 7, 2027                          3,500               -
                                                           189,733         174,733

Less - Maturities and sinking fund requirements             35,000               -

                                                         $ 154,733       $ 174,733


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

      B.  Utility Plant and Depreciation
      Except as described below, utility plant is stated at the original cost and includes allocations of payroll-related costs and administrative and general expenses, as well as an allowance for the cost of funds used during construction. Upon normal retirement of a depreciable unit of property, the cost is credited to utility plant and charged to accumulated depreciation together with the cost of removal, less any salvage. No gain or loss is recognized upon normal retirement.

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

      C.  Unamortized Debt Discount and Expense
      Indiana Gas was authorized as part of an August 17, 1994 order from the Indiana Utility Regulatory Commission (IURC) to amortize over a 15-year period the debt discount and expense related to new debt issues and future premiums paid for debt reacquired in connection with refinancing. Debt discount and expense for issues in place prior to this order are being amortized over the lives of the related issues. Premiums paid prior to this order for debt reacquired in connection with refinancing are being amortized over the life of the refunding issue.

      D.  Cash Flow Information
      For the purposes of the Consolidated Statements of Cash Flows, the company considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


      Thousands                               1997      1996      1995
      Interest (net of amount capitalized)$ 15,129  $ 15,435  $ 14,218
      Income taxes                        $ 19,142  $ 29,451  $ 26,206


      E.  Revenues
      To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

      F.  Gas in Underground Storage
      Gas in underground storage as of September 30, 1997, was $19.2 million compared to $39.1 million at September 30, 1996. This decrease resulted primarily from Indiana Gas' replacement of contract storage services with city gate delivery services.

      Based on the average cost of purchased gas during September 1997, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at September 30, 1997, by approximately $11,204,000.

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

      The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.


      Thousands                   1997    1996   1995
      AFUDC - borrowed funds    $  596   $ 283  $ 215
      AFUDC - equity funds         487     232    176
      Total AFUDC capitalized   $1,083   $ 515  $ 391


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

      2. Corporate Restructuring

      In April 1997, the Board of Directors of Indiana Energy, Inc. (Indiana Energy), Indiana Gas' parent, approved a new growth strategy designed to support Indiana Energy's transition into a more competitive environment.

      For fiscal 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after tax) as described below. These actions by Indiana Gas were consistent with Indiana Energy's new growth strategy.

      In July 1997, Indiana Gas advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees within five years. The reductions are being implemented through involuntary separation and attrition. As a result of initial work force reductions during September 1997, employees totaled approximately 950 as of September 30, 1997. Indiana Gas recorded restructuring costs of $5.4 million related to the 1997 and planned work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits.

      Further, Indiana Gas' management has committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million to adjust the carrying value of those assets to estimated fair value.

      In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries, as well as to third-parties in the future. Services to be provided include human resources functions, information technology and various financial services. These services had been provided by Indiana Gas in the past.

      3. Regulatory Assets and Liabilities

      Indiana Gas is subject to the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). Regulatory assets represent probable future revenue to Indiana Gas associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheet as of September 30 (in thousands) relate to the following:


      Regulatory Assets                                1997
      Postretirement benefits other than pensions  $  4,486
      Unamortized debt discount and expense           4,849
      Gas costs due from customers, net               5,843
      Deferred acquisition costs                        698
                                                   $ 15,876

      Regulatory Liabilities
      Amounts due to customers - income taxes, net $  1,874
                                                   $  1,874


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

      4.  Short-Term Borrowings

      Indiana Gas has available committed lines of credit of $60 million with approximately $20 million outstanding at September 30, 1997. These lines of credit are renewable annually and may be adjusted quarterly as borrowings fluctuate with seasonal needs and other short-term funding requirements. Indiana Gas' board of directors has authorized borrowings of up to $150 million under bank lines of credit. Indiana Gas has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees that are mutually agreeable. Notes payable to banks bore interest at rates negotiated with the bank at the time of borrowing.

      Bank loans outstanding during the reported periods were as follows:


      Thousands                                              1997     1996     1995
      Outstanding at year end                             $20,000  $24,236  $ 2,225
      Weighted average interest rates at year end            5.7%     5.4%     6.1%
      Weighted average interest rates during the year        5.5%     5.7%     5.7%
      Weighted average total outstanding during the year  $28,959  $ 5,930  $16,578
      Maximum total outstanding during the year           $89,725  $28,150  $50,000


      5.  Long-Term Debt

      During July 1997, Indiana Gas issued $15 million in aggregate principal amount of its Medium-Term Notes, Series E (Notes) as follows: $5.0 million of 6.42% Notes due July 7, 2027; $3.5 million of 6.68% Notes due July 7, 2027; and $6.5 million of 6.54% Notes due July 9, 2007. The net proceeds from the sale of the Notes will be used to refinance existing debt, to finance Indiana Gas' continuing construction program and for other corporate purposes.

      Consolidated maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 1997 are $35,000,000 in 1998, $10,000,000 in 1999, none in 2000 and 2001, and $4,500,000 in 2002.

      Provisions under which certain of Indiana Gas' Series E Medium Term Notes were issued entitle the holders of $30 million of these notes to put the debt back to Indiana Gas at face value at a specified date before maturity beginning in 2000. Long-term debt subject to the put provisions during the five years following 1997 totals $5,000,000 in 2000 and $11,500,000 in 2002.

      6.  Fair Value of Financial Instruments

      The estimated fair values of the company's financial instruments were as follows:


                                September 30, 1997  September 30, 1996
                                Carrying    Fair    Carrying    Fair
      Thousands                 Amount      Value   Amount      Value
      Cash and cash equivalents $     48   $     48 $     20    $     20
      Notes payable             $ 20,000   $ 20,000 $ 24,236    $ 24,236
      Long-term debt (includes
        amounts due within
        one year)               $189,733   $196,750 $174,733    $178,880


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

      7.  Capital Stock

      Indiana Gas has 16 million shares of authorized no par value common stock.

      Indiana Gas also has 4 million shares of authorized and unissued preferred stock.

      8.  Retirement Plans and Other Postretirement Benefits

      Through fiscal 1997, Indiana Gas had a defined contribution retirement savings plan which is qualified under sections 401(a) and 401(k) of the Internal Revenue Code. Under the terms of the retirement savings plan, eligible participants may direct a specified percentage of their compensation to be invested in shares of Indiana Energy's common stock or various investment funds. Participants in the retirement savings plan have, subject to prescribed limitations, matching company contributions made to the plan on their behalf, plus a year-end lump sum company contribution. During 1997, 1996 and 1995, Indiana Gas made contributions of $2,360,000, $2,445,000 and $2,335,000, respectively.

      Through fiscal 1997, Indiana Gas also had two non-contributory defined benefit retirement plans that cover all employees meeting certain minimum age and service requirements. One plan is designed for the non-bargaining employees and the other is designed for employees covered by a collective bargaining agreement. Benefits are determined by a formula based on the employee's base earnings, years of participation in the plan and the employee's age at retirement.

      The Indiana Gas defined benefit retirement plan assets are under custody of trustees and consist of actively managed stock and bond portfolios, as well as short-term investments. It is Indiana Gas' funding policy to maintain the pension plans on an actuarially sound basis. Under this policy, funding was $350,000 in 1997, $464,000 in 1996 and $143,000 in 1995.

      Through fiscal 1997, Indiana Gas had an unfunded supplemental retirement plan for certain management employees. Benefits are determined by a formula based on 65 percent of the participant's average monthly earnings, less benefits received under the company's pension and savings plans and the participant's primary Social Security benefits.

      Effective October 1, 1997, sponsorship of the retirement plans mentioned above, with the exception of the defined benefit retirement plan for bargaining employees, was transferred to Indiana Energy. Other than sponsorship of the plans, they remain unchanged in all material respects.

      The calculation of pension expense is as follows:


      Thousands                                      1997      1996     1995
      Pension benefits earned during the period  $  1,268  $  1,174 $  1,086
      Interest accrued on projected pension
         benefit obligation                         4,847     4,730    4,554
      Actual return on pension plan assets        (16,013)  (10,244)  (9,632)
      Net amortization, deferral and other          9,982     4,634    4,698
      Total pension expense                      $     84  $    294 $    706


      The following table reconciles the plans' funded status at September 30 with amounts recorded in Indiana Gas' financial statements. Certain assets and obligations of the plans have been deferred and recognized in the financial statements in subsequent periods.


      Thousands                                           1997      1996
      Actuarial present value of pension benefits:
         Vested benefits                              $ 57,337  $ 54,637
         Nonvested benefits                                164       159
         Effect of future salary increases               8,476     8,167
      Projected pension benefit obligation              65,977    62,963
      Plan assets at fair value                         87,801    75,748
      Plan assets in excess of projected
         pension benefit obligation at September 30     21,824    12,785
      Unrecognized adjusted prior service costs          2,526     1,966
      Unrecognized net assets at date of initial
         application                                    (1,515)   (1,776)
      Unrecognized net (gain) loss and other           (19,378)  (13,333)
      Prepaid (accrued) pension cost at September 30  $  3,457  $   (358)


      The weighted-average discount rate used in determining the actuarial present value of the SFAS 87 projected benefit obligation was 7.75 percent in 1997 and 8 percent in 1996. For 1997 and 1996, the expected long-term rate of return on assets used was 9 percent and the average rate of increase in future compensation levels used ranged from 5 to 5.5 percent. The average future service of plan participants used to compute amortization of the net assets existing at the date of initial application of SFAS 87 is approximately 17 years.

      Through fiscal 1997, Indiana Gas also had a postretirement health care and life insurance benefit plan provided to full-time employees who have completed 10 years of service and retire from the company. The plan pays stated percentages of most reasonable and necessary medical expenses incurred by retirees, after subtracting payments by other providers and after a stated deductible has been met. The plan also contains cost-sharing provisions (added in fiscal 1995) whereby employees retiring after January 1, 1996, are required to make contributions to the plan when increases in the company's health care costs exceed the general rate of inflation, as measured by the Consumer Price Index
      (CPI). These postretirement benefits are principally self-insured. Currently, this postretirement plan is not funded. Effective October 1, 1997, sponsorship of this plan was transferred to Indiana Energy. Other than sponsorship of the plan, it remains unchanged in all material respects.

      On May 3, 1995, the IURC issued an order authorizing Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS
      106). The Office of the Utility Consumer Counselor appealed the order, however, on January 21, 1997, the Indiana Court of Appeals affirmed the IURC decision authorizing recovery. Amounts accrued prior to the order were deferred as allowed by the IURC (see Note 3).

      Postretirement benefit cost, excluding the curtailment loss in 1997, consisted of the following components:


      Thousands                                  1997     1996    1995
      Service cost - benefits attributed to
          service during the period           $   770  $   806 $ 1,423
      Interest cost on accumulated
          postretirement obligation             3,311    3,264   4,186
      Amortization of transition obligation     2,280    2,280   2,772
      Amortization of net(gain)loss and other   1,397      978  (4,543)
      Total postretirement benefit cost       $ 7,758  $ 7,328 $ 3,838


      The following table reconciles the plan's funded status to the accrued postretirement benefit cost as reflected on the balance sheet as of September 30, 1997, and 1996:


      Thousands                                               1997      1996
      Accumulated postretirement benefit obligation:
        Retirees and dependents                           $ 24,811  $ 27,903
        Other fully eligible participants                    8,599     7,194
        Other active participants                            9,473     9,973
      Total accumulated postretirement benefit obligation   42,883    45,070
      Fair value of plan assets                                  -         -
      Accumulated postretirement benefit obligation
        in excess of plan assets                           (42,883)  (45,070)
      Unrecognized net (gain) loss                         (11,441)   (8,599)
      Unrecognized transition obligation                    31,286    38,765
      Accrued postretirement benefit
        cost at September 30                              $(23,038) $(14,904)


      The assumed health care cost trend rate for medical gross eligible charges used in measuring the accumulated postretirement benefit obligation as of September 30, 1997, was 7.5 percent for fiscal 1998. This rate is assumed to decrease gradually through fiscal 2003 to 5.5 percent and remain at that level thereafter. The assumed CPI rate, relating to the plan's cost sharing provisions for retirees, was 3.5 percent. A 1-percent increase in the assumed health care cost trend rates for each future year produces approximately a $1.0 million increase in the accumulated postretirement benefit obligation as of September 30, 1997, and approximately a $100,000 increase in the annual aggregate of the service and interest cost components of postretirement benefit cost. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75 percent in 1997 and 8 percent in 1996.

      9.  Commitments

      Estimated capital expenditures for 1998 are $56 million. Total lease expense was $2,200,000 in 1997, $2,863,000 in 1996 and
      $2,811,000 in 1995.

      Lease commitments are $1,121,000 in 1998, $594,000 in 1999,
      $425,000 in 2000, $361,000 in 2001, $329,000 in 2002 and $10,000 in
      total for all later years. There are no leases that extend beyond 2036. Indiana Gas has storage and supply contracts that range from one month to five years.

      10.  Environmental Costs

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

      Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Removal activities have been conducted at several sites and a remedial investigation/feasibility study (RI/FS) is nearing completion at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management. Indiana Gas and others continue to assess, on a site-by-site basis, whether any of the remaining sites require remediation, to what extent it is required and the estimated cost. Preliminary assessments (PAs) have been completed on all of the sites. Site investigations (SIs) and supplemental site investigations (SSIs) have been conducted at a number of the sites. Based upon the site work completed to date, Indiana Gas believes that a level of contamination that may require some level of remedial activity may be present at a number of the sites. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas is currently conducting groundwater monitoring at certain sites where deemed appropriate and will continue its evaluation of the sites as appropriate and necessary.

      Based upon the work performed to date, Indiana Gas has accrued remediation and related costs for the sites where remedial activities have taken place. PA/SI, SSI and groundwater monitoring costs have been accrued for the remaining sites where appropriate. Estimated costs of certain remedial actions that may likely be required have also been accrued. Costs associated with environmental remedial activities are accrued when such costs are probable and reasonably estimable. Indiana Gas does not believe it can provide an estimate of the reasonably possible total remediation costs for any site prior to completion of an RI/FS and the development of some sense of the timing for implementation of the potential remedial alternatives, to the extent such remediation is required. Accordingly, the total costs which may be incurred in connection with the remediation of all sites, to the extent remediation is necessary, cannot be determined at this time.

      Indiana Gas has been pursuing recovery from three separate sources for the costs it has incurred and expects to incur relating to the 26 sites. Those sources are insurance carriers, potentially responsible parties (PRPs) and recovery through rates from retail gas customers.

      During 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. This ruling was affirmed by the Indiana Court of Appeals. On August 15, 1997, the Indiana Supreme Court denied Indiana Gas' petition for transfer and the IURC order became final.

      Indiana Gas has also completed the process of identifying PRPs for each site. With the help of outside counsel, Indiana Gas has prepared estimates of the PRPs' share of environmental liabilities which may exist at each of the sites based on equitable principles derived from case law or applied by parties in achieving settlements. PRPs include two financially viable utilities, PSI Energy, Inc. (PSI) and Northern Indiana Public Service Company (NIPSCO). On August 12, 1997, Indiana Gas and PSI signed an agreement with respect to thirteen of the nineteen sites where PSI is a PRP, which provides for an equal sharing between Indiana Gas and PSI of past and future response costs at the thirteen sites. Indiana Gas and PSI must jointly approve future management of the sites and the decisions to spend additional funds. Indiana Gas previously entered into an agreement with PSI providing for the sharing of costs related to another site. Five other sites are already the subject of an agreement between Indiana Gas and NIPSCO which provides for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the sites. Indiana Gas further expects in the near future to commence negotiations with PSI and NIPSCO regarding these five sites for the purpose of including PSI in the Indiana Gas-NIPSCO agreement. The PSI and NIPSCO agreements, as well as the cost sharing estimates of other PRPs, have been utilized by Indiana Gas to record a receivable from PRPs for their share of the liability for work performed by Indiana Gas to date, as well as to accrue Indiana Gas' proportionate share of the estimated cost related to work not yet performed.

      On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division (the Court) against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies.
      Based on discussions with counsel, the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law and has appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit. However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of September 30, 1997, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

      The Court's rulings have had no material impact on earnings since Indiana Gas has previously recorded all costs (in aggregate $14.7 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

      The impact on Indiana Gas' financial position and results of operations of complying with federal, state and local environmental regulations related to former manufactured gas plant sites is contingent upon several uncertainties. These include the costs of any compliance activities which may occur and the timing of the actions taken, as well as the outcome of the appeal of the summary judgment rulings issued in favor of the insurers in the insurance litigation described above. Although Indiana Gas will endeavor to manage the manufactured gas plant remediation program so that any amounts received will be sufficient to fund environmental costs, there can be no assurance that in the future, environmental costs will not exceed related recoveries.

      11.  Income Taxes

      Indiana Energy, Inc. and subsidiary companies file a consolidated federal income tax return. Indiana Gas' current and deferred tax expense is computed on a separate company basis. The components of consolidated income tax expense for Indiana Gas, including amounts in "Other Income - Net" on the Consolidated Statements of Income, were as follows:


      Thousands                     1997     1996     1995
      Current:
         Federal                 $17,817  $19,587  $13,367
         State                     2,878    3,107    2,199
                                  20,695   22,694   15,566
      Deferred:
         Federal                 (11,678)     709    3,652
         State                      (940)      95      342
                                 (12,618)     804    3,994
      Amortization of investment
         tax credits                (930)    (930)    (930)
      Consolidated income tax
         expense                $  7,147  $22,568  $18,630


      The recording of restructuring costs of $39.5 million in 1997 had the effect of decreasing deferred income tax expense by approximately $15.0 million.

      Effective income tax rates were 34.65 percent, 36.88 percent and
      36.72 percent of pretax income for 1997, 1996 and 1995, respectively. This compares with a combined federal and state income tax statutory rate of 37.93 percent for all years reported. Individual components of these rate differences are not significant except investment tax credit which amounted to (4.5%) in 1997, (1.5%) in 1996 and (1.8%) in 1995.

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

      Significant components of Indiana Gas' net deferred tax liability as of September 30, 1997, and 1996 are as follows:


      Thousands                                1997      1996
      Deferred tax liabilities:
         Accelerated depreciation          $ 51,413  $ 48,009
         Property basis differences           2,101    17,690
         Acquisition adjustment               6,286     6,475
         Other                               (1,645)   (7,406)
      Deferred tax assets:
         Deferred investment tax credit      (3,884)   (4,237)
         Regulatory income tax liability       (711)   (1,075)
      Less deferred income taxes related
         to current assets and liabilities    1,645     7,406
      Balance as of September 30           $ 55,205  $ 66,862


      Investment tax credits have been deferred and are being credited to income over the life of the property giving rise to the credit. The Tax Reform Act of 1986 eliminated investment tax credits for property acquired after January 1, 1986.

      12.  Affiliate Transactions

      Indiana Energy Services, Inc. (IES), an indirect wholly owned subsidiary of Indiana Energy (Indiana Gas' parent), provided natural gas and related services to Indiana Gas from January 1, 1996, to March 31, 1996. Indiana Gas' purchases from IES for the three months ended March 31, 1996, totalled $102.7 million. ProLiance Energy, LLC (ProLiance), a nonregulated marketing affiliate of Indiana Energy, assumed the business of IES effective April 1, 1996, and is the supplier of gas and related services to both Indiana Gas and Citizens Gas and Coke Utility (Citizens Gas). Indiana Gas' purchases from ProLiance for resale and for injections into storage for 1997 and 1996 totaled $306.1 million and $117.9 million, respectively.

      The sale of gas and provision of other services to Indiana Gas by Indiana Energy's marketing affiliates are subject to regulatory review through the quarterly gas cost adjustment proceeding currently pending before the IURC.

      On September 12, 1997, the Indiana Utility Regulatory Commission
      (IURC) issued the decision in the complaint proceeding relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas. The IURC concluded that these agreements are consistent with the public interest. The management of Indiana Energy believes that the decision is supportive of the utilities' relationship with ProLiance in all material respects.

      The IURC's decision suggests that all material provisions of the agreements between ProLiance and the utilities are reasonable. In the decision the IURC acknowledged that the utilities' purchases of gas commodity from ProLiance at index prices, as compared to ProLiance's actual cost, is not unreasonable. The IURC also acknowledged that the amounts paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the fees paid by the utilities to ProLiance for portfolio administration services are not unreasonable. Nevertheless, with respect to each of these matters, the IURC concluded that additional findings in the gas cost adjustment (GCA) process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

      On October 6, 1997, counsel for Indiana Gas was served with certain filings made with the Indiana Court of Appeals (Court) by the Petitioners and the Indiana Office of Utility Consumer Counselor
      (OUCC). The effect of these filings is to initiate an appeal of the IURC's decision by the Petitioners and the OUCC.

      Pursuant to the procedure governing appeals of IURC decisions, at this time neither the Petitioners nor the OUCC have indicated on what basis they will attempt to challenge the IURC's decision. The schedule for the appeal proposed by the Petitioners and the OUCC indicates that the earliest they will likely disclose such a basis would be on January 12, 1998, when they would be obligated to file the IURC's record of proceedings with the Court.

      Although Indiana Gas' management believes that based upon applicable Indiana law and the IURC's record of proceedings in the ProLiance case the IURC's decision should be upheld by the Court, there can be no assurance as to that outcome.

      While the results of the appeal and the pending GCA proceeding cannot be predicted, management does not expect this matter to have a material impact on Indiana Gas' financial position or results of operations.

      On April 1, 1997, IGC Energy, an indirect wholly owned subsidiary of Indiana Energy, and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas, formed CIGMA, LLC (CIGMA), a jointly and equally owned limited liability company. CIGMA provides materials acquisition and related services that are used by Indiana Gas and Citizens Gas, as well as similar services for third parties. Indiana Gas' purchases of these services during 1997, totaled $9.6 million.

      Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

      Amounts due affiliated companies, as well as checks written but not cashed are reflected in Accounts Payable on the Consolidated Balance Sheets. Amounts owed to affiliates totaled $36.3 million and $35.5 million at September 30, 1997 and 1996, respectively.

      Amounts due from affiliates totaled $11.6 million at September 30, 1997, and are included in Accounts Receivable on the Consolidated Balance Sheet.

      13.  Summarized Financial Data (Unaudited)

      Summarized quarterly financial data (in thousands of dollars) for 1997 and 1996 are as follows:


      1997: THREE MONTHS ENDED      DEC. 31   MAR. 31  JUNE 30 SEP. 30(1)
      Operating revenues           $172,481  $215,695  $83,733 $ 58,498
      Operating income (loss)        20,260    27,153    7,799  (26,201)
      Net income (loss)              16,419    23,139    4,309  (30,389)

      1996: THREE MONTHS ENDED      DEC. 31   MAR. 31  JUNE 30 SEP. 30
      Operating revenues           $154,309  $222,553  $91,211 $ 62,521
      Operating income (loss)        22,654    27,280    5,863   (2,244)
      Net income (loss)              18,928    23,830    2,273   (6,401)


      (1) Reflects the recording of restructuring costs of $39.5 million
          ($24.5 million after-tax), during the fourth quarter of fiscal
          1997 (see Note 2).

      Note: Because of the seasonal factors that significantly affect the companies' operations, the results of operations for interim periods within fiscal years are not comparable.


Item 9.       Changes in and Disagreements with Accountants

            None.


Part III

Item 10.    Directors and Executive Officers of the
            Registrant

       Except for the list of the executive officers, which can be found in Part I, Item 4(a) of this report, the information required to be shown in this part for Item 10, Directors and Executive Officers of the
       Registrant is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 4, 1997. The information is included in the report attached as
       Exhibit 99.

Item 11.    Executive Compensation

       The information required to be shown in this part for Item 11, Executive Compensation, is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange
       Commission on December 4, 1997. The information is included in the report attached as Exhibit 99.

       Contained in the Indiana Energy proxy statement, Summary Compensation Table, Column C and Column D,
       Salary Amounts and Bonus Amounts, are some compensation dollars which are allocated to subsidiaries of Indiana Energy other than Indiana
       Gas. The named executives received the following compensation, including Bonus, for the years ended
       September 30, 1997, 1996 and 1995, as it relates to only Indiana Gas.

                         1997      1996      1995
Lawrence A. Ferger   $575,144  $512,580  $460,979
Paul T. Baker         362,671   327,217   298,770
Niel C. Ellerbrook    291,194   238,213   215,314
Anthony E. Ard        207,087   171,448   159,667
Timothy M. Hewitt     187,487   168,065   156,452


Item 12.    Securities Ownership of Certain Beneficial
            Owners and Management

       The information required to be shown in this part for Item 12, Securities Ownership of Certain
       Beneficial Owners and Management, is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 4, 1997. The information is included in the report attached as Exhibit 99.

Item 13.    Certain Relationships and Related Transactions

       The information required to be shown in this part for Item 13, Certain Relationships and Related
       Transactions is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 4, 1997. The information is included in the report attached as
       Exhibit 99.



Part IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K

       The following documents are filed as part of this report:

       (a)-1     Financial Statements


                                             Location in 10-K

Report of Independent Public Accountants            Item 8


Consolidated Statements of Income - 1997,
   1996 and 1995                                    Item 8


Consolidated Statements of Cash Flows - 1997,
   1996 and 1995                                    Item 8


Consolidated Balance Sheets at September 30,
   1997 and 1996                                    Item 8


Consolidated Statements of Common Shareholder's
   Equity - 1997, 1996 and 1995                     Item 8


Consolidated Schedules of Long-Term Debt
   as of September 30, 1997 and 1996                Item 8

Notes to Financial Statements                       Item 8


  (a)-2  Financial Statement Schedules

       Report of Independent Public Accountants on Schedules

       Schedule II.  Valuation and Qualifying
                     Accounts - 1997, 1996 and 1995

   (a)-3 Exhibits

         See Exhibit Index

   (b)   Reports on Form 8-K

       On July 31, 1997, Indiana Gas filed a Current Report on Form 8-K to provide information related to the new growth strategy of Indiana Energy, Inc., the parent of Indiana Gas. Items repo rted include:
                Item 5.   Other Events
                    Information related to Indiana Energy, Inc.'s new growth strategy.

       On September 15, 1997, Indiana Gas filed a Current Report on Form 8-K with respect to a press release (dated September 15, 1997), announcing the receipt by Indiana Gas of a ruling issued by the IURC on September 12, 1997. The ruling addressed a proceeding initiated by a small group of Indiana Gas' and Citizens Gas' customers who contended that the gas service contracts between ProLiance and Indiana Gas and Citizens Gas should be disapproved by the IURC. Items reported include:
                Item 5.   Other Events
                    Press release dated September 15, 1997.

       On October 8, 1997, Indiana Gas filed a Current Report on Form 8-K with respect to the appeal by a small group of Indiana Gas' and Citizens Gas' customers and the Office of Utility Consumer Counselor of the IURC's September 12, 1997, decision in the ProLiance complaint proceeding. Items reported include:
                Item 5.   Other Events
                    Information related to the appeal of the IURC's decision in the ProLiance complaint proceeding.

       On October 31, 1997, Indiana Gas filed a Current Report on
       Form 8-K with respect to a press release (dated October 31, 1997), announcing the recording of a restructuring charge by Indiana Gas. Items reported include:
                Item 5.   Other Events
                    Press release dated October 31, 1997.

       On November 14, 1997, Indiana Gas filed a Current Report on Form 8-K which included the September 30, 1997, audited Consolidated Financial Statements and Notes to Consolidated Financial Statements of Indiana Energy and Subsidiary Companies, as well as Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A). Items reported include:
                Item 5.  Other Events
                    Indiana Energy, Inc. and Subsidiary Companies' September 30, 1997, audited Consolidated Financial Statements and Notes, and MD&A.

       On December 5, 1997, Indiana Gas filed a Current Form on 8-K to file as Exhibit 4 thereto: Officers' Certificate with respect to the establishment of the Medium Term Notes, Series F (including Administrative Procedures and forms of Fixed Rate Note and Floating Rate Note).

       On December 5, 1997, Indiana Gas filed a Current Form on 8-K to file as Exhibit 1 thereto: Distribution Agreement dated
       November 19, 1997, among Indiana Gas Company, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
       Incorporated.

                             EXHIBIT INDEX

  Exhibit No.         Description               Reference

3-A             Amended and Restated     Exhibit 3-A to Indiana
                Articles of              Gas' Quarterly Report
                Incorporation.           on Form 10-Q for the
                                         quarterly period ended
                                         March 31, 1997.

3-B             Amended and Restated     Exhibit 3-B to Indiana
                Code of By-Laws.         Gas' Quarterly Report
                                         on Form 10-Q for the
                                         quarterly period ended
                                         March 31, 1997.

4-A             Indenture dated          Exhibit 4(a) to
                February 1, 1991,        Indiana Gas Company,
                between Indiana Gas      Inc.'s Current Report
                and Continental Bank,    on Form 8-K dated
                National Association.    February 1, 1991, and
                                         filed February 15,
                                         1991; First
                                         Supplemental Indenture
                                         thereto dated as of
                                         February 15, 1991,
                                         (incorporated by
                                         reference to Exhibit
                                         4(b) to Indiana Gas
                                         Company, Inc.'s
                                         Current Report on Form
                                         8-K dated February 1,
                                         1991, and filed
                                         February 15, 1991);
                                         Second Supplemental
                                         Indenture thereto
                                         dated as of September
                                         15, 1991,
                                         (incorporated by
                                         reference to Exhibit
                                         4(b) to Indiana Gas
                                         Company, Inc.'s
                                         Current Report on Form
                                         8-K dated September
                                         15, 1991, and filed
                                         September 25, 1991);
                                         Third Supplemental
                                         Indenture thereto
                                         dated as of September
                                         15, 1991 (incorporated
                                         by reference to
                                         Exhibit 4(c) to
                                         Indiana Gas Company,
                                         Inc.'s Current Report
                                         on Form 8-K dated
                                         September 15, 1991 and
                                         filed September 25,
                                         1991); Fourth
                                         Supplemental
                                         Indenture thereto
                                         dated as of
                                         December 2, 1992,
                                         (incorporated by
                                         reference
                                         to Exhibit 4(b) to
                                         Indiana
                                         Gas Company, Inc.'s
                                         Current Report on Form
                                         8-K dated December 1,
                                         1992, and filed
                                         December 8, 1992);
                                         Officers' Certificate
                                         pursuant to Section
                                         301 of the Indenture
                                         dated as of
                                         April 5, 1995,
                                         (incorporated by
                                         reference to Exhibit
                                         4(a) to Indiana Gas
                                         Company, Inc.'s
                                         Current Report on Form
                                         8-K dated and filed
                                         April 5, 1995); and
                                         Officers' Certificate
                                         pursuant to Section
                                         301 of the Indenture
                                         dated as of November
                                         19, 1997 (incorporated
                                         by reference to
                                         Exhibit 4 to Indiana
                                         Gas Company, Inc.'s
                                         Report on Form 8-K
                                         dated November 19,
                                         1997 and filed
                                         December 5, 1997).

10-A            Employment Agreement     Exhibit 10-A to
                between Indiana          Indiana Energy's 1997
                Energy, Inc. and         Annual Report on Form
                Lawrence A. Ferger       10-K.
                effective October 1,
                1997.

10-B            Employment Agreement     Exhibit 10-B to
                between Indiana          Indiana Energy's 1997
                Energy, Inc. and Niel    Annual Report on Form
                C. Ellerbrook            10-K.
                effective October 1,
                1997.

10-C            Employment Agreement     Exhibit 10-C to
                between Indiana          Indiana Energy's 1997
                Energy, Inc. and Paul    Annual Report on Form
                T. Baker effective       10-K.
                October 1, 1997.

10-D            Employment Agreement     Exhibit 10-D to
                between Indiana          Indiana Energy's
                Energy, Inc. and         1997 Annual Report on
                Anthony E. Ard           Form 10-K.
                effective October 1,
                1997.

10-E            Termination Benefits     Exhibit 10-E to
                Agreement between        Indiana Energy, Inc.'s
                Indiana Energy, Inc.     1997 Annual Report on
                and Lawrence A.          Form 10-K.
                Ferger as amended and
                restated effective
                October 1, 1997.

10-F            Termination Benefits     Exhibit 10-F to
                Agreement between        Indiana Energy, Inc.'s
                Indiana Energy, Inc.     1997 Annual Report on
                and Paul T. Baker as     Form 10-K.
                amended and restated
                effective October 1,
                1997.

10-G            Termination Benefits     Exhibit 10-G to
                Agreement between        Indiana Energy, Inc.'s
                Indiana Energy, Inc.     1997 Annual Report on
                and Niel C.              Form 10-K.
                Ellerbrook as amended
                and restated
                effective October 1,
                1997.

10-H            Termination Benefits     Exhibit 10-H to
                Agreement between        Indiana Energy, Inc.'s
                Indiana Energy, Inc.     1997 Annual Report on
                and Anthony E. Ard as    Form 10-K.
                amended and restated
                effective October 1,
                1997.

10-I            Termination Benefits     Exhibit 10-I to
                Agreement between        Indiana Energy, Inc.'s
                Indiana Energy, Inc.     1997 Annual Report on
                and Timothy M. Hewitt    Form 10-K.
                as amended and
                restated effective
                October 1, 1997.

10-J            Indiana Energy, Inc.     Exhibit 10-J to
                Unfunded Supplemental    Indiana Energy, Inc.'s
                Retirement Plan for a    1997 Annual Report on
                Select Group of          Form 10-K.
                Management Employees
                as amended and
                restated effective
                October 1, 1997.

10-K            Indiana Energy, Inc.     Exhibit 10-K to
                Executive                Indiana Energy, Inc.'s
                Compensation Deferral    1997 Annual Report on
                Plan as amended and      Form 10-K.
                restated effective
                October 1, 1997.

10-L            Indiana Energy, Inc.     Exhibit 10-A to
                Directors                Indiana Energy's
                Compensation Deferral    Quarterly Report on
                Plan as amended and      Form 10-Q for the
                restated effective       quarterly period ended
                May 1, 1997.             June 30, 1997.

10-M            Indiana Energy, Inc.     Exhibit 10-M to
                Executive Restricted     Indiana Energy, Inc.'s
                Stock Plan as amended    1997 Annual Report on
                and restated             Form 10-K.
                effective October 1,
                1997.

10-N            Indiana Energy, Inc.     Exhibit 10-D to
                Annual Management        Indiana Energy's 1987
                Incentive Plan           Annual Report on Form
                effective October 1,     10-K.
                1987.

10-O            Indiana Energy, Inc.     Exhibit 10-B to
                Directors' Restricted    Indiana Energy's
                Stock Plan, as           Quarterly Report on
                amended and restated     Form 10-Q for the
                effective May 1,         quarterly period ended
                1997.                    June 30, 1997.

10-P            Formation Agreement      Exhibit 10-C to
                among Indiana Energy,    Indiana Energy's
                Inc., Indiana Gas        Quarterly Report on
                Company, Inc., IGC       Form 10-Q for the
                Energy, Inc., Indiana    quarterly period ended
                Energy Services,         March 31, 1996.
                Inc., Citizens Gas &
                Coke Utility,
                Citizens Energy
                Services Corporation
                and ProLiance Energy,
                LLC, effective March
                15, 1996.

10-Q            Gas Sales and            Exhibit 10-C to
                Portfolio                Indiana Gas' Quarterly
                Administration           Report on Form 10-Q
                Agreement between        for the quarterly
                Indiana Gas              period ended March 31,
                Company, Inc. and        1996.
                ProLiance Energy,
                LLC, effective
                March 15, 1996,
                for services to
                begin April 1,
                1996.

10-R            Amended appendices to    Filed herewith.
                the Gas Sales and
                Portfolio
                Administration
                Agreement between
                Indiana Gas Company,
                Inc. and ProLiance
                Energy, LLC referred
                to above in Exhibit
                10-Q, effective
                November 1, 1997.

10-S Exhibit 10-S schedules material gas contracts which are in effect between Indiana Gas Company, Inc. and suppliers other than its affiliate, ProLiance Energy, LLC (ProLiance). The gas contracts within each type are substantially identical in all material respects and at least one of each type of contract has been or is filed as indicated. The schedule details all material aspects in which a contract may differ from the contract filed.
                Indiana Gas has assigned or released many of these contracts to ProLiance pursuant to the Gas Sales and Portfolio Administration Agreement between Indiana Gas and ProLiance referred to above in Exhibits 10-Q and 10-R.


Exh                                                             Days of             Effective  Expir.
No.      Type of Contract     Supplier           Contract No.   Wthdrwl.    Dth/Day   Date     Date     Reference
                                                                                                        6/30/93 Form
                                                                                                        10-Q, File 1-6494:
10-S.1   Firm Transportation  Panhandle Eastern  P PLT011715                 38,572  5/1/93    3/31/98  Exh. 10-B
10-S.2   Firm Transportation  Panhandle Eastern  P PLT011716                 51,431  5/1/93    3/31/99  Exh. 10-A

10-S.3   Market Area -        Panhandle Eastern  P PLT 011719                30,113  5/1/93    3/31/98  1993 Form 10-K
         Firm Transportation                                                                            Exhibit 10-I.5,
                                                                                                        File 1-6494.
10-S.4   Firm Transportation  Texas Gas          T3780                       50,000  11/1/93   10/31/98 1993 Form 10-K
                                                                                                        Exhibit 10-
                                                                                                        I.7, File 1-6494.
10-S.5   No Notice Service    Texas Gas          N0420                       41,687  11/1/93   10/31/98 1993 Form 10-K,
                                                                                                        Exhibit 10-I.8,
                                                                                                        File 1-6494.
10-S.6   No Notice Service    Texas Gas          N0325                       56,793  11/1/93   10/31/00 See Exhibit 10-P.8
10-S.7   No Notice Service    Texas Gas          N0325                       56,794  11/1/93   10/31/98 See Exhibit 10-P.8
10-S.8   No Notice Service    Texas Gas          N0325                       56,794  11/1/93   10/31/99 See Exhibit 10-P.8

10-S.9   Firm Storage         ANR                T,E & S 05787   100         50,000  4/1/92    3/31/02  1992 Form 10-K,
                                                                                                        Exh. 10-R, File
                                                                                                        1-6494.

10-S.10  Firm Storage-Related ANR                T,E & S 05788               50,000  4/1/92    3/31/02  1992 Form 10-K,
         Transportation                                                                                 Exh. 10-S, File
                                                                                                        1-6494.

10-S.11  Firm Natural Gas     Tenneco            NGFSA 9609                  20,000  11/1/95   3/31/98  1995 Form 10-K, Exh.
         Supply               Gas Marketing                                                             10-P.20, File 1-6494.
10-S.12  Firm Natural Gas     Tenneco            NGFSA 9619                  16,000  11/1/95   3/31/98  1995 Form 10-K, Exh.
         Supply               Gas Marketing                                                             10-P.21, File 1-6494.
10-S.13  Firm Natural Gas     Tenneco            NGFSA 9620                  40,000  12/1/95   2/28/98  1995 Form 10-K, Exh.
         Supply               Gas Marketing                                                             10-P.22, File 1-6494.


12       Computation of Ratio of Earnings
                 to Fixed Charges                    Filed herewith.

21       Subsidiaries of Indiana Gas
                 Company, Inc.                       Filed herewith.

23       Consent of Independent Public
                 Accountants                         Filed herewith.

27       Financial Data Schedule                     Filed herewith.

99       Indiana Energy, Inc.'s (parent company)
         Definitive Proxy Statement for Annual
         Meeting of Shareholders to be held on
         January 28, 1998.                           Filed herewith.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Indiana Gas Company, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Item 8, in this Form 10-K, and have issued our report thereon dated October 31, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)-2 are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
Arthur Andersen LLP

Indianapolis, Indiana
October 31, 1997


                               INDIANA GAS COMPANY, INC.
                                AND SUBSIDIARY COMPANIES

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              YEAR ENDED SEPTEMBER 30, 1997
                                      (Thousands)

             Col. A                 Col. B         Col. C             Col. D        Col. E    Col. F
                                                   Additions          Deductions
                                                      (1)       (2)
                                                                      For Purposes
                                    Balance at     Charged to         For Which               Balance at
                                    September 30,  Costs and          Reserves      Other     September 30,
           Description              1996           Expenses    Other  Were Created  Changes   1997
RESERVE DEDUCTED FROM APPLICABLE
  ASSETS:
Reserve for uncollectible accounts  $  1,853       $ 2,655     $    0 $  2,724      $   0     $  1,784



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

                                    INDIANA GAS COMPANY, INC.



Dated December 17, 1997             /s/ Lawrence A. Ferger
                                    Lawrence A. Ferger,
                                    Chairman
                                    and Chief Executive
                                    Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                Title                           Date



/s/ Lawrence A. Ferger   Chairman and                   December 17, 1997
Lawrence A. Ferger       Chief Executive Officer



/s/ Niel C. Ellerbrook   President and Director         December 17, 1997
Niel C. Ellerbrook


/s/ Paul T. Baker        Executive Vice President,      December 17, 1997
Paul T. Baker            Chief Operating Officer and
                         Director


/s/ Jerome A. Benkert    Vice President and Controller  December 17, 1997
Jerome A. Benkert


/s/ Loren K. Evans       Director                       December 17, 1997
Loren K. Evans


/s/ Otto N. Frenzel III  Director                       December 17, 1997
Otto N. Frenzel III


/s/ John E. Worthen      Director                       December 17, 1997
John E. Worthen