Form 10-Q
period 1997-12-31
INDIANA GAS CO INC
filed 1998-02-12
CIK 50183

February 12, 1998



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Gas Company, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
December 31, 1997, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Douglas S. Schmidt
Douglas S. Schmidt

DSS:tmw

Enclosures


          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value       9,080,770     January 31, 1998
            Class                   Number of shares      Date


                   TABLE OF CONTENTS

Part I - Financial Information

    Consolidated Balance Sheets
      at December 31, 1997, and 1996
      and September 30, 1997

    Consolidated Statements of Income
      Three Months Ended December 31, 1997 and 1996,
       and Twelve Months Ended December 31, 1997 and 1996
    Consolidated Statements of Cash Flows
      Three Months Ended December 31, 1997 and 1996, and Twelve Months Ended December 31, 1997 and 1996

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K


                               INDIANA GAS COMPANY, INC.
                               AND SUBSIDIARY COMPANIES

                              CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                (Thousands - Unaudited)


                                                  December 31        September 30
                                               1997        1996           1997
UTILITY PLANT:
    Original cost                             922,491     946,934         951,617
    Less - accumulated depreciation and
        amortization                          358,750     351,496         361,936
                                              563,741     595,438         589,681


CURRENT ASSETS:
    Cash and cash equivalents                   1,384         185              48
    Accounts receivable, less reserves of
        $2,104, $2,658 and $1,784
        respectively (See Note 9)              53,195      45,070          25,186
    Accrued unbilled revenues                  46,123      37,247           8,964
    Materials and supplies - at average
        cost                                      148       4,075              63
    Liquefied petroleum gas - at average
        cost                                      878         864             872
    Gas in underground storage - at
        last-in, first-out cost                17,024      34,336          19,240
    Recoverable gas costs                           -      16,949           5,843
    Prepayments and other                       3,630       1,017           3,695
                                              122,382     139,743          63,911


DEFERRED CHARGES AND OTHER ASSETS:
    Unamortized debt discount and expense       8,048       7,324           6,980
    Other                                       4,718       8,423           5,147
                                               12,766      15,747          12,127

                                            $ 698,889   $ 750,928     $   665,719



                              INDIANA GAS COMPANY, INC.
                              AND SUBSIDIARY COMPANIES

                            CONSOLIDATED BALANCE SHEETS

                         SHAREHOLDER'S EQUITY AND LIABILITIES
                              (Thousands - Unaudited)


                                                      December 31        September 30
                                                   1997        1996          1997
CAPITALIZATION:
    Common stock and paid-in capital             142,995     142,995        142,995
    Retained earnings                            103,411     148,458        125,767
        Total common shareholder's equity        246,406     291,453        268,762
    Long-term debt                               165,000     139,733        154,733
                                                 411,406     431,186        423,495

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                              -      35,000         35,000
    Notes payable                                 69,000      63,000         20,000
    Accounts payable (See Note 9)                 49,482      67,018         39,456
    Refundable gas costs                          10,333           -              -
    Customer deposits and advance payments        19,738      16,533         20,405
    Accrued taxes                                 17,904      13,971          8,659
    Accrued interest                               4,300       4,497          2,580
    Other current liabilities                     23,640      21,210         24,105
                                                 194,397     221,229        150,205

DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes                         55,736      67,421         55,205
    Accrued postretirement benefits other
        than pensions                             23,744      15,828         23,038
    Unamortized investment tax credit             10,012      10,941         10,243
    Regulatory income tax liability                1,874       2,835          1,874
    Other                                          1,720       1,488          1,659
                                                  93,086      98,513         92,019

COMMITMENTS AND CONTINGENCIES (See Notes 8 & 9)        -           -              -

                                               $ 698,889   $ 750,928    $   665,719



                             INDIANA GAS COMPANY, INC.
                             AND SUBSIDIARY COMPANIES

                         CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands - Unaudited)



                                            Three Months             Twelve Months
                                         Ended December 31         Ended December 31
                                        1997          1996        1997          1996
OPERATING REVENUES                   $ 170,132    $ 172,481    $ 528,058    $ 548,766
COST OF GAS (See Note 9)               107,052      109,836      319,738      340,770
MARGIN                                  63,080       62,645      208,320      207,996

OPERATING EXPENSES:
    Operation and maintenance           19,826       19,237       80,156       84,683
    Restructuring costs (See Note 2)         -            -       39,531            -
    Depreciation and amortization        7,910        8,624       34,340       33,738
    Income taxes                         9,829        9,868        7,813       21,637
    Taxes other than income taxes        4,687        4,656       16,901       16,779
                                        42,252       42,385      178,741      156,837

OPERATING INCOME                        20,828       20,260       29,579       51,159

OTHER INCOME - NET                         321          444        1,118        1,162

INCOME BEFORE INTEREST EXPENSE          21,149       20,704       30,697       52,321

INTEREST EXPENSE                         4,560        4,285       17,049       16,200

NET INCOME                           $  16,589    $  16,419    $  13,648    $  36,121



                             INDIANA GAS COMPANY, INC.
                             AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands - Unaudited)

                                                 Three Months         Twelve Months
                                               Ended December 31     Ended December 31
                                               1997       1996        1997      1996
CASH FLOWS FROM (REQUIRED FOR)
 OPERATING ACTIVITIES:
   Net income                                $ 16,589  $ 16,419    $ 13,648  $ 36,121
   Adjustments to reconcile net income
     to cash provided from operating
     activities -
       Noncash restructuring costs                  -         -      32,838         -
       Depreciation and amortization            7,957     8,671      34,527    33,925
       Deferred income taxes                      531       558     (12,645)      661
       Investment tax credit                     (232)     (232)       (930)     (930)
                                                8,256     8,997      53,790    33,656
       Changes in assets and liabilities -
         Receivables - net                    (65,168)  (58,691)    (17,001)    6,117
         Inventories                            2,131     4,926      21,231    16,820
         Accounts payable, customer deposits,
            advance payments and other current
            liabilities                         8,894    16,276     (11,901)  (11,986)
         Accrued taxes and interest            10,965    11,757       3,736    (4,566)
         Recoverable/refundable gas costs      16,176   (14,239)     27,282   (24,957)
         Prepayments                               65      (974)     (2,613)      374
         Accrued postretirement benefits other
            than pensions                         706       924       7,916     3,614
         Other - net                             (718)      219       3,615     1,881
           Total adjustments                  (18,693)  (30,805)     86,055    20,953
             Net cash flows from (required
               for)operations                  (2,104)  (14,386)     99,703    57,074

CASH FLOWS FROM (REQUIRED FOR)
 FINANCING ACTIVITIES:
    Sale of long-term debt                     35,000         -      50,000         -
    Reduction in long-term debt               (59,733)        -     (59,733)  (18,960)
    Net change in short-term borrowings        49,000    38,764       6,000    39,800
    Dividends on common stock                  (6,750)   (6,500)    (26,500)  (25,500)
        Net cash flows from (required for)
           financing activities                17,517    32,264     (30,233)   (4,660)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                      (14,077)  (17,713)    (68,271)  (71,899)
        Net cash flows required for investing
           activities                         (14,077)  (17,713)    (68,271)  (71,899)

NET INCREASE (DECREASE) IN CASH                 1,336       165       1,199   (19,485)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                         48        20         185    19,670

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  1,384  $    185    $  1,384  $    185


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

2.  Corporate Restructuring.
    In April 1997, the Board of Directors of Indiana Energy,
    Inc. (Indiana Energy), Indiana Gas' parent, approved a new growth strategy designed to support Indiana Energy's transition into a more competitive environment.

    For fiscal 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after tax) as described below. These actions by Indiana Gas were consistent with Indiana Energy's new growth strategy.

    In July 1997, Indiana Gas advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees within five years. The reductions are being implemented through involuntary separation and attrition. As a result primarily of initial work force reductions during September 1997, employees totaled approximately 930 as of December 31, 1997. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the 1997 and planned work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits.

    Further, Indiana Gas' management has committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at December 31, 1997, and September 30, 1997, and are included in Utility Plant on the Consolidated Balance Sheets.

    In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries, as well as to third-parties in the future. The formation of IEI Services was established by a contribution of $32.2 million of net fixed assets at book value from Indiana Gas, which subsequently dividended its membership interest to Indiana Energy. The contributed assets relate to the provision of administrative services. Services provided by IEI Services include human resources functions, information technology and various financial services. These services had been provided by Indiana Gas in the past.

3.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash
    Flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                            Three Months Ended    Twelve Months Ended
                                December 31           December 31
    Thousands               1997          1996    1997           1996
    Interest (net of
      amount capitalized)  $2,507        $1,954  $15,683       $15,716
    Income taxes           $   70        $    -  $17,556       $28,721


4.  Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

5.  Gas in Underground Storage.
    Based on the average cost of purchased gas during December 1997, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at December 31, 1997, by approximately
    $9,232,000.

6.  Refundable or Recoverable Gas Costs.
    The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred and are being recovered or refunded in accordance with procedures approved by the Indiana
    Utility Regulatory Commission (IURC).

7.  Long-Term Debt.
    In October 1997, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to the issuance of up to $95 million in debt securities and in November 1997 filed a prospectus supplement with respect to $95 million in Medium-Term Notes, Series F. In December 1997, Indiana Gas issued under this registration statement $35 million in aggregate principal amount of its Medium-Term Notes, Series F as follows: $20 million of 6.34% Notes due December 10, 2027; and $15 million of 6.36% Notes due December 6, 2004. The net proceeds from the sale of these new debt securities will be used to refinance certain of Indiana Gas' long-term debt issues and to refinance short-term obligations incurred in connection with Indiana Gas' ongoing construction program and other corporate purposes.

    In December 1997, Indiana Gas retired $35 million of 6
    5/8% Series D Notes and, called and redeemed $24.7 million of 8 1/2% Series B Debentures.

8.  Environmental Costs.
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It has been seeking to recover the costs of the investigations and work from insurance carriers and other potentially responsible parties (PRPs).

    The IURC has previously concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers.

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

    On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division (the Court) against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law and has appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit. However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. The oral argument for the appeal was conducted in early January of 1998. Presently, the case is before the court awaiting the issuance of a decision. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of December 31, 1997, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

    The Court's rulings have had no material impact on earnings since Indiana Gas has recorded all costs (in aggregate approximately $14.8 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

9.  Affiliate Transactions.
    Indiana Energy Services, Inc. (IES), an indirect wholly owned subsidiary of Indiana Energy (Indiana
    Gas' parent), provided natural gas and related services to Indiana Gas from January 1, 1996, to
    March 31, 1996. Indiana Gas' purchases from IES for the three months ended March 31, 1996, totalled
    $102.7 million. ProLiance Energy, LLC (ProLiance), a nonregulated marketing affiliate of Indiana
    Energy, assumed the business of IES effective April
    1, 1996, and is the supplier of gas and related services to both Indiana Gas and Citizens Gas and Coke Utility (Citizens Gas). Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three- and twelve-month periods ended December 31, 1997, totaled
    $104.1 million and $311.7 million, respectively.
    Indiana Gas' purchases from ProLiance for the three- and twelve-month periods ended December 31, 1996, totaled $103.2 million and $221.1 million, respectively.

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

    On January 12, 1998, the Petitioners and the
    Indiana Office of Utility Consumer Counselor filed with the Indiana Court of Appeals (Court) a joint assignment of errors in which they set forth their allegations relating to their challenge of the IURC's September 12, 1997, decision. Those allegations primarily relate to whether the IURC erred in finding that the gas supply and portfolio administration agreements are in the public interest and whether the IURC erred in concluding that ProLiance is not subject to regulation by the IURC as a public utility.

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

    CIGMA, LLC, owned jointly and equally by IGC Energy, Inc. an indirect wholly owned subsidiary of Indiana
    Energy, and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas, provides materials acquisition and related services that are used by Indiana Gas. Indiana Gas' purchases of these services during the three- and twelve-month periods ended
    December 31, 1997, totaled $4.3 million and $13.9 million, respectively.

    IEI Services, a wholly owned subsidiary of Indiana
    Energy, began providing support services to Indiana Gas effective October 1, 1997. Services provided include human resources functions, information technology and various financial services. Amounts billed by IEI
    Services to Indiana Gas for the three-months ended
    December 31, 1997, totaled $6.0 million.

    Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

    Amounts owed to affiliates totaled $47.9 million and $64.4 million at December 31, 1997 and 1996, respectively, and are included in Accounts Payable on the Consolidated Balance Sheets.

    Amounts due from affiliates totaled $5.8 million at December 31, 1997, and are included in Accounts
    Receivable on the Consolidated Balance Sheet.

10. Reclassifications.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.

Indiana Gas Company, Inc. and Subsidiary Companies
Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations

                       Earnings
    Net income before 1997 restructuring costs for the three- and twelve-month periods ended December 31, 1997, when compared to the same periods one year ago are listed below:


Periods Ended December 31
(Millions)                   1997      1996
Three Months                $16.6      $16.4
Twelve Months (1)           $38.1      $36.1


(1) Net income for the twelve-months ended December 31, 1997, after restructuring costs was $13.6 million.

    The increase in net income before restructuring costs for the twelve-month period is due primarily to lower operation and maintenance expenses, including lower costs for uncollectible accounts and lower labor costs resulting from work force reductions.

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

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended December 31, 1997, increased $.4 million compared to the same period last year. The increase reflects weather 2 percent colder than the same period last year and 3 percent colder than normal, as well as the addition of new residential and commercial customers.

    Margin for the twelve-month period ended December 31, 1997, increased $.3 million compared to the same period last year. The increase is primarily attributable to the addition of new residential and commercial customers, offset substantially by weather 3 percent warmer than the same period last year and 1 percent colder than normal.

    Total system throughput (combined sales and transportation) increased 2 percent (.8 MMDth) for the first quarter of fiscal 1998, when compared to the same period last year. Throughput decreased 1 percent (1.3
MMDth) for the twelve-month period, when compared to the same period one year ago. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs.
Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $3.87 for the three-month period ended December 31, 1997, compared to $4.04 for the same period one year ago.
For the twelve-month period, cost of gas per unit increased to $3.60 in the current period compared to $3.55 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses increased $.6 million for the three-month period ended December 31, 1997, when compared to the same period one year ago due primarily to service fees paid to Indiana Gas' affiliate, IEI Services, LLC (IEI Services) related to assets now owned by IEI Services. IEI Services began providing support services to Indiana Gas effective October 1, 1997
(see resulting lower depreciation and amortization below).
This increase was offset by lower distribution system costs and lower labor costs resulting from work force reductions.

    Operation and maintenance expenses decreased $4.5 million for the twelve-month period when compared to the same period last year due primarily to lower distribution system costs, lower costs for uncollectible accounts and lower labor costs resulting from work force reductions.
The decrease was offset somewhat by service fees paid to IEI Services related to assets now owned by IEI Services.

    Restructuring costs of $39.5 million were recorded in the fourth quarter of fiscal 1997 related to the implementation of Indiana Energy, Inc.'s new growth strategy (see New Growth Strategy and Corporate
Restructuring).

    Depreciation and amortization expense decreased for the three-month period ended December 31, 1997, when compared to the same period one year ago due primarily to the current quarter's amount excluding depreciation on assets transferred to IEI Services, and on assets held for disposal which were written down to estimated fair value in the fourth quarter of fiscal 1997.

    Depreciation and amortization expense increased for the twelve-month period ended December 31, 1997, when compared to the same period last year due primarily to additions to utility plant to serve new customers and to maintain dependable service to existing customers. This increase was offset by the current twelve-month amount excluding depreciation on assets transferred to IEI
Services and on assets held for disposal.

    Federal and state income taxes remained approximately the same for the three-month period ended December 31, 1997, when compared to the same period one year ago.
Federal and state income taxes decreased for the twelve-month period when compared to the same period last year due primarily to the recording of restructuring costs.

    Taxes other than income taxes remained approximately the same for the three- and twelve-month periods ended
December 31, 1997, when compared to the same periods one year ago.

                   Interest Expense
    Interest expense increased for the three- and twelve-month periods ended December 31, 1997, when compared to the same periods one year ago due to increases in average debt outstanding slightly offset by decreases in interest rates.

Other Operating Matters

    New Growth Strategy and Corporate Restructuring
    In April 1997, the Board of Directors of Indiana
Energy, Inc. (Indiana Energy), Indiana Gas' parent, approved a new growth strategy designed to support the company's transition into a more competitive environment.
As part of this new growth strategy, Indiana Energy will endeavor to become a leading regional provider of energy products and services and to grow its consolidated earnings per share by an average of 10 percent annually over the next five years. To achieve such earnings growth, Indiana Energy's aim is to grow the earnings contribution from nonutility operations to over 20 percent of its total annual earnings within the next five years, and to aggressively manage costs within its utility operations.

    For fiscal 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after-tax) as described below.
These actions by Indiana Gas were consistent with Indiana
Energy's new growth strategy.

    In July 1997, Indiana Gas advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees within five years. The reductions are being implemented through involuntary separation and attrition. As a result primarily of initial work force reductions during September 1997, employees totaled approximately 930 as of December 31, 1997. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal
1997 related to the 1997 and planned work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits.

    Further, Indiana Gas' management has committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at December 31, 1997, and September 30, 1997, and are included in Utility Plant on the Consolidated Balance Sheets.

    In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries, as well as to third-parties in the future. The formation of IEI Services was established by a contribution of $32.2 million of net fixed assets at book value from Indiana
Gas, which subsequently dividended its membership interest to Indiana Energy. The contributed assets relate to the provision of administrative services. Services provided by IEI Services include human resources functions, information technology and various financial services. These services had been provided by Indiana Gas in the past. IEI Services has been designed to avoid duplicate business unit support costs, eliminate low-value support activities and to assist in cost containment, which should help Indiana Energy in meeting its earnings growth targets.

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

    On January 12, 1998, the Petitioners and the Indiana
Office of Utility Consumer Counselor filed with the Indiana Court of Appeals (Court) a joint assignment of errors in which they set forth their allegations relating to their challenge of the IURC's September 12, 1997, decision. Those allegations primarily relate to whether the IURC erred in finding that the gas supply and portfolio administration agreements are in the public interest and whether the IURC erred in concluding that ProLiance is not subject to regulation by the IURC as a public utility.

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

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It has been seeking to recover the costs of the investigations and work from insurance carriers and other potentially responsible parties (PRPs).

    The IURC has previously concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers.

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

    On April 14, 1995, Indiana Gas filed suit in the
United States District Court for the Northern District of
Indiana, Fort Wayne Division (the Court) against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law and has appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit.
However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. The oral argument for the appeal was conducted in early January of 1998. Presently, the case is before the court awaiting the issuance of a decision.
There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of December 31, 1997, Indiana
Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

    The Court's rulings have had no material impact on earnings since Indiana Gas has recorded all costs (in aggregate approximately $14.8 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

                  The Year 2000 Issue
     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

     The company has developed plans to address the exposures related to the impact on its computer systems of the year 2000, including plans to address modifications to and replacements of key financial and operational systems required by December 31, 1999. The financial impact of making the required changes is not expected to be material to the company's financial position or results of operations.

Liquidity and Capital Resources

    Indiana Gas' capitalization objectives are 55-65
percent common equity and preferred stock and 35-45 percent long-term debt. Indiana Gas' common equity component was 60 percent of its total capitalization at December 31, 1997.

    New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 1998 are estimated at $61.6 million of which $14.1 million have been expended during the three-month period ended December 31, 1997. For the twelve months ended December 31, 1997, capital expenditures totaled $68.3 million.

    Indiana Gas' long-term goal is to internally fund at least 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa2 by Moody's Investors Service and AA-by Standard & Poor's Corporation. For the twelve months ended December 31, 1997, 58 percent of Indiana Gas' capital expenditures was funded internally (i.e. from net income less dividends plus charges to net income not requiring funds). Indiana Gas' ratio of earnings to fixed charges was 2.2 for the twelve months ended December 31, 1997. Before restructuring costs, Indiana Gas' ratio of earnings to fixed charges for the twelve months ended
December 31, 1997 was 4.4 (see Exhibit 12).

    In October 1997, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to the issuance of up to $95 million in debt securities and in November 1997 filed a prospectus supplement with respect to $95 million in Medium-Term
Notes, Series F. In December 1997, Indiana Gas issued under this registration statement $35 million in aggregate principal amount of its Medium-Term Notes, Series F as follows: $20 million of 6.34% Notes due December 10, 2027;
and $15 million of 6.36% Notes due December 6, 2004.  In
January 1998, an additional $15 million of 5.75% Medium-
Term Notes, Series F, due January 15, 2003, were issued under this registration statement. The net proceeds from the sale of these new debt securities will be used to refinance certain of Indiana Gas' long-term debt issues and to refinance short-term obligations incurred in connection with Indiana Gas' ongoing construction program and other corporate purposes.

    In December 1997, Indiana Gas retired $35 million of 6
5/8% Series D Notes and, called and redeemed $24.7 million of 8 1/2% Series B Debentures.

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

Forward-Looking Information

Cautionary Statement for Purposes of the "Safe Harbor"
Provisions of the Private Securities Litigation Reform
Act of 1995.

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform
Act of 1995 (Reform Act of 1995). The Reform Act of
1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to, Indiana Energy's new earnings growth strategy, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing the words "aim," "anticipate," "endeavor," "estimate,"
"expect," "objective," "projection," "forecast,"
"goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Indiana Energy, Inc. and subsidiary companies'actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

  Availability or cost of capital, resulting from changes in: Indiana Energy, Inc. and its subsidiaries, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

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

Indiana Energy, Inc. and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

Indiana Gas Company, Inc. and Subsidiary Companies
Part II - Other Information

Item 1.    Legal Proceedings

   See Note 8 of the Notes to Consolidated Financial
Statements for litigation matters involving insurance carriers pertaining to Indiana Gas' former manufactured gas plants and storage facilities.

   See Note 9 of the Notes to Consolidated Financial
Statements for discussion of the IURC's decision in the complaint proceeding relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas, and discussion of the subsequent appeal to that decision.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

           12   Computation of Ratio of Earnings to
                Fixed Charges, filed herewith.

           27   Financial Data Schedule, filed herewith.

       (b) On October 8, 1997, Indiana Gas filed a
           Current Report on Form 8-K with respect to the appeal by a small group of Indiana Gas' and Citizens Gas' customers and the Office of Utility Consumer Counselor of the IURC's
           September 12, 1997, decision in the
           ProLiance complaint proceeding.  Items
           reported include:
                    Item 5.   Other Events
                       Information related to the
                       appeal of the IURC's decision in
                       the ProLiance complaint proceeding.

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


                                 INDIANA GAS COMPANY,INC.
                                    Registrant




Dated February 12, 1998  /s/Niel C. Ellerbrook
                         Niel C. Ellerbrook
                         President



Dated February 12, 1998  /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Vice President and Controller