Form 10-Q
period 1998-03-31
INDIANA GAS CO INC
filed 1998-05-14
CIK 50183

May 14, 1998



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Gas Company, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
March 31, 1998, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Douglas S. Schmidt
Douglas S. Schmidt

DSS:tmw

Enclosures


          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value    9,080,770      April 30, 1998
             Class               Number of shares      Date

                   TABLE OF CONTENTS

Part I - Financial Information

    Consolidated Balance Sheets
      at March 31, 1998, and 1997
      and September 30, 1997

    Consolidated Statements of Income
      Three Months Ended March 31, 1998 and 1997,
       Six Months Ended March 31, 1998 and 1997, and Twelve Months Ended March 31, 1998 and 1997
    Consolidated Statements of Cash Flows
      Six Months Ended March 31, 1998 and 1997, and Twelve Months Ended March 31, 1998 and 1997 7

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

    Item 1 - Legal Proceedings

    Item 4 - Submission of Matters to a Vote of Security Holders

    Item 6 - Exhibits and Reports on Form 8-K



                                 INDIANA GAS COMPANY, INC.
                                 AND SUBSIDIARY COMPANIES

                               CONSOLIDATED BALANCE SHEETS

                                          ASSETS
                                  (Thousands - Unaudited)


                                                        March 31          September 30
                                                     1998      1997           1997
UTILITY PLANT:
    Original cost                                  935,390     955,223         951,617
    Less - accumulated depreciation and
         amortization                              366,936     350,362         361,936
                                                   568,454     604,861         589,681


CURRENT ASSETS:
    Cash and cash equivalents                        7,031          18              48
    Accounts receivable, less reserves of $2,565,
        $3,220 and $1,784 respectively              43,409      45,374          25,186
    Accrued unbilled revenues                       23,275      25,104           8,964
    Materials and supplies - at average cost           219       3,820              63
    Liquefied petroleum gas - at average cost          868         860             872
    Gas in underground storage - at last-in,
        first-out cost                                 904         467          19,240
    Recoverable gas costs                                -      15,097           5,843
    Prepayments and other                            3,630         783           3,695
                                                    79,336      91,523          63,911


DEFERRED CHARGES AND OTHER ASSETS:
    Unamortized debt discount and expense           12,563       7,170           6,980
    Other                                            4,614       7,755           5,147
                                                    17,177      14,925          12,127

                                                 $ 664,967   $ 711,309       $ 665,719



                            INDIANA GAS COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                       SHAREHOLDER'S EQUITY AND LIABILITIES
                             (Thousands - Unaudited)


                                                                March 31          September 30
                                                            1998        1997          1997
CAPITALIZATION:
    Common stock and paid-in capital                       142,995     142,995        142,995
    Retained earnings                                      116,068     165,097        125,767
        Total common shareholder's equity                  259,063     308,092        268,762
    Long-term debt                                         147,000     139,733        154,733
                                                           406,063     447,825        423,495

CURRENT LIABILITIES:
    Maturities and sinking fund requirements of
         long-term debt                                          -      35,000         35,000
    Notes payable                                           60,075      38,500         20,000
    Accounts payable (See Note 9)                           36,574      47,558         39,456
    Refundable gas costs                                    19,282           -              -
    Customer deposits and advance payments                   9,118       5,680         20,405
    Accrued taxes                                           18,596      18,785          8,659
    Accrued interest                                         1,550       2,584          2,580
    Other current liabilities                               19,695      15,636         24,105
                                                           164,890     163,743        150,205

DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes                                   56,266      67,977         55,205
    Accrued postretirement benefits other than pensions     24,450      16,751         23,038
    Unamortized investment tax credit                        9,779      10,709         10,243
    Regulatory income tax liability                          1,874       2,835          1,874
    Other                                                    1,645       1,469          1,659
                                                            94,014      99,741         92,019

COMMITMENTS AND CONTINGENCIES (See Notes 8 & 9)                  -           -              -

                                                         $ 664,967   $ 711,309      $ 665,719



                            INDIANA GAS COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME
                            (Thousands - Unaudited)



                                               Three Months               Six Months
                                              Ended March 31            Ended March 31
                                             1998        1997         1998         1997
OPERATING REVENUES                       $ 163,131    $ 215,695    $ 333,263    $ 388,176
COST OF GAS (See Note 9)                    94,241      140,345      201,293      250,181
MARGIN                                      68,890       75,350      131,970      137,995

OPERATING EXPENSES:
    Operation and maintenance               21,449       20,378       41,275       39,615
    Depreciation and amortization            8,097        8,787       16,007       17,411
    Income taxes                            11,427       13,994       21,256       23,862
    Taxes other than income taxes            4,490        5,038        9,177        9,694
                                            45,463       48,197       87,715       90,582

OPERATING INCOME                            23,427       27,153       44,255       47,413

OTHER INCOME - NET                              27          435          348          879

INCOME BEFORE INTEREST EXPENSE              23,454       27,588       44,603       48,292

INTEREST EXPENSE                             4,196        4,449        8,756        8,734

NET INCOME                               $  19,258    $  23,139    $  35,847    $  39,558


                                INDIANA GAS COMPANY, INC.
                                AND SUBSIDIARY COMPANIES

                             CONSOLIDATED STATEMENTS OF INCOME
                                 (Thousands - Unaudited)



                                                                        Twelve Months
                                                                        Ended March 31
                                                                      1998         1997
OPERATING REVENUES                                                 $ 475,494    $ 541,908
COST OF GAS (See Note 9)                                             273,634      337,098
MARGIN                                                               201,860      204,810

OPERATING EXPENSES:
    Operation and maintenance                                         81,227       82,043
    Restructuring costs (See Note 2)                                  39,531            -
    Depreciation and amortization                                     33,650       34,295
    Income taxes                                                       5,246       21,038
    Taxes other than income taxes                                     16,353       16,402

                                                                     176,007      153,778

OPERATING INCOME                                                      25,853       51,032

OTHER INCOME - NET                                                       710          959

INCOME BEFORE INTEREST EXPENSE                                        26,563       51,991

INTEREST EXPENSE                                                      16,796       16,561

NET INCOME                                                         $   9,767    $  35,430



                               INDIANA GAS COMPANY, INC.
                               AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Thousands - Unaudited)

                                                     Six Months                Twelve Months
                                                   Ended March 31              Ended March 31
                                                  1998        1997          1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $ 35,847    $ 39,558      $   9,767    $ 35,430
   Adjustments to reconcile net income to
     cash provided from operating
     activities -
       Noncash restructuring costs                    -           -         32,838           -
       Depreciation and amortization             16,101      17,505         33,837      34,482
       Deferred income taxes                      1,061       1,115        (12,672)      1,228
       Investment tax credit                       (465)       (465)          (930)       (930)
                                                 16,697      18,155         53,073      34,780
       Changes in assets and liabilities -
         Receivables - net                      (32,534)    (46,852)         3,794      23,229
         Inventories                             18,184      39,054          3,156      10,555
         Accounts payable, customer deposits,
            advance payments and other current
            liabilities                         (18,579)    (19,611)        (3,487)    (38,402)
         Accrued taxes and interest               8,907      14,658         (1,223)     (5,625)
         Recoverable/refundable gas costs        25,125     (12,387)        34,379     (18,660)
         Prepayments                                 65        (740)        (2,847)        213
         Accrued postretirement benefits other
            than pensions                         1,412       1,847          7,699       3,723
         Other - net                             (4,164)      1,728         (1,340)      3,738
           Total adjustments                     15,113      (4,148)        93,204      13,551
             Net cash flows from operations      50,960      35,410        102,971      48,981

CASH FLOWS FROM (REQUIRED FOR)
 FINANCING ACTIVITIES:
    Sale of long-term debt                       50,000           -         65,000           -
    Reduction in long-term debt                 (92,733)          -        (92,733)    (18,960)
    Net change in short-term borrowings          40,075      14,264         21,575      38,500
    Dividends on common stock                   (13,500)    (13,000)       (26,750)    (25,750)
        Net cash flows from (required for)
        financing activities                    (16,158)      1,264        (32,908)     (6,210)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                        (27,819)    (36,676)       (63,050)    (79,447)
        Net cash flows required for investing
        activities                              (27,819)    (36,676)       (63,050)    (79,447)

NET INCREASE (DECREASE) IN CASH                   6,983          (2)         7,013     (36,676)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                           48          20             18      36,694

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  7,031    $     18      $   7,031    $     18


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

2.  Corporate Restructuring.
    In April 1997, the Board of Directors of Indiana Energy,
    Inc. (Indiana Energy), Indiana Gas' parent approved a new growth strategy designed to support Indiana Energy's transition into a more competitive environment.

    For fiscal 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after tax) as described below. These actions by Indiana Gas were consistent with Indiana Energy's new growth strategy.

    In July 1997, Indiana Gas advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees within five years. The reductions are being implemented through involuntary separation and attrition. As a result primarily of initial work force reductions during September 1997, employees totaled approximately 915 as of March 31, 1998. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the 1997 and planned work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits.

    Further, Indiana Gas' management has committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at March 31, 1998, and September 30, 1997, and are included in Utility Plant on the Consolidated Balance Sheets.

    In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries, as well as to third-parties in the future. The formation of IEI Services was established by a contribution of $32.2 million of fixed assets at net book value from Indiana Gas, which subsequently dividended its membership interest to Indiana Energy. The contributed assets relate to the provision of administrative services. Services provided by IEI Services include human resources functions, information technology and various financial services. These services had been provided by Indiana Gas in the past.

3.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash
    Flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                         Six Months Ended     Twelve Months Ended
                             March 31              March 31
    Thousands            1998        1997     1998           1997
    Interest (net of
     amount capitalized) $ 8,900     $ 7,994  $16,035      $15,802
    Income taxes         $ 8,071     $10,981  $15,138      $29,169


4.  Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

5.  Gas in Underground Storage.
    Based on the average cost of purchased gas during March
    1998, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at March 31, 1998, by approximately $7,654,000.

6.  Refundable or Recoverable Gas Costs.
    The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred and are being recovered or refunded in accordance with procedures approved by the Indiana
    Utility Regulatory Commission (IURC).

7.  Long-Term Debt.
    In October 1997, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to the issuance of up to $95 million in debt securities and in November 1997 filed a prospectus supplement with respect to $95 million in Medium-Term Notes, Series F. In December 1997, Indiana Gas issued under this registration statement $35 million in aggregate principal amount of its Medium-Term Notes, Series F as follows: $20 million of 6.34% Notes due December 10, 2027; and $15 million of 6.36% Notes due December 6, 2004. In January 1998, $15 million of 5.75% Medium-Term Notes, Series F, due January 15, 2003, were issued under this registration statement. In April 1998, $15 million of 6.75% Medium-Term Notes, Series F, due March 15, 2028, were issued under the registration statement. In May 1998, an additional $10 million of 6.36% Medium-Term Notes, Series F, due May 1, 2028, were issued under this registration statement. The net proceeds from the sale of these new debt securities will be used to refinance certain of Indiana Gas' long-term debt issues and to refinance short-term obligations incurred in connection with Indiana Gas' ongoing construction program and other corporate purposes.

    In December 1997, Indiana Gas retired $35 million of 6
    5/8% Series D Notes and, called and redeemed $24.7 million of 8 1/2% Series B Debentures.

    In March 1998, Indiana Gas redeemed $33 million of its
    9.125% Series A Notes.

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

    On August 12, 1997, Indiana Gas and PSI Energy, Inc.
    (PSI) signed an agreement with respect to thirteen of the nineteen sites where PSI is a PRP, which provides for an equal sharing between Indiana Gas and PSI of past and future response costs at the thirteen sites. Indiana Gas and PSI must jointly approve future management of the sites and the decisions to spend additional funds. Indiana Gas previously entered into an agreement with PSI providing for the sharing of costs related to another site. Five other sites are already the subject of an agreement between Indiana Gas and Northern Indiana Public Service Company (NIPSCO) which provides for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the sites. Indiana Gas and NIPSCO are currently negotiating with PSI regarding these five sites for the purpose of including PSI in the Indiana Gas-NIPSCO agreement.

    On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division (the Court) against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believed that a number of the Court's rulings were contrary to Indiana law and appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit. On April 6, 1998, the appeals court issued a decision dismissing the District Court action for lack of diversity jurisdiction. The London market insurers have requested the Seventh Circuit to rehear and reconsider the decision. If the Seventh Circuit's decision stands, the adverse rulings will have been vacated and Indiana Gas could pursue an action in Indiana state court to the extent it desires to continue to pursue such insurance coverage. As of March 31, 1998, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

    These environmental matters have had no material impact on earnings since Indiana Gas has recorded all costs (in aggregate approximately $14.8 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

9.  Affiliate Transactions.
    ProLiance Energy, LLC (ProLiance), a nonregulated marketing affiliate of Indiana Energy, began providing natural gas supply and related services to Indiana Gas effective April 1, 1996. Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three-, six- and twelve-month periods ended March 31, 1998, totaled $74.6 million, $178.7 million and $286.3 million, respectively. Indiana Gas' purchases from ProLiance for the three-, six- and twelve-month periods ended March 31, 1997, totaled $97.7 million, $200.8 million and $318.8 million, respectively.

    The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment proceeding currently pending before the IURC.

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

    In the appeal of the IURC's September 12, 1997 decision, on March 3, 1998, the Petitioners, the Indiana Office of Utility Consumer Counselor and the Citizens Action Coalition of Indiana, including the United Senior Action, Inc., filed with the Indiana Court of Appeals (Court) their appellants' briefs. Their arguments primarily relate to whether the implementation of the ProLiance service arrangements with Indiana Gas and Citizens Gas required pre-approval under an Indiana law relating to deregulation and incentive ratemaking. They also make certain arguments with respect to whether the IURC was required to pre-approve the establishment of those service arrangements under other provisions of Indiana law and whether Indiana
    Gas' actions were consistent with agreements previously approved by the IURC. Indiana Gas' brief related to the appeal is due May 22, 1998, with the appellants scheduled to file their replies shortly thereafter.

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

    CIGMA, LLC, owned jointly and equally by IGC Energy, Inc. an indirect wholly owned subsidiary of Indiana
    Energy, and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas, provides materials acquisition and related services that are used by Indiana Gas. Indiana Gas' purchases of these services during the three-, six- and twelve-month periods ended March 31, 1998, totaled $4.0 million, $8.3 million and $17.9 million, respectively.

    IEI Services, a wholly owned subsidiary of Indiana
    Energy, began providing support services to Indiana Gas effective October 1, 1997. Services provided include human resources functions, information technology and various financial services. Amounts billed by IEI
    Services to Indiana Gas for the three- and six-month periods ended March 31, 1998, totaled $6.1 million and $12.1 million, respectively.

    Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

    Amounts owed to affiliates totaled $31.7 million and $37.7 million at March 31, 1998 and 1997, respectively, and are included in Accounts Payable on the Consolidated
    Balance Sheets.

10. Reclassifications.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.

Indiana Gas Company, Inc. and Subsidiary Companies
Management's Discussion and Analysis of Results of Operation and Financial Condition

Results of Operations

                       Earnings
    Net income before 1997 restructuring costs for the three-, six- and twelve-month periods ended March 31, 1998, when compared to the same periods one year ago are listed below:


Periods Ended March 31
(Millions)                       1998    1997
Three Months                     $19.3   $23.1
Six Months                       $35.8   $39.6
Twelve Months (1)                $34.3   $35.4


(1) Net income for the twelve-months ended March 31,1998, after restructuring costs was $9.8 million.

    The decreases in net income before restructuring costs for all periods are due primarily to significantly warmer weather, offset somewhat by the addition of new residential and commercial customers.

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

     Margin (Operating Revenues Less Cost of Gas)
    Margin for the quarter ended March 31, 1998, decreased
$6.5 million compared to the same period last year. The decrease reflects weather 17 percent warmer than the same period last year and 23 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Margin for the six months ended March 31, 1998, decreased $6.0 million compared to the same period last year. The decrease reflects weather 9 percent warmer than the same period last year and 13 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Margin for the twelve-month period ended March 31, 1998, decreased $3.0 million compared to the same period last year. The decrease is primarily attributable to weather 6 percent warmer than the same period last year and 7 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Total system throughput (combined sales and transportation) decreased 12 percent (5.7 MMDth) for the second quarter of fiscal 1998, 6 percent (4.9 MMDth) for the six-month period and 3 percent (3.9 MMDth) for the twelve-month period ended March 31, 1998, compared to the same periods one year ago. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs.
Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $3.85 for the three-month period ended March 31, 1998, compared to $3.89 for the same period one year ago. For the six-month period, cost of gas per unit decreased to $3.95 in the current period compared to $3.97 for the same period last year. For the twelve-month period, cost of gas per unit decreased to $3.61 in the current period compared to $3.65 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses increased $1.1 million and $1.7 million for the three- and six-month periods ended March 31, 1998, respectively, when compared to the same periods one year ago due primarily to service fees paid to Indiana Gas' affiliate, IEI Services, LLC
(IEI Services) related to assets now owned by IEI
Services. IEI Services began providing support services to Indiana Gas effective October 1, 1997 (see resulting lower depreciation and amortization below). This increase was offset by lower labor costs and related benefits resulting from work force reductions.

    Operation and maintenance expenses decreased $.8 million for the twelve-month period when compared to the same period last year due primarily to lower costs for uncollectible accounts and lower labor costs and related benefits resulting from work force reductions. The decrease was offset somewhat by service fees paid to IEI
Services related to assets now owned by IEI Services.

    Restructuring costs of $39.5 million were recorded in the fourth quarter of fiscal 1997 related to the implementation of Indiana Energy, Inc.'s new growth strategy (see New Growth Strategy and Corporate
Restructuring).

    Depreciation and amortization expense decreased for the three-, six- and twelve-month periods ended March 31, 1998, when compared to the same periods one year ago due primarily to the current periods' amounts excluding depreciation on assets transferred to IEI Services, and on assets held for disposal which were written down to estimated fair value in the fourth quarter of fiscal 1997.
The decreases were offset somewhat by additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes decreased for the three- and six-month periods ended March 31, 1998, when compared to the same periods one year ago due to decreases in taxable income. Federal and state income taxes decreased for the twelve-month period when compared to the same period last year due primarily to the recording of restructuring costs.

    Taxes other than income taxes decreased for the three- and six-month periods ended March 31, 1998, when compared to the same periods one year ago due in part to lower gross receipts tax expense. Taxes other than income taxes remained approximately the same for the twelve-month period when compared to the same period last year.

                   Interest Expense
    Interest expense decreased for the three-month period ended March 31, 1998, when compared to the same period one year ago due to a decrease in average debt outstanding and a decrease in interest rates. Interest expense increased for the six- and twelve-month periods when compared to the same periods last year due to increases in average debt outstanding slightly offset by decreases in interest rates.


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

    In July 1997, Indiana Gas advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees within five years. The reductions are being implemented through involuntary separation and attrition. As a result primarily of initial work force reductions during September 1997, employees totaled approximately 915 as of March 31, 1998. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the 1997 and planned work force reductions.
These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits.

    Further, Indiana Gas' management has committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at March 31, 1998, and September 30, 1997, and are included in Utility Plant on the Consolidated Balance Sheets.

    In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries, as well as to third-parties in the future. The formation of IEI
Services was established by a contribution of $32.2 million of fixed assets at net book value from Indiana
Gas, which subsequently dividended its membership interest to Indiana Energy. The contributed assets relate to the provision of administrative services. Services provided by IEI Services include human resources functions, information technology and various financial services.
These services had been provided by Indiana Gas in the past. IEI Services has been designed to avoid duplicate business unit support costs, eliminate low-value support activities and to assist in cost containment, which should help the company in meeting its earnings growth targets.

    As a result of the restructuring, Indiana Energy expects reductions in future operating expenses, which should help the company to be more successful in an increasingly competitive energy marketplace.

                 ProLiance Energy, LLC
    ProLiance Energy, LLC (ProLiance), a nonregulated marketing afiliate of Indiana Energy, began providing natural gas and related services to Indiana Gas and Citizens Gas and Coke Utility (Citizens Gas) effective
April 1, 1996.

    The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment proceeding currently pending before the IURC.

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

    In the appeal of the IURC's September 12, 1997 decision, on March 3, 1998, the Petitioners, the Indiana
Office of Utility Consumer Counselor and the Citizens
Action Coalition of Indiana, including the United Senior
Action, Inc., filed with the Indiana Court of Appeals
(Court) their appellants' briefs. Their arguments primarily relate to whether the implementation of the ProLiance service arrangements with Indiana Gas and Citizens Gas required pre-approval under an Indiana law relating to deregulation and incentive ratemaking. They also make certain arguments with respect to whether the IURC was required to pre-approve the establishment of those service arrangements under other provisions of Indiana law and whether Indiana Gas' actions were consistent with agreements previously approved by the IURC. Indiana Gas' brief related to the appeal is due May
22, 1998, with the appellants scheduled to file their replies shortly thereafter.

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

    On August 12, 1997, Indiana Gas and PSI Energy, Inc.
(PSI) signed an agreement with respect to thirteen of the nineteen sites where PSI is a PRP, which provides for an equal sharing between Indiana Gas and PSI of past and future response costs at the thirteen sites. Indiana Gas and PSI must jointly approve future management of the sites and the decisions to spend additional funds. Indiana
Gas previously entered into an agreement with PSI providing for the sharing of costs related to another site. Five other sites are already the subject of an agreement between Indiana Gas and Northern Indiana Public
Service Company (NIPSCO) which provides for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the sites. Indiana Gas and NIPSCO are currently negotiating with PSI regarding these five sites for the purpose of including PSI in the Indiana
Gas-NIPSCO agreement.

    On April 14, 1995, Indiana Gas filed suit in the
United States District Court for the Northern District of
Indiana, Fort Wayne Division (the Court) against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believed that a number of the Court's rulings were contrary to Indiana law and appealed all adverse rulings to the United States Court of Appeals for the Seventh
Circuit. On April 6, 1998, the appeals court issued a decision dismissing the District Court action for lack of diversity jurisdiction. The London market insurers have requested the Seventh Circuit to rehear and reconsider the decision. If the Seventh Circuit's decision stands, the adverse rulings will have been vacated and Indiana Gas could pursue an action in Indiana state court to the extent it desires to continue to pursue such insurance coverage. As of March 31, 1998, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

    These environmental matters have had no material impact on earnings since Indiana Gas has recorded all costs (in aggregate approximately $14.8 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

                  The Year 2000 Issue
     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

     The company has developed plans and is making appropriate progress to address the exposures related to the impact on its computer systems of the year 2000, including modifications to and replacements of key financial and operational systems required by December
31, 1999. The financial impact of making the required changes is not expected to be material to the company's financial position or results of operations.

Liquidity and Capital Resources

    Indiana Gas' capitalization objectives are 55-65
percent common equity and preferred stock and 35-45 percent long-term debt. Indiana Gas' common equity component was 64 percent of its total capitalization at March 31, 1998.

    New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 1998 are estimated at $61.3 million of which $27.8 million have been expended during the six-month period ended March 31, 1998. For the twelve months ended March 31, 1998, capital expenditures totaled
$63.1 million.

    Indiana Gas' long-term goal is to internally fund at least 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa2 by Moody's Investors Service and AA-by Standard & Poor's Corporation. For the twelve months ended March 31, 1998, 57 percent of Indiana Gas' capital expenditures was funded internally (i.e. from net income less dividends plus charges to net income not requiring funds). Indiana Gas' ratio of earnings to fixed charges was 1.8 for the twelve months ended March 31, 1998.
Before restructuring costs, Indiana Gas' ratio of earnings to fixed charges for the twelve months ended March 31, 1998, was 4.1 (see Exhibit 12).

    In October 1997, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to the issuance of up to $95 million in debt securities and in November 1997 filed a prospectus supplement with respect to $95 million in Medium-Term
Notes, Series F. In December 1997, Indiana Gas issued under this registration statement $35 million in aggregate principal amount of its Medium-Term Notes, Series F as follows: $20 million of 6.34% Notes due December 10, 2027;
and $15 million of 6.36% Notes due December 6, 2004.  In
January 1998, Indiana Gas issued under the registration statement $15 million of 5.75% Medium-Term Notes, Series
F, due January 15, 2003.  In April 1998, $15 million of
6.75% Medium-Term Notes, Series F, due March 15, 2028, were issued under the registration statement. In May
1998, an additional $10 million of 6.36% Medium-Term
Notes, Series F, due May 1, 2028, were issued under this registration statement. The net proceeds from the sale of these new debt securities will be used to refinance certain of Indiana Gas' long-term debt issues and to refinance short-term obligations incurred in connection with Indiana Gas' ongoing construction program and other corporate purposes.

    In December 1997, Indiana Gas retired $35 million of 6
5/8% Series D Notes and, called and redeemed $24.7 million of 8 1/2% Series B Debentures.

    In March 1998, Indiana Gas redeemed $33 million of its
9.125% Series A Notes.

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

Forward-Looking Information

Cautionary Statement for Purposes of the "Safe Harbor"
Provisions of the Private Securities Litigation Reform
Act of 1995.

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform
Act of 1995 (Reform Act of 1995). The Reform Act of
1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to, Indiana Energy's new earnings growth strategy, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing the words "aim," "anticipate," "endeavor," "estimate,"
"expect," "objective," "projection," "forecast,"
"goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Indiana Energy, Inc. and subsidiary companies' actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

Item 4.    Submission of Matters to a Vote of Security Holders

   At the annual meeting of shareholders of Indiana Gas
Company, Inc. on January 28, 1998, (the "Annual
Meeting"), the shareholders elected the following directors by the vote specified opposite each director's name:

                                                              Broker
Director           Votes For(1) Votes Withheld  Abstentions  Non-Vote
Paul T. Baker        9,080,770               -            -         -
Niel C. Ellerbrook   9,080,770               -            -         -
L. K. Evans          9,080,770               -            -         -
Lawrence A. Ferger   9,080,770               -            -         -
Otto N. Frenzel III  9,080,770               -            -         -
John E. Worthen      9,080,770               -            -         -


(1) All outstanding shares of Indiana Gas' common stock are held by its parent company, Indiana Energy, Inc.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

           12 Computation of Ratio of Earnings to Fixed Charges, filed herewith.

           27   Financial Data Schedule, filed herewith.

       (b) On May 1, 1998, Indiana Gas filed a Current
           Report on Form 8-K with respect to the
           release by Indiana Energy, Inc. (Indiana
           Energy) of unaudited summary financial
           information to the investment community
           regarding Indiana Energy's consolidated
           results of operations, financial position and cash flows for the three-, six- and twelve-month periods ended March 31, 1998.

                Item 5.   Other Events

                Item 7.   Exhibits

                       99   Financial Analyst Report - Second Quarter 1998


                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA GAS COMPANY, INC.
                                        Registrant




Dated May 14, 1998       /s/Niel C. Ellerbrook
                         Niel C. Ellerbrook
                         President



Dated May 14, 1998       /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Vice President and Controller