Form 10-Q
period 1998-06-30
INDIANA GAS CO INC
filed 1998-08-13
CIK 50183

August 13, 1998



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Gas Company, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
June 30, 1998, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Douglas S. Schmidt
Douglas S. Schmidt

DSS:tmw

Enclosures

          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value    9,080,770     July 31, 1998
   Class                         Number of shares      Date

                   TABLE OF CONTENTS


Part I - Financial Information

    Consolidated Balance Sheets
      at June 30, 1998, and 1997
      and September 30, 1997

    Consolidated Statements of Income
      Three Months Ended June 30, 1998 and 1997,
       Nine Months Ended June 30, 1998 and 1997, and Twelve Months Ended June 30, 1998 and 1997

    Consolidated Statements of Cash Flows
      Nine Months Ended June 30, 1998 and 1997, and Twelve Months Ended June 30, 1998 and 1997

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K



                                         INDIANA GAS COMPANY, INC.
                                         AND SUBSIDIARY COMPANIES

                                        CONSOLIDATED BALANCE SHEETS

                                                 ASSETS
                                         (Thousands - Unaudited)


                                                                  June 30             September 30
                                                             1998       1997               1997
UTILITY PLANT:
    Original cost                                       $   923,385   $   968,416     $    951,617
    Less - accumulated depreciation and amortization        362,531       357,694          361,936
                                                            560,854       610,722          589,681


CURRENT ASSETS:
    Cash and cash equivalents                                 7,177            20               48
    Accounts receivable, less reserves of $553,
        $2,253 and $1,784 respectively                       18,943        20,524           25,186
    Accrued unbilled revenues                                 7,639         7,994            8,964
    Materials and supplies - at average cost                    195           428               63
    Liquefied petroleum gas - at average cost                   865           847              872
    Gas in underground storage - at last-in,
        first-out cost                                        7,558         9,918           19,240
    Recoverable gas costs                                         -           967            5,843
    Prepayments and other                                     3,478           419            3,695
                                                             45,855        41,117           63,911


DEFERRED CHARGES AND OTHER ASSETS:
    Unamortized debt discount and expense                    13,102         7,017            6,980
    Other                                                     4,271         5,506            5,147
                                                             17,373        12,523           12,127

                                                        $   624,082   $   664,362     $    665,719





                                             INDIANA GAS COMPANY, INC.
                                             AND SUBSIDIARY COMPANIES

                                            CONSOLIDATED BALANCE SHEETS

                                        SHAREHOLDER'S EQUITY AND LIABILITIES
                                             (Thousands - Unaudited)


                                                                       June 30             September 30
                                                                   1998       1997             1997
CAPITALIZATION:
    Common stock and paid-in capital                          $   142,995   $   142,995    $    142,995
    Retained earnings                                             109,639       162,906         125,767
        Total common shareholder's equity                         252,634       305,901         268,762
    Long-term debt                                                192,000       139,733         154,733
                                                                  444,634       445,634         423,495

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                                               -        35,000          35,000
    Notes payable                                                   1,000         8,750          20,000
    Accounts payable (See Note 9)                                  19,810        38,869          39,456
    Refundable gas costs                                           27,155             -               -
    Customer deposits and advance payments                          5,484         6,670          20,405
    Accrued taxes                                                   7,895         9,952           8,659
    Accrued interest                                                4,089         4,395           2,580
    Other current liabilities                                      18,958        14,260          24,105
                                                                   84,391       117,896         150,205

DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes                                          56,797        68,533          55,205
    Accrued postretirement benefits other than pensions            25,156        17,432          23,038
    Unamortized investment tax credit                               9,547        10,477          10,243
    Regulatory income tax liability                                 1,874         2,835           1,874
    Other                                                           1,683         1,555           1,659
                                                                   95,057       100,832          92,019

COMMITMENTS AND CONTINGENCIES (See Notes 8 & 9)                         -             -               -

                                                              $   624,082   $   664,362    $    665,719





                                               INDIANA GAS COMPANY, INC.
                                               AND SUBSIDIARY COMPANIES

                                          CONSOLIDATED STATEMENTS OF INCOME
                                               (Thousands - Unaudited)



                                                       Three Months                   Nine Months
                                                       Ended June 30                 Ended June 30
                                                    1998        1997              1998        1997
OPERATING REVENUES                             $    70,560    $    83,733    $   403,823    $   471,909
COST OF GAS (See Note 9)                            35,032         40,084        236,325        290,265
MARGIN                                              35,528         43,649        167,498        181,644

OPERATING EXPENSES:
    Operation and maintenance                       20,884         20,755         62,159         60,370
    Depreciation and amortization                    8,150          8,767         24,157         26,178
    Income taxes                                      (191)         2,499         21,065         26,361
    Taxes other than income taxes                    2,756          3,829         11,933         13,523
                                                    31,599         35,850        119,314        126,432

OPERATING INCOME                                     3,929          7,799         48,184         55,212

OTHER INCOME - NET                                      27            416            375          1,295

INCOME BEFORE INTEREST EXPENSE                       3,956          8,215         48,559         56,507

INTEREST EXPENSE                                     3,635          3,906         12,391         12,640

NET INCOME                                     $       321    $     4,309    $    36,168    $    43,867





                                               INDIANA GAS COMPANY, INC.
                                               AND SUBSIDIARY COMPANIES

                                          CONSOLIDATED STATEMENTS OF INCOME
                                               (Thousands - Unaudited)



                                                                                      Twelve Months
                                                                                      Ended June 30
                                                                                  1998        1997
OPERATING REVENUES                                                           $   462,321    $   534,430
COST OF GAS (See Note 9)                                                         268,582        324,718
MARGIN                                                                           193,739        209,712

OPERATING EXPENSES:
    Operation and maintenance                                                     81,356         82,812
    Restructuring costs (See Note 2)                                              39,531              -
    Depreciation and amortization                                                 33,033         34,671
    Income taxes                                                                   2,556         22,474
    Taxes other than income taxes                                                 15,280         16,787
                                                                                 171,756        156,744

OPERATING INCOME                                                                  21,983         52,968

OTHER INCOME - NET                                                                   321            925

INCOME BEFORE INTEREST EXPENSE                                                    22,304         53,893

INTEREST EXPENSE                                                                  16,525         16,427

NET INCOME                                                                   $     5,779    $    37,466






                                                       INDIANA GAS COMPANY, INC.
                                                       AND SUBSIDIARY COMPANIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Thousands - Unaudited)

                                                                Nine Months                  Twelve Months
                                                                Ended June 30                Ended June 30
                                                           1998          1997             1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $   36,168    $   43,867      $     5,779    $   37,466
   Adjustments to reconcile net income to cash
     provided from operating activities -
       Noncash restructuring costs                              -             -           32,838             -
       Depreciation and amortization                       24,297        26,318           33,220        34,858
       Deferred income taxes                                1,592         1,671          (12,697)        1,209
       Investment tax credit                                 (697)         (697)            (930)         (930)
       Gain on sale of assets                              (1,219)            -           (1,219)            -
                                                           23,973        27,292           51,212        35,137
       Changes in assets and liabilities -
         Receivables - net                                  7,568        (4,892)           1,936        10,954
         Inventories                                       11,557        33,008            2,575        13,532
         Accounts payable, customer deposits, advance
            payments and other current liabilities        (39,714)      (28,686)         (15,547)      (11,289)
         Accrued taxes and interest                           745         7,636           (2,363)       (5,328)
         Recoverable/refundable gas costs                  32,998         1,743           28,122        (7,489)
         Prepayments                                          217          (376)          (3,059)          107
         Accrued postretirement benefits other
           than pensions                                    2,118         2,528            7,724         3,589
         Other - net                                       (1,111)        5,282           (1,841)        6,367
           Total adjustments                               38,351        43,535           68,759        45,580
             Net cash flows from operations                74,519        87,402           74,538        83,046

CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES:
    Sale of long-term debt                                 95,000             -          110,000             -
    Reduction in long-term debt                           (92,733)            -          (92,733)      (18,960)
    Net change in short-term borrowings                   (19,000)      (15,486)          (7,750)        8,750
    Dividends on common stock                             (20,250)      (19,500)         (27,000)      (26,000)
        Net cash flows required for financing activities  (36,983)      (34,986)         (17,483)      (36,210)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                  (39,611)      (52,416)         (59,102)      (83,065)
    Proceeds from sale of assets                            9,204             -            9,204             -
        Net cash flows required for investing activities  (30,407)      (52,416)         (49,898)      (83,065)

NET INCREASE (DECREASE) IN CASH                             7,129             -            7,157       (36,229)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                     48            20               20        36,249

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    7,177    $       20      $     7,177    $       20



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

    The Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after tax) in the fourth quarter of fiscal 1997 as described below. These actions by Indiana Gas were consistent with Indiana Energy's new growth strategy.

    In July 1997, Indiana Gas advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees within five years. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits. As a result primarily of initial work force reductions during September 1997, employees totaled approximately 895 as of June 30, 1998.

    Further, Indiana Gas' management committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at September 30, 1997, and were disposed of during the quarter ended June 30, 1998.

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

3.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash
    Flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


                         Nine Months Ended   Twelve Months Ended
                             June 30               June 30
    Thousands             1998       1997      1998        1997
    Interest (net of
      amount capitalized) $ 9,691   $ 9,659    $15,162     $15,923
    Income taxes          $13,732   $16,557    $16,318     $26,229


4.  Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

5.  Gas in Underground Storage.
    Based on the average cost of purchased gas during June
    1998, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at June 30, 1998, by approximately $3,206,000.

6.  Refundable or Recoverable Gas Costs.
    The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred and are being recovered or refunded in accordance with procedures approved by the Indiana
    Utility Regulatory Commission (IURC).

7.  Long-Term Debt.
    In October 1997, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to the issuance of up to $95 million in debt securities and in November 1997 filed a prospectus supplement with respect to $95 million in Medium-Term Notes, Series F. Issues under this registration statement follow. In December 1997, Indiana Gas issued $35 million in aggregate principal amount of its Medium-Term Notes, Series F as follows: $20 million of 6.34% Notes due December 10, 2027; and $15 million of 6.36% Notes due December 6, 2004. In January 1998, $15 million of 5.75% Medium-Term Notes, Series F, due January 15, 2003, were issued. In April 1998, $15 million of 6.75% Medium-Term Notes, Series F, due March 15, 2028, were issued. In May 1998, $10 million of 6.36% Medium-Term Notes, Series F, due May 1, 2028, were issued. In June 1998, the final issuance, $20 million of 6.55% Medium-Term Notes, Series F, due June 30, 2028, was made. The net proceeds from the sale of these new debt securities were used to refinance certain of Indiana Gas' long-term debt issues and to refinance short-term obligations incurred in connection with Indiana Gas' ongoing construction program and other corporate purposes.

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

    On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division (the Court) against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believed that a number of the Court's rulings were contrary to Indiana law and appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit. On April 6, 1998, the appeals court issued a decision dismissing the District Court action for lack of diversity jurisdiction. The Seventh Circuit denied the London market insurers' request to rehear and reconsider the decision. The insurers are expected to appeal the decision to the United States Supreme Court. Because the adverse rulings have been vacated, Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage. As of June 30, 1998, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

    These environmental matters have had no material impact on earnings since Indiana Gas has recorded all costs (in aggregate approximately $15.0 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

9.  Affiliate Transactions.
    ProLiance Energy, LLC (ProLiance), a non-regulated marketing affiliate of Indiana Energy, began providing natural gas supply and related services to Indiana Gas effective April 1, 1996. Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three-, nine- and twelve-month periods ended June 30, 1998, totaled $41.5 million, $223.8 million and $275.7 million, respectively. Indiana Gas' purchases from ProLiance for the three-, nine- and twelve-month periods ended June 30, 1997, totaled $51.6 million, $252.6 million and $309.7 million, respectively.

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

    In the appeal of the IURC's September 12, 1997 decision, the Petitioners, the Indiana Office of Utility Consumer Counselor and the Citizens Action
    Coalition of Indiana, including the United Senior
    Action, Inc., have filed with the Indiana Court of Appeals (Court) their appellants' briefs. Their arguments primarily relate to whether the implementation of the ProLiance service arrangements with Indiana Gas and Citizens Gas required pre-approval under an Indiana law relating to deregulation and incentive ratemaking. They also make certain arguments with respect to whether the IURC was required to pre-approve the establishment of those service arrangements under other provisions of Indiana law and whether Indiana
    Gas' actions were consistent with agreements previously approved by the IURC. Indiana Gas, Citizens Gas and ProLiance have filed their appellees' briefs in defense of the IURC's decision.

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

    On or about August 11, 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand ("CID") from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to determine whether there is, has been or may be a violation of Section 1 of the Sherman Act. Indiana Gas intends to cooperate with the Department of Justice in connection with the CID.

    CIGMA, LLC, owned jointly and equally by IGC Energy, Inc., an indirect wholly owned subsidiary of Indiana
    Energy, and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas, provides materials acquisition and related services that are used by Indiana Gas. Indiana Gas' purchases of these services during the three-, nine- and twelve-month periods ended
    June 30, 1998, totaled $3.5 million, $11.8 million and
    $16.8 million, respectively. Indiana Gas' purchases of these services during all periods reported ending June
    30, 1997, totaled $4.6 million.

    IEI Services, a wholly owned subsidiary of Indiana
    Energy, began providing support services to Indiana Gas effective October 1, 1997. Services provided include human resources functions, information technology and various financial services. Amounts billed by IEI
    Services to Indiana Gas for the three- and nine-month periods ended June 30, 1998, totaled $7.2 million and $19.3 million, respectively.

    Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

    Amounts owed to affiliates totaled $17.2 million and $34.3 million at June 30, 1998 and 1997, respectively, and are included in Accounts Payable on the Consolidated
    Balance Sheets.

10. Reclassifications.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.

Indiana Gas Company, Inc. and Subsidiary Companies
Management's Discussion and Analysis of Results of Operation and Financial Condition

Results of Operations
                       Earnings
    Before restructuring costs, which were recorded in the fourth quarter of fiscal 1997, net income for the three-, nine- and twelve-month periods ended June 30, 1998, when compared to the same periods one year ago were as follows:


          Periods Ended June 30
          (Millions)          1998             1997
          Three Months        $  .3            $ 4.3
          Nine Months         $36.2            $43.9
          Twelve Months (1)   $30.3            $37.5

       (1) Net income for the twelve-months ended June 30, 1998, after restructuring costs was $5.8 million.


    The decreases in net income before restructuring costs for all periods are due primarily to significantly warmer weather, offset somewhat by the addition of new residential and commercial customers.

    The Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting after-tax restructuring charge of $24.5 million in the fourth quarter of fiscal 1997. These actions by Indiana Gas were consistent with Indiana
Energy, Inc.'s (Indiana Gas' parent) growth strategy that was approved by its board of directors during fiscal 1997
(see New Growth Strategy and Corporate Restructuring).

     Margin (Operating Revenues Less Cost of Gas)
    Margin for the quarter ended June 30, 1998, was $35.5 million compared to $43.6 million for the same period last year. The decrease reflects weather 44 percent warmer than the same period last year and 20 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Margin for the nine months ended June 30, 1998, was $167.5 million compared to $181.6 million for the same period last year. The decrease reflects weather 14 percent warmer than the same period last year and 13 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Margin for the twelve-month period ended June 30, 1998, was $193.7 million compared to $209.7 million for the same period last year. The decrease is primarily attributable to weather 14 percent warmer than the same period last year and 13 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Total system throughput (combined sales and transportation) decreased 15 percent (3.4 MMDth) for the third quarter of fiscal 1998, 8 percent (8.3 MMDth) for the nine-month period and 6 percent (7.9 MMDth) for the twelve-month period ended June 30, 1998, compared to the same periods one year ago. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs.
Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $2.54 for the three-month period ended June 30, 1998, compared to $2.88 for the same period one year ago. For the nine-month period, cost of gas per unit decreased to $3.60 in the current period compared to $3.71 for the same period last year. For the twelve-month period, cost of gas per unit decreased to $3.55 in the current period compared to $3.57 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.
                  Operating Expenses
    Operation and maintenance expenses increased $.1 million and $1.8 million for the three- and nine-month periods ended June 30, 1998, respectively, when compared to the same periods one year ago due primarily to service fees paid to Indiana Gas' affiliate, IEI Services, LLC
(IEI Services) related to assets now owned by IEI
Services. IEI Services began providing support services to Indiana Gas effective October 1, 1997 (see resulting lower depreciation and amortization below). These increases were offset somewhat by lower labor costs and related benefits resulting from work force reductions.

    Operation and maintenance expenses decreased $1.5 million for the twelve-month period when compared to the same period last year due in part to lower labor costs and related benefits resulting from work force reductions and lower costs for uncollectible accounts. Lower distribution system costs also contributed to the decrease as the prior period includes the impact of the acceleration of projects into the last portion of fiscal
1996 allowed by the increased margin resulting from very cold weather that year. The decrease was offset somewhat by service fees paid to IEI Services related to assets now owned by IEI Services.

    Restructuring costs of $39.5 million were recorded in the fourth quarter of fiscal 1997 related to the implementation of Indiana Energy, Inc.'s new growth strategy (see New Growth Strategy and Corporate
Restructuring).

    Depreciation and amortization expense decreased for the three-, nine- and twelve-month periods ended June 30, 1998, when compared to the same periods one year ago due primarily to the current periods' amounts excluding depreciation on assets transferred to IEI Services, and on assets held for disposal which were written down to estimated fair value in the fourth quarter of fiscal 1997.
The decreases were offset somewhat by additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes decreased for the three- and nine-month periods ended June 30, 1998, when compared to the same periods one year ago due to decreases in taxable income. Federal and state income taxes decreased for the twelve-month period when compared to the same period last year due primarily to the recording of restructuring costs.

    Taxes other than income taxes decreased for the three-
, nine- and twelve-month periods ended June 30, 1998, when compared to the same periods one year ago due to lower gross receipts tax expense and lower property tax expense.

                   Interest Expense
    Interest expense decreased for the three-month period ended June 30, 1998, when compared to the same period one year ago due to a decrease in interest rates, offset slightly by an increase in average debt outstanding.
Interest expense remained approximately the same for the nine- and twelve-month periods when compared to the same periods last year.

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

    The Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after-tax) in the fourth quarter of fiscal 1997 as described below. These actions by Indiana
Gas were consistent with Indiana Energy's new growth strategy.

    In July 1997, Indiana Gas advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees within five years. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits. As a result primarily of initial work force reductions during September 1997, employees totaled approximately 895 as of June 30, 1998.

    Further, Indiana Gas' management committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at September 30, 1997, and were disposed of during the quarter ended June 30, 1998.

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

    This decision is particularly important because the IURC has recognized that significant customer benefits can be achieved if utilities are encouraged to work toward innovative customer solutions in the changing energy marketplace. As a result of ProLiance's provision of service to Indiana Gas and Citizens Gas, substantial gas costs savings has been realized and will continue to be realized for the customers of those utilities over the initial term of the utilities' agreements. Further, the IURC has recognized that benefits for investors are appropriate when risks are being assumed by those investors.

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

    In the appeal of the IURC's September 12, 1997 decision, the Petitioners, the Indiana Office of Utility
Consumer Counselor and the Citizens Action Coalition of
Indiana, including the United Senior Action, Inc., have filed with the Indiana Court of Appeals (Court) their appellants' briefs. Their arguments primarily relate to whether the implementation of the ProLiance service arrangements with Indiana Gas and Citizens Gas required pre-approval under an Indiana law relating to deregulation and incentive ratemaking. They also make certain arguments with respect to whether the IURC was required to pre-approve the establishment of those service arrangements under other provisions of Indiana law and whether Indiana Gas' actions were consistent with agreements previously approved by the IURC. Indiana Gas, Citizens Gas and ProLiance have filed their appellees' briefs in defense of the IURC's decision.

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

    On or about August 11, 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand ("CID") from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to determine whether there is, has been or may be a violation of Section 1 of the Sherman Act. Indiana Gas intends to cooperate with the Department of Justice in connection with the CID.

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

    On April 14, 1995, Indiana Gas filed suit in the
United States District Court for the Northern District of
Indiana, Fort Wayne Division (the Court) against a number
of insurance carriers for payment of claims for
investigation and clean-up costs already incurred, as well
as for a determination that the carriers are obligated to
pay these costs in the future. On October 2, 1996, the
Court granted several motions filed by defendant insurance
carriers for summary judgment on a number of issues
relating to the insurers' obligations to Indiana Gas under
insurance policies issued by these carriers.  For example,
the Court held that because the placement of residuals on
the ground at the sites was done intentionally, there was
no "fortuitous accident" and therefore no "occurrence"
subject to coverage under the relevant policies.  Based on
discussions with counsel, the management of Indiana Gas
believed that a number of the Court's rulings were
contrary to Indiana law and appealed all adverse rulings
to the United States Court of Appeals for the Seventh
Circuit.  On April 6, 1998, the appeals court issued a
decision dismissing the District Court action for lack of
diversity jurisdiction.   The Seventh Circuit denied the
London market insurers' request to rehear and reconsider the decision. The insurers are expected to appeal the decision to the United States Supreme Court. Because the adverse rulings have been vacated, Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage. As of June 30, 1998, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

    These environmental matters have had no material impact on earnings since Indiana Gas has recorded all costs (in aggregate approximately $15.0 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

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

Liquidity and Capital Resources

    Indiana Gas' capitalization objectives are 55-65
percent common equity and preferred stock and 35-45 percent long-term debt. Indiana Gas' common equity component was 57 percent of its total capitalization at June 30, 1998.

    New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 1998 are estimated at $59.0 million of which $39.6 million have been expended during the nine-month period ended June 30, 1998. For the twelve months ended June 30, 1998, capital expenditures totaled
$59.1 million.

    Indiana Gas' long-term goal is to internally fund at least 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa2 by Moody's Investors Service and AA-by Standard & Poor's Corporation. For the twelve months ended June 30, 1998, 53 percent of Indiana Gas' capital expenditures was funded internally (i.e. from net income less dividends plus charges to net income not requiring funds). Indiana Gas' ratio of earnings to fixed charges was 1.5 for the twelve months ended June 30, 1998. Before restructuring costs, Indiana Gas' ratio of earnings to fixed charges for the twelve months ended June 30, 1998, was 3.8 (see Exhibit 12).

    In October 1997, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to the issuance of up to $95 million in debt securities and in November 1997 filed a prospectus supplement with respect to $95 million in Medium-Term
Notes, Series F. Issues under this registration statement follow. In December 1997, Indiana Gas issued $35 million in aggregate principal amount of its Medium-Term Notes, Series F as follows: $20 million of 6.34% Notes due
December 10, 2027; and $15 million of 6.36% Notes due
December 6, 2004. In January 1998, Indiana Gas issued $15 million of 5.75% Medium-Term Notes, Series F, due January
15, 2003.  In April 1998, $15 million of 6.75% Medium-Term
Notes, Series F, due March 15, 2028, were issued.  In May
1998, $10 million of 6.36% Medium-Term Notes, Series F, due May 1, 2028, were issued. In June 1998, the final issuance, $20 million of 6.55% Medium-Term Notes, Series
F, due June 30, 2028, was made. The net proceeds from the sale of these new debt securities were used to refinance certain of Indiana Gas' long-term debt issues and to refinance short-term obligations incurred in connection with Indiana Gas' ongoing construction program and other corporate purposes.

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

                    Item 5.   Other Events

                    Item 7.   Exhibits

                        99    Financial Analyst Report - Second
                              Quarter 1998


           On July 31, 1998, Indiana Gas filed a
           Current Report on Form 8-K with respect to the release by Indiana Energy, Inc. (Indiana
           Energy) of unaudited summary financial
           information to the investment community
           regarding Indiana Energy's consolidated
           results of operations, financial position and cash flows for the three-, nine- and twelve-month periods ended June 30, 1998.

                    Item 5.   Other Events

                    Item 7.   Exhibits

                         99   Financial Analyst Report - Third
                              Quarter 1998


                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         INDIANA GAS COMPANY, INC.
                                 Registrant




Dated August 13, 1998    /s/Niel C. Ellerbrook
                         Niel C. Ellerbrook
                         President



Dated August 13, 1998    /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Vice President and Controller