Form 10-K405
period 1998-09-30
INDIANA GAS CO INC
filed 1998-12-18
CIK 50183

December 18, 1998



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Gas Company, Inc.'s
Annual Report on Form 10-K for the year ended
September 30, 1998, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Douglas S. Schmidt
Douglas S. Schmidt

DSS:tmw

Enclosures

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC.  20549

                               FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

                                  OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to
_______________

Commission File Number 1-6494

                  INDIANA GAS COMPANY, INC.
    Exact name of Registrant as specified in its charter)

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

                                         Name of each exchange
   Title of each class                   on which registered
            None                                None

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

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock-Without par value    9,080,770      November 30, 1998
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

       (c)  Narrative Description of the Business.

            During fiscal 1998, Indiana Gas supplied gas to about 489,000 residential, small commercial and contract (large commercial and industrial) customers in 281 communities in 48 of the 92 counties in the state of Indiana. The service area has a population of approximately 2 million and contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive parts and accessories, feed, flour and grain processing, metal castings, aluminum products, gypsum products, electrical equipment, metal specialties and glass.

            The largest communities served include
       Muncie, Anderson, Lafayette-West Lafayette,
       Bloomington, Terre Haute, Marion, New Albany,
       Columbus, Jeffersonville, New Castle and
       Richmond. While Indiana Gas does not serve in Indianapolis, it does serve the counties and communities which border that city.

            For the fiscal year ended September 30,
       1998, residential customers provided 65 percent of revenues, small commercial 23 percent and contract 12 percent. Approximately 99 percent of Indiana Gas' customers used gas for space heating, and revenues from these customers for the fiscal year were approximately 87 percent of total operating revenues. Sales of gas are seasonal and strongly affected by variations in weather conditions. Less than half of total margin, however, is space heating related.
       During the fiscal year ended September 30, 1998, Indiana Gas added approximately 11,500 residential and commercial customers.

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

       Gas transported on behalf of end-use customers in fiscal 1998 represented 40 percent (45,598 MDth) of throughput compared to 34 percent (41,874 MDth) in 1997 and 27 percent (34,165 MDth) in 1996. Although revenues are lower, rates for transportation generally provide the same margins as would have been earned had the gas been sold under normal sales tariffs.

            Effective April 1, 1996, Indiana Gas
       purchases all of its natural gas from ProLiance
       Energy, LLC, a gas marketing affiliate of Indiana
       Energy (see Item 7, ProLiance Energy, LLC).
       Indiana Gas also holds several contracts with pipelines for storage of natural gas to meet a portion of its peaking requirements.

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

       Indiana Gas had 754 full-time employees and 34 part-time employees as of September 30, 1998.

       During fiscal 1997, the Indiana Gas Board of
       Directors authorized management to undertake the actions necessary and appropriate to restructure
       Indiana Gas' operations. These actions by Indiana Gas were consistent with Indiana Energy,
       Inc.'s (Indiana Gas' parent) growth strategy that was approved by its board of directors during fiscal 1997. See Item 7, Growth Strategy and
       Corporate Restructuring.

Item 2.       Property

            The properties of Indiana Gas are used for the purchase, production, storage and distribution of gas and are located primarily within the state of Indiana. As of September 30, 1998, such properties included 10,716 miles of distribution mains; 496,281 meters; five reservoirs currently being used for the underground storage of purchased gas with approximately 71,484 acres of land held under storage easements; 8,509,841 Dth of gas in company-owned underground storage with a daily deliverability of 134,160 Dth; 5,184,527 Dth of gas in contract storage with a daily deliverability of 53,563 Dth; and five liquefied petroleum (propane) air-gas manufacturing plants with a total daily capacity of 36,700 Dth of gas.

            Indiana Gas' capital expenditures during the fiscal year ended September 30, 1998, amounted to $57.3 million.

Item 3.       Legal Proceedings

            See Item 8, Note 10 for litigation matters involving insurance carriers pertaining to
       Indiana Gas' former manufactured gas plants and storage facilities.

            See Item 8, Note 11 for discussion of
       litigation matters relating to the gas supply and portfolio administration agreements between
       ProLiance and Indiana Gas and ProLiance and
       Citizens Gas.

Item 4.       Submission of Matters to a Vote of Security Holders

            No matter was submitted during the fourth quarter of the fiscal year ended September 30, 1998, to a vote of security holders.

Item 4a.      Executive Officers of the Company

       The Executive Officers of the company are as follows:

                               Family
                              Relation-   Office or                  Date Elected
        Name           Age      ship     Position Held               Or Appointed(1)
Lawrence A. Ferger     64     None       Chairman and Chief
                                         Executive Officer           Oct. 1, 1997
                                         Chairman, President and
                                         Chief Executive Officer     Jan. 26, 1996
                                         President and Chief
                                         Executive Officer           July 1, 1987

Niel C. Ellerbrook     49    None        President                   Oct. 1, 1997
                                         Executive Vice President
                                         and Chief Financial
                                         Officer                     Jan . 22, 1997
                                         Senior Vice President and
                                         Chief Financial Officer     July 1, 1987

Paul T. Baker          58    None        Executive Vice
                                         President and Chief
                                         Operating Officer           Oct. 1, 1997
                                         Senior Vice President
                                         and Chief Operating
                                         Officer                     Aug. 1, 1991

Anthony E. Ard         57    None        Secretary                   Jul. 31, 1998
                                         Senior Vice President of
                                         Corporate Affairs           Jan. 9, 1995
                                                                     (through
                                                                     Sep. 30, 1997)
                                         Vice President -
                                         Corporate Affairs           Jan. 11, 1993

Timothy M. Hewitt      48    None        Vice President of
                                         Operations and Engineering  Jan. 9, 1995
                                         Vice President of Sales
                                         and Field Operations        Jan. 14, 1991

(1) Each of the officers has served continuously since the dates indicated unless otherwise noted.


Part II


Item 5.       Market for the Registrant's Common Equity and
              Related Stockholder Matters

            All of the outstanding shares of Indiana Gas' common stock are owned by Indiana Energy, Inc., and are not traded.

            During fiscal 1998, the company paid dividends of $6.8 million, $6.8 million, $6.8 million and $7.0 million in the first, second, third and fourth quarters, respectively.

            During fiscal 1997, the company paid dividends of $6.5 million, $6.5 million, $6.5 million and $6.8 million in the first, second, third and fourth quarters, respectively.

Item 6.       Selected Financial Data


                       INDIANA GAS COMPANY, INC.
                       AND SUBSIDIARY COMPANIES
                              (Thousands)

Year Ended September 30      1998     1997(2)    1996     1995      1994
Operating revenues         $465,644  $530,407  $530,594  $403,810  $475,297
Margin                      194,640   207,885   210,463   185,315   194,309
Operating expenses          148,389   178,874   156,910   139,127   146,466
Operating income             46,251    29,011    53,553    46,188    47,843
Other income - net              866     1,241       984     1,451     2,790
Interest expense             16,234    16,774    15,907    15,530    16,037
Net income                 $ 30,883  $ 13,478  $ 38,630  $ 32,109  $ 34,596

Ratio of earnings to
 fixed charges                  3.9       2.2       4.6       4.1       4.1

Common shareholder's
 equity                    $240,349  $268,762  $281,534  $268,154  $260,295
Long-term debt (1)          181,975   154,733   174,733   173,693   156,851
                           $422,324  $423,495  $456,267  $441,847  $417,146

Total Assets at Year-End   $633,154  $665,719  $672,907  $655,933  $649,982

Total throughput            114,795   122,846   126,742   109,508   116,285

Annual heating degree days
    as a percent of normal      86%      100%      108%       87%      102%

Utility customers served -
    average                 488,771   477,235   465,166   454,817   443,498


(1)  Includes current maturities; excludes sinking fund requirements.
(2) Reflects the recording of pre-tax restructuring costs of $39.5 million in fiscal 1997 (see Item 8, Note 2).


Item 7.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition

      Results of Operations

      Net income for Indiana Gas Company, Inc. and subsidiaries (Indiana Gas or the company) for the last three fiscal years were as follows:


      (Millions)   1998    1997(1)  1996
      Net Income   $30.9   $13.5    $38.6


      (1)Reflects restructuring costs of $24.5 million after-tax (see
         Growth Strategy and Corporate Restructuring).



      Margin (Operating Revenues Less Cost of Gas)
      In 1998, margin decreased 6 percent ($13.2 million) when compared to 1997. The decrease is primarily attributable to weather 14 percent warmer than last year and 14 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

      In 1997, margin decreased 1 percent ($2.6 million) when compared to 1996. The decrease was primarily attributable to normal weather which was 7 percent warmer than the prior year, offset substantially by the addition of new residential and commercial customers.

      In 1998, total system throughput (combined sales and transportation) decreased 7 percent (8.1 MMDth) when compared to last year. In 1997, throughput decreased 3 percent (3.9 MMDth) when compared to 1996. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

      Total average cost per dekatherm of gas purchased (average commodity and demand) was $3.65 in 1998, $3.64 in 1997 and $3.14 in 1996. The price changes are due primarily to changing commodity costs in the marketplace.

      Operating Expenses
      Operation and maintenance expenses increased approximately $4.6 million in 1998 when compared to 1997. The increase is due primarily to service fees paid to Indiana Gas' affiliate, IEI Services, LLC (IEI Services) related to assets now owned by IEI Services. IEI Services began providing support services to Indiana Gas effective October 1, 1997 (see resulting lower depreciation and amortization below). The increase was offset somewhat by lower labor costs and related benefits resulting from work force reductions.

      Operation and maintenance expenses decreased approximately $4.6 million in 1997 when compared to 1996. The decrease is due in part to lower distribution system costs than in 1996 when certain projects were accelerated because of the increased margin resulting from the very cold weather. Lower costs for uncollectible accounts also contributed to the decrease.

      Restructuring costs of $39.5 million (pre-tax) were recorded in 1997 related to the implementation of Indiana Energy, Inc.'s new growth strategy during that year (see Growth Strategy and Corporate Restructuring).

      Depreciation and amortization decreased in 1998 due primarily to the transfer of assets to IEI Services, and assets held for disposal which were written down to estimated fair value in 1997. The decrease was offset somewhat by additions to plant to serve new customers and to maintain dependable service to existing customers. Depreciation and amortization expense increased in 1997 as the result of additions to plant to serve new customers and to maintain dependable service to existing customers.

      Federal and state income taxes increased in 1998, while decreasing in 1997, due primarily to the recording of restructuring costs in 1997.

      Taxes other than income taxes decreased in 1998 due to lower property tax expense and lower gross receipts tax expense. Taxes other than income taxes remained approximately the same for 1997 when compared to 1996.

      Interest Expense
      Interest expense decreased in 1998 due to a decrease in interest rates, offset somewhat by an increase in average debt outstanding. Interest expense increased in 1997 due to an increase in average debt outstanding, slightly offset by a decrease in interest rates.

      Other Operating Matters


      Growth Strategy and Corporate Restructuring
      In April 1997, the Board of Directors of Indiana Energy, Inc. (Indiana Energy), Indiana Gas' parent, approved a new growth strategy designed to support Indiana Energy's transition into a more competitive environment. As part of the current growth strategy, Indiana Energy will endeavor to become a leading regional provider of energy products and services and to grow its consolidated earnings per share by an average of 10 percent annually through 2003. To achieve such earnings growth, Indiana Energy's aim is to grow the earnings contribution from non-utility operations to over 25 percent of its total annual earnings by 2003, and to aggressively manage costs within its utility operations.

      During 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after-tax) for fiscal 1997 as described below.

      In July 1997, Indiana Energy advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during fiscal 1997 related to the work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits. As a result primarily of initial work force reductions during September 1997 and attrition, Indiana Energy employees totaled approximately 890 as of September 30, 1998.

      Further, Indiana Gas' management committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at September 30, 1997, and were disposed of during fiscal 1998.

      In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries. The formation of IEI Services was established by a contribution of $32 million of fixed assets at net book value from Indiana Gas, which subsequently dividended its membership interest to Indiana Energy. The contributed assets relate to the provision of administrative services. IEI Services provides information technology, financial, human resources, building and fleet services. These services had been provided by Indiana Gas in the past.

      As a result of the restructuring, Indiana Energy has already realized, and expects further, reductions in future operating costs, which should help the company to be more successful in an increasingly competitive energy marketplace.

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

      On September 12, 1997, the Indiana Utility Regulatory Commission
      (IURC) issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained by ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional findings in the gas cost adjustment (GCA) process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

      The IURC's September 12, 1997, decision was appealed to the Indiana Court of Appeals by certain Petitioners including the Indiana Office of Utility Consumer Counselor and the Citizens Action Coalition of Indiana. On October 8, 1998, the Indiana Court of Appeals issued a decision which reversed and remanded the case to the IURC with instructions that the gas supply agreements be disapproved. The basis for the decision is that because the gas supply agreements provide for index based pricing of gas commodity sold by ProLiance to the utilities, they should have been the subject of an application for approval of an alternative regulatory plan under Indiana statutory law. The court held that absent this type of application, the IURC exceeded its authority in implementing what the court saw to be alternative regulatory treatment.

      Management believes the decision incorrectly applies the statute and has decided to petition for transfer of the case to the Indiana Supreme Court. If the Supreme Court does not overturn the Court of Appeals' decision, the matter will be remanded to the IURC for further proceedings. Whether or not the Supreme Court reverses the Court of Appeals' decision, the reasonableness of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed in the consolidated GCA proceeding. Management takes note of the fact that the Court of Appeals has not challenged the IURC findings that the agreements provide significant economic value to customers and are in the public interest. Indiana Gas is continuing to utilize ProLiance for its gas supply.

      On or about August 11, 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand ("CID") from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas is providing the Department of Justice with information regarding the formation of ProLiance in connection with the CID.

      While the results of the ProLiance issues mentioned above cannot be predicted, management does not expect these matters to have a material impact on Indiana Gas' financial position or results of operations. However, no assurance can be provided.

      The Year 2000 Issue
      Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This issue relates not only to information technology (IT) but also to non-IT related equipment and plant that may contain embedded date-sensitive microcontrollers or microchips.

      The company has identified what it believes are its most significant worst case Year 2000 scenarios for the purpose of helping it to focus its Year 2000 efforts. These scenarios are the interference with the company's ability to (1) receive and deliver gas to customers, (2) monitor gas pressure throughout the company's gas distribution system, (3) bill and receive payments from customers, and (4) maintain continuous operation of its computer systems. As discussed below, the company is taking the steps necessary to ensure that these worst case scenarios are addressed.

      The company has evaluated the Year 2000 readiness of all IT hardware and software including the mainframe, network, servers, personal computers, system and application software and telecommunications. Almost all hardware was found to be in compliance as a result of projects conducted in 1997 and 1998. Replacements of major customer information and billing systems, which had already begun in 1997, are scheduled to be completed by the first quarter of 1999. These new systems, driven by the need for additional functionality and business flexibility, were also designed to be Year 2000 compliant. Other maintenance and project activities conducted in 1998 and scheduled for 1999 have been initiated to bring the remaining software environment into compliance. The projects include replacements, upgrades and rewrites. The company's plan for IT items includes the following phases and timeline: (a) Assessment - will be completed in 1998,
      (b) Strategy - will be completed in 1998 and (c) Design, Implementation, Testing and Validation - in process and to be substantially completed by June 30, 1999. The company has not found it necessary to postpone work on any other critical IT projects because of efforts to achieve Year 2000 compliance.

      Non-IT systems with embedded microcontrollers or microchips are being evaluated and tested to determine if they are Year 2000 compliant. These systems include buildings, transportation, monitoring equipment, process controls, engineering and construction. The internal assessment process has generally been completed, and few compliance issues have been found to date. These consist primarily of needed software upgrades for equipment in the gas control system. It is anticipated these upgrades will be completed and tested by December 31, 1998.

      The company is currently in the process of contacting its major vendors, suppliers and customers to gather information regarding the status of their Year 2000 compliance. While compliance issues may be identified from these inquiries and any issues raised will be addressed, this process may not fully ensure these parties' Year 2000 compliance. Disruptions in the operations of these parties could have an adverse financial and operational effect on the company.

      The company is also formulating a contingency plan related to Year 2000 issues. This plan will include modifying the company's already existing plans for business resumption, information technology disaster recovery and gas supply contingencies, and would allow for, among other things, alternate recovery locations, backup power generation, adequate material supplies and personnel requirements. This plan is expected to be in place, tested and refined as needed by December 31, 1999.

      Total costs expected to be incurred by the company to remedy its Year 2000 issues are estimated at $1.5 million, which include costs estimated to replace certain existing systems sooner than otherwise planned.

      Management expects that Year 2000 issues will be addressed on a schedule and in a manner that will prevent such issues from having a material impact on the company's financial position or results of operations. However, while the company has and will continue to manage its Year 2000 compliance plan, there can be no assurance that the company will be successful in identifying and addressing all material Year 2000 issues including those related to the company's vendors, suppliers and customers.

      Environmental Matters
      Indiana Gas is currently conducting environmental investigations and work at 26 sites that were the locations of former manufactured gas plants. It has been seeking to recover the costs of the investigations and work from insurance carriers and other potentially responsible parties (PRPs). The IURC has determined that these costs are not recoverable from utility customers.

      Indiana Gas has completed the process of identifying PRPs and now has PRP agreements in place covering 19 of the 26 sites. The agreements provide for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the sites. PSI Energy, Inc. is a PRP on all 19 sites. Northern Indiana Public Service Company is a PRP on 5 of the 19 sites.
      These agreements limit Indiana Gas' share of past and future response costs at these 19 sites to between 20 and 50 percent. Based on the agreements, Indiana Gas has recorded a receivable from PRPs for their unpaid share of the liability for work performed by Indiana Gas to date, as well as accrued Indiana Gas' proportionate share of the estimated cost related to work not yet performed.

      On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division (the District Court) against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the District Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. Indiana Gas appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit. On April 6, 1998, the appeals court issued a decision vacating the summary judgment and dismissing the District Court action for lack of diversity jurisdiction. The insurers asked the United States Supreme Court to review the Seventh Circuit's decision, however their petition was denied. Because the District Court's adverse rulings have been vacated, Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage. As of September 30, 1998, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

      These environmental matters have had no material impact on earnings since costs recorded to date total approximately $15.0 million. While Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

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

      New Accounting Standards
      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in annual and interim financial reports issued to shareholders. This statement becomes effective for the company's 1999 annual financial statements.

      In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement standardizes the disclosure requirements for pensions and other postretirement benefits. It does not change measurement or recognition of amounts related to those plans. The company has adopted the new disclosure requirements of this statement for 1998 (see Note 7 of the Notes to Consolidated Financial Statements).

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance primarily on whether costs incurred related to internal use computer software should be capitalized or expensed. This statement is effective for the company in fiscal 2000. The company does not expect this statement to have a material impact on its financial position or results of operations.

      Liquidity and Capital Resources
      Indiana Gas' capitalization objectives are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt. Indiana Gas' common equity component was 56 percent of its total capitalization at September 30, 1998.

      New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Total capital required to fund capital expenditures and refinancing requirements for 1997 and 1998, along with estimated amounts for 1999 through 2001, is as follows:


      Thousands                   1997       1998      1999     2000     2001
      Capital expenditures       $72,000   $ 57,000  $61,000  $60,000  $58,000
      Refinancing requirements         -     93,000   10,000        -        -
                                 $72,000   $150,000  $71,000  $60,000  $58,000


      Indiana Gas' long-term goal is to internally fund at least 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa2 by Moody's Investors Service and AA- by Standard & Poor's Corporation. In 1998, 64 percent of Indiana Gas' capital expenditures was funded internally (i.e., from net income less dividends plus charges to net income not requiring funds). In 1997, 58 percent of capital expenditures was provided by funds generated internally. External funds required for the 1998 construction program were obtained primarily through a combination of short-term and long-term debt. Indiana Gas' ratio of earnings to fixed charges for 1998 was 3.9 (see Exhibit 12).

      In October 1997, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to the issuance of up to $95 million in debt securities and in November 1997 filed a prospectus supplement with respect to $95 million in Medium-Term Notes, Series F. Issues under this registration statement were as follows:


                                     Interest      Maturity
      Issue Date     Principal         Rate          Date
      12-05-97     $15 million       6.36%         12-06-04
      12-09-97     $20 million       6.34%         12-10-27
      01-14-98     $15 million       5.75%         01-15-03
      04-15-98     $15 million       6.75%         03-15-28
      05-04-98     $10 million       6.36%         05-01-28
      06-30-98     $20 million       6.55%         06-30-28


      The net proceeds from the sale of these new debt securities were used to refinance certain of Indiana Gas' long-term debt issues and to refinance short-term obligations incurred in connection with Indiana Gas' ongoing construction program and other corporate purposes.

      In December 1997, Indiana Gas retired $35 million of 6 5/8% Series D Notes and, called and redeemed $24.7 million of 8 1/2% Series B Debentures. In March 1998, Indiana Gas redeemed $33 million of its 9 1/8% Series A Notes. The premiums paid in connection with the redemptions, which totaled $5.5 million, have been deferred and are being amortized over 15 years.

      Provisions under which certain of Indiana Gas' Series E and Series F Medium-Term Notes were issued entitle the holders of $60 million of these notes to put the debt back to Indiana Gas at face value at certain specified dates before maturity beginning in 2000. Long-term debt subject to the put provisions during the three years following 1998 totals $5 million.

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

      Forward-Looking Information

      A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of
      1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to, Indiana
      Energy's earnings growth strategy, ProLiance and Year 2000 issues, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing the words "aim," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Indiana Energy, Inc. and subsidiary companies' actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:
           Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; or gas pipeline system constraints.

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

           Legal and regulatory delays and other obstacles associated with mergers, acquisitions and investments in joint ventures such as the ProLiance judicial and administrative proceedings.

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

           The inability of Indiana Energy, Inc. and its subsidiaries and their vendors, suppliers and customers to achieve Year 2000 readiness.

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


      /s/ Niel C. Ellerbrook
      Niel C. Ellerbrook
      President


      Report of Independent Public Accountants

      To the Shareholders and Board of Directors of Indiana Gas Company,
      Inc.:

      We have audited the accompanying consolidated balance sheets and schedules of long-term debt of Indiana Gas Company, Inc. (an Indiana corporation and wholly owned subsidiary of Indiana Energy, Inc.) and subsidiary companies as of September 30, 1998, and 1997, and the related consolidated statements of income, common shareholder's equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Gas Company, Inc. and subsidiary companies, as of September 30, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.


      /s/ Arthur Andersen LLP
      Arthur Andersen LLP
      Indianapolis, Indiana
      October 30, 1998


                                               INDIANA GAS COMPANY, INC.
                                               AND SUBSIDIARY COMPANIES

                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (Thousands)




                                                                  Year Ended September 30
                                                          1998           1997        1996
OPERATING REVENUES                                   $   465,644    $   530,407    $   530,594
COST OF GAS (See Note 11)                                271,004        322,522        320,131
MARGIN                                                   194,640        207,885        210,463

OPERATING EXPENSES:
    Operation and maintenance                             84,168         79,567         84,136
    Restructuring costs (See Note 2)                           -         39,531              -
    Depreciation and amortization                         32,353         35,054         33,232
    Income taxes                                          17,449          7,852         23,174
    Taxes other than income taxes                         14,419         16,870         16,368
                                                         148,389        178,874        156,910

OPERATING INCOME                                          46,251         29,011         53,553

OTHER INCOME - NET                                           866          1,241            984

INCOME BEFORE INTEREST EXPENSE                            47,117         30,252         54,537

INTEREST EXPENSE                                          16,234         16,774         15,907

NET INCOME                                           $    30,883    $    13,478    $    38,630


The accompanying notes are an integral part of these statements.


                                           INDIANA GAS COMPANY, INC.
                                            AND SUBSIDIARY COMPANIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Thousands)


                                                                               Year Ended September 30
                                                                         1998          1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   30,883    $   13,478   $   38,630

   Adjustments to reconcile net income to cash
     provided from operating activities -
       Noncash restructuring costs                                            -        32,838            -
       Depreciation and amortization                                     32,540        35,241       33,419
       Deferred income taxes                                              1,591       (12,618)         804
       Investment tax credit                                               (930)         (930)        (930)
       Gain on sale of assets                                            (1,219)            -            -
                                                                         31,982        54,531       33,293
       Changes in assets and liabilities -
         Receivables - net                                               11,552       (10,524)      (3,818)
         Inventories                                                       (272)       24,026       19,966
         Accounts payable, customer deposits, advance
            payments and other current liabilities                      (30,439)       (4,519)     (13,658)
         Accrued taxes and interest                                      (5,042)        4,528       (4,020)
         Recoverable/refundable gas costs                                16,573        (3,133)      (7,593)
         Accrued postretirement benefits other than pensions              2,131         8,134        3,505
         Other - net                                                      2,760           900        2,275

           Total adjustments                                             29,245        73,943       29,950

             Net cash flows from operations                              60,128        87,421       68,580

CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES:
    Sale of long-term debt                                               95,000        15,000       20,000
    Reduction in long-term debt                                         (92,758)            -      (18,960)
    Net change in short-term borrowings                                  13,705        (4,236)      22,011
    Dividends on common stock                                           (27,250)      (26,250)     (25,250)

        Net cash flows required for financing activities                (11,303)      (15,486)      (2,199)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                                (57,335)      (71,907)     (66,381)
    Proceeds from sale of assets                                          9,204             -            -

        Net cash flows required for investing activities                (48,131)      (71,907)     (66,381)

NET INCREASE (DECREASE) IN CASH                                             694            28            -

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                                   48            20           20

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $      742    $       48   $       20

The accompanying notes are an integral part of these statements.


                                        INDIANA GAS COMPANY, INC.
                                        AND SUBSIDIARY COMPANIES

                                      CONSOLIDATED BALANCE SHEETS

                                                 ASSETS
                                               (Thousands)


                                                                      September 30
                                                                   1998         1997
UTILITY PLANT:
    Original cost                                             $   937,977   $   951,617
    Less - accumulated depreciation and amortization              370,872       361,936
                                                                  567,105       589,681


CURRENT ASSETS:
    Cash and cash equivalents                                         742            48
    Accounts receivable, less reserves of
        $900 and $1,784 respectively (See Note 11)                 16,145        25,186
    Accrued unbilled revenues                                       6,453         8,964
    Liquefied petroleum gas - at average cost                         883           872
    Gas in underground storage - at last-in,
        first-out cost                                             19,373        19,240
    Recoverable gas costs                                               -         5,843
    Prepayments and other                                           4,760         3,758
                                                                   48,356        63,911


DEFERRED CHARGES AND OTHER ASSETS:
    Unamortized debt discount and expense                          12,874         6,980
    Regulatory income tax asset                                     1,778             -
    Other                                                           3,041         5,147
                                                                   17,693        12,127

                                                              $   633,154   $   665,719


The accompanying notes are an integral part of these statements.


                                               INDIANA GAS COMPANY, INC.
                                               AND SUBSIDIARY COMPANIES

                                              CONSOLIDATED BALANCE SHEETS

                                          SHAREHOLDER'S EQUITY AND LIABILITIES
                                                       (Thousands)


                                                                                 September 30
                                                                              1998         1997
CAPITALIZATION:
    Common stock and paid-in capital                                     $   142,995   $   142,995
    Retained earnings                                                         97,354       125,767
        Total common shareholder's equity                                    240,349       268,762
    Long-term debt                                                           181,975       154,733
                                                                             422,324       423,495

CURRENT LIABILITIES:
    Maturities and sinking fund requirements of long-term debt                10,000        35,000
    Notes payable                                                             33,705        20,000
    Accounts payable (See Note 11)                                            17,847        39,456
    Refundable gas costs                                                      10,730             -
    Customer deposits and advance payments                                    19,229        20,405
    Accrued taxes                                                              4,469         8,659
    Accrued interest                                                           1,728         2,580
    Other current liabilities                                                 16,451        24,105
                                                                             114,159       150,205

DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes                                                     60,448        55,205
    Accrued postretirement benefits other than pensions                       25,169        23,038
    Unamortized investment tax credit                                          9,313        10,243
    Regulatory income tax liability                                                -         1,874
    Other                                                                      1,741         1,659
                                                                              96,671        92,019

COMMITMENTS AND CONTINGENCIES (See Notes 8, 10 & 11)                               -             -

                                                                         $   633,154   $   665,719


The accompanying notes are an integral part of these statements.

                                      INDIANA GAS COMPANY, INC.
                                      AND SUBSIDIARY COMPANIES

                         CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                                      (Thousands except shares)





                                                     COMMON STOCK AND
                                                     PAID-IN CAPITAL           RETAINED
                                                   SHARES       AMOUNT         EARNINGS        TOTAL
BALANCE AT SEPTEMBER 30, 1995                     9,080,770   $   142,995   $    125,159   $   268,154

  Net income                                                                      38,630        38,630

  Common stock dividends ($2.78 per share)                                       (25,250)      (25,250)

BALANCE AT SEPTEMBER 30, 1996                     9,080,770       142,995        138,539       281,534

  Net income                                                                      13,478        13,478

  Common stock dividends ($2.89 per share)                                       (26,250)      (26,250)

BALANCE AT SEPTEMBER 30, 1997                     9,080,770       142,995        125,767       268,762

  Net income                                                                      30,883        30,883

  Common stock dividends ($3.00 per share)                                       (27,250)      (27,250)

  Noncash dividend                                                               (32,046)      (32,046)

BALANCE AT SEPTEMBER 30, 1998                     9,080,770   $   142,995   $     97,354   $   240,349



The accompanying notes are an integral part of these statements.


                                                  INDIANA GAS COMPANY, INC.
                                                  AND SUBSIDIARY COMPANIES

                                          CONSOLIDATED SCHEDULES OF LONG-TERM DEBT
                                                         (Thousands)



                                                                                               September 30
                                                                                          1998             1997
LONG-TERM DEBT:
Unsecured Notes Payable
   6 5/8% Series D, due December 1, 1997                                             $         -       $    35,000
   8.90%, due July 15, 1999                                                               10,000            10,000
   5.75% Series F, due January 15, 2003                                                   15,000                 -
   6.36% Series F, due December 6, 2004                                                   15,000                 -
   6.54% Series E, due July 9, 2007                                                        6,500             6,500
   6.69% Series E, due June 10, 2013                                                       5,000             5,000
   7.15% Series E, due March 15, 2015                                                      5,000             5,000
   6.69% Series E, due December 21, 2015                                                   5,000             5,000
   6.69% Series E, due December 29, 2015                                                  10,000            10,000
   9 3/8%, due January 15, 2021                                                           25,000            25,000
   9 1/8% Series A, due February 15, 2021 ($33 million redeemed March 31, 1998)            7,000            40,000
   8 1/2% Series B Debentures, called and redeemed December 15, 1997                           -            24,733
   6.31% Series E, due June 10, 2025                                                       5,000             5,000
   6.53% Series E, due June 27, 2025                                                      10,000            10,000
   6.42% Series E, due July 7, 2027                                                        5,000             5,000
   6.68% Series E, due July 7, 2027                                                        3,500             3,500
   6.34% Series F, due December 10, 2027                                                  20,000                 -
   6.75% Series F, due March 15, 2028                                                     14,975                 -
   6.36% Series F, due May 1, 2028                                                        10,000                 -
   6.55% Series F, due June 30, 2028                                                      20,000                 -
                                                                                         191,975           189,733

Less - Maturities and sinking fund requirements                                           10,000            35,000

                                                                                     $   181,975       $   154,733


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

      Provisions for depreciation of utility property are determined by applying straight-line rates to the original cost of the various classifications of property. The average depreciation rate was
      3.9 percent for 1998, and 4.1 percent for 1997 and 1996.

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

      D.  Cash Flow Information
      For the purposes of the Consolidated Statements of Cash Flows, the company considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


      Thousands                              1998      1997      1996
      Interest (net of amount capitalized) $ 15,341  $ 15,129  $ 15,435
      Income taxes                         $ 20,391  $ 19,142  $ 29,451


      E.  Revenues
      To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

      F.  Gas in Underground Storage
      Based on the average cost of purchased gas during September 1998, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at September 30, 1998, by approximately $10,627,000.

      G.  Refundable or Recoverable Gas Cost
      The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred and are being recovered or refunded in accordance with procedures approved by the IURC.

      H.  Allowance For Funds Used During Construction
      An allowance for funds used during construction (AFUDC), which represents the cost of borrowed and equity funds used for construction purposes, is charged to construction work in progress during the period of construction and included in "Other Income - net" on the Consolidated Statements of Income. An annual AFUDC rate of 6.0 percent was used for 1998, while an annual rate of 7.5 percent was used for 1997 and 1996.

      The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.


      Thousands                  1998    1997   1996
      AFUDC - borrowed funds    $  448  $  596  $ 283
      AFUDC - equity funds         371     487    232
      Total AFUDC capitalized   $  819  $1,083  $ 515


      I.  Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      J.  Regulatory Assets and Liabilities
      Indiana Gas is subject to the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). Regulatory assets represent probable future revenue to Indiana Gas associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheet as of September 30 (in thousands) relate to the following:



      Regulatory Assets                                  1998
      Postretirement benefits other than pensions      $  2,688
      Unamortized debt discount and expense              11,388
      Amounts due from customers - income taxes, net      1,778
      Deferred acquisition costs                            677
                                                        $16,531

      Regulatory Liabilities
      Gas costs due to customers, net                   $10,730
                                                        $10,730


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

      K.  Reclassifications
      Certain reclassifications have been made in the company's financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

      2. Corporate Restructuring
      In April 1997, the Board of Directors of Indiana Energy, Inc. (Indiana Energy), Indiana Gas' parent, approved a new growth strategy designed to support Indiana Energy's transition into a more competitive environment.

      During 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after-tax) for fiscal 1997 as described below.

      In July 1997, Indiana Energy advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during fiscal 1997 related to the work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits. As a result primarily of initial work force reductions during September 1997 and attrition, Indiana Energy employees totaled approximately 890 as of September 30, 1998.

      Further, Indiana Gas' management committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at September 30, 1997, and were disposed of during fiscal 1998.

      In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries. The formation of IEI Services was established by a contribution of $32 million of fixed assets at net book value from Indiana Gas, which subsequently dividended its membership interest to Indiana Energy. The contributed assets relate to the provision of administrative services. IEI Services provides information technology, financial, human resources, building and fleet services. These services had been provided by Indiana Gas in the past.

      3.  Short-Term Borrowings
      Indiana Gas has available committed lines of credit of $65 million with approximately $33.7 million outstanding at September 30, 1998. These lines of credit are renewable annually and may be adjusted quarterly as borrowings fluctuate with seasonal needs and other short-term funding requirements. Indiana Gas' Board of Directors has authorized borrowings of up to $150 million under bank lines of credit. Indiana Gas has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees that are mutually agreeable. Notes payable to banks bore interest at rates negotiated with the bank at the time of borrowing.

      Bank loans outstanding during the reported periods were as follows:


      Thousands                                            1998      1997      1996
      Outstanding at year end                            $ 33,705  $ 20,000  $ 24,236
      Weighted average interest rates at year end            5.6%      5.7%      5.4%
      Weighted average interest rates during the year        5.7%      5.5%      5.7%
      Weighted average total outstanding during the year $ 32,293  $ 28,959  $  5,930
      Maximum total outstanding during the year          $ 90,900  $ 89,725  $ 28,150


      4.  Long-Term Debt
      In October 1997, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to the issuance of up to $95 million in debt securities and in November 1997 filed a prospectus supplement with respect to $95 million in Medium-Term Notes, Series F. Issues under this registration statement were as follows:


                                   Interest       Maturity
      Issue Date   Principal         Rate           Date
      12-05-97     $15 million       6.36%        12-06-04
      12-09-97     $20 million       6.34%        12-10-27
      01-14-98     $15 million       5.75%        01-15-03
      04-15-98     $15 million       6.75%        03-15-28
      05-04-98     $10 million       6.36%        05-01-28
      06-30-98     $20 million       6.55%        06-30-28


      The net proceeds from the sale of these new debt securities were used to refinance certain of Indiana Gas' long-term debt issues and to refinance short-term obligations incurred in connection with Indiana Gas' ongoing construction program and other corporate purposes.

      In December 1997, Indiana Gas retired $35 million of 6 5/8% Series D Notes and, called and redeemed $24.7 million of 8 1/2% Series B Debentures. In March 1998, Indiana Gas redeemed $33 million of its 9 1/8% Series A Notes. The premiums paid in connection with the redemptions, which totaled $5.5 million, have been deferred and are being amortized over 15 years.

      Consolidated maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 1998 are $10,000,000 in 1999, none in 2000 and 2001,
      $3,250,000 in 2002 and $18,250,000 in 2003.

      Provisions under which certain of Indiana Gas' Series E and Series F Medium Term Notes were issued entitle the holders of $60 million of these notes to put the debt back to Indiana Gas at face value at certain specified dates before maturity beginning in 2000. Long-term debt subject to the put provisions during the five years following 1998 totals $5,000,000 in 2000 and $11,500,000 in 2002.

      5.  Fair Value of Financial Instruments
      The estimated fair values of the company's financial instruments were as follows:


                                   September 30, 1998   September 30, 1997
                                    Carrying  Fair        Carrying  Fair
      Thousands                      Amount   Value       Amount    Value
      Cash and cash equivalents    $    742   $    742  $     48    $     48
      Notes payable                $ 33,705   $ 33,705  $ 20,000    $ 20,000
      Long-term debt (includes
        amounts due within
        one year)                  $191,975   $208,870  $189,733    $196,750


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

      7.  Retirement Plans and Other Postretirement Benefits
      The following reflects the new disclosure requirements set forth by Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits.

      Indiana Energy, Inc. and subsidiaries have multiple defined benefit pension and other postretirement benefit plans. The nonpension plans include plans for health care and life insurance. All of the plans are non-contributory with the exception of the health care plan which contains cost-sharing provisions whereby employees retiring after January 1, 1996, are required to make contributions to the plan when increases in the companies' health care costs exceed the general rate of inflation, as measured by the Consumer Price Index (CPI). Indiana Gas is a participating company in those plans and all amounts disclosed below relate solely to Indiana Gas.

      The IURC has authorized Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Amounts accrued prior to that authorization were deferred as allowed by the IURC and are currently being amortized.

      Net periodic benefit cost, excluding the 1997 curtailment loss related to the postretirement health care and life insurance plans, consisted of the following components:


                               Pension Benefits         Other Benefits
      Thousands               1998    1997    1996     1998   1997   1996
      Service cost          $ 1,133  $1,268  $ 1,174  $  608 $  770 $  806
      Interest cost           4,504   4,847    4,730   3,075  3,311  3,264
      Expected return
        on plan assets       (6,393) (6,606)  (6,058)      -      -      -
      Amortization of
        transition
        obligation (asset)     (316)   (309)    (309)  1,955  2,280  2,280
      Amortization of
        loss (gain)
        and other               (19)    884      757   1,354  1,397    978
      Net periodic
        benefit cost        $(1,091) $   84  $   294  $6,992 $7,758 $7,328


      A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in the company's statement of financial position follows:


                                       Pension Benefits        Other Benefits
      Thousands                         1998      1997         1998       1997
      Benefit obligation at
        beginning of year              $65,977   $62,963     $ 42,883   $ 45,070
      Service cost                       1,133     1,268          608        770
      Interest cost                      4,504     4,847        3,075      3,311
      Actuarial loss
        (gain) and other                 9,553     1,301        3,998     (3,425)
      Benefits paid                     (4,460)   (4,402)      (3,064)    (2,843)
      Benefit obligation at
        the end of the year             76,707    65,977       47,500     42,883

      Fair value of plan assets
        at beginning of year            87,801    75,748            -          -
      Actual return on plan assets      14,194    16,013            -          -
      Employer contributions                93       442        3,064      2,843
      Benefits paid                     (4,460)   (4,402)      (3,064)    (2,843)
      Fair value of plan assets
        at end of year                  97,628    87,801            -          -


      Funded status                     20,921    21,824      (47,500)   (42,883)
      Unrecognized prior service cost    3,602     2,527            -          -
      Unrecognized net obligation
        (assets) from transition        (1,198)   (1,514)      29,330     31,286
      Unrecognized net (gain)
        loss and other                 (19,371)  (19,380)      (6,999)   (11,441)
      Prepaid (accrued) benefit cost
        at end of year                 $ 3,954   $ 3,457     $(25,169)  $(23,038)


      The aggregate benefit obligation and aggregate fair value of plan assets for pension plans with benefit obligations in excess of plan assets were, in thousands, $5,503 and $0, respectively as of September 30, 1998, and $4,485 and $0, respectively as of September 30, 1997.

      Weighted-average assumptions used in the accounting for these plans were as follows:

                             Pension Benefits         Other Benefits
      Thousands              1998        1997         1998       1997
      Discount rate          6.75%       7.75%        6.75%      7.75%
      Expected return
         on plan assets      9.00%       9.00%         n/a        n/a
      Rate of compensation
         increase          5% to 5.5%  5% to 5.5%      n/a        n/a
      CPI rate                n/a         n/a          3.5%       3.5%


      The assumed health care cost trend rate for medical gross eligible charges used in measuring the postretirement benefit obligation for the health care plan as of September 30, 1998, was 7.1 percent for fiscal 1999. This rate is assumed to decrease gradually through fiscal 2004 to 5.0 percent and remain at that level thereafter.

      A 1 percent change in the assumed health care cost trend rates for the company's postretirement health care plan would have the following effects:


      Thousands                                1% Increase    1% Decrease
      Effect on the aggregate of the service
         and interest cost components           $   78         $  (70)

      Effect on the postretirement
         benefit obligation                     $1,037         $ (932)


      The company also participates in Indiana Energy's defined contribution retirement savings plan which is qualified under sections 401(a) and 401(k) of the Internal Revenue Code. During 1998, 1997 and 1996, the company made contributions to this plan of $1,827,000, $2,360,000 and $2,445,000, respectively.

      8.  Commitments
      Estimated capital expenditures for 1999 are $61 million. Lease commitments, including the lease of the company's corporate headquarters, are $1,638,000 in 1999, $1,446,129 in 2000,
      $1,352,259 in 2001, $1,352,259 in 2002, $1,305,415 in 2003 and
      $4,605,000 in total for all later years. There are no leases that extend beyond 2036. Indiana Gas has storage and supply contracts that extend up to six years. Total lease expense was $992,000 in 1998, $2,200,000 in 1997 and $2,863,000 in 1996.

      9.  Income Taxes
      Indiana Energy, Inc. and subsidiary companies file a consolidated federal income tax return. Indiana Gas' current and deferred tax expense is computed on a separate company basis. The components of consolidated income tax expense for Indiana Gas, including amounts in "Other Income - Net" on the Consolidated Statements of Income, were as follows:


      Thousands                      1998      1997      1996
      Current:
         Federal                   $14,585   $17,817   $19,587
         State                       2,265     2,878     3,107
                                    16,850    20,695    22,694
      Deferred:
         Federal                     1,435   (11,678)      709
         State                         156      (940)       95
                                     1,591   (12,618)      804
      Amortization of investment
         tax credits                  (930)     (930)     (930)
      Consolidated income tax
         expense                   $17,511   $ 7,147   $22,568


      The recording of restructuring costs of $39.5 million in 1997 had the effect of decreasing deferred income tax expense by approximately $15.0 million.

      Effective income tax rates were 36.18 percent, 34.65 percent and
      36.88 percent of pretax income for 1998, 1997 and 1996, respectively. This compares with a combined federal and state income tax statutory rate of 37.93 percent for all years reported. Individual components of these rate differences were not significant except investment tax credit which amounted to (1.9%) in 1998, (4.5%) in 1997 and (1.5%) in 1996.

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

      Significant components of Indiana Gas' net deferred tax liability as of September 30, 1998, and 1997, are as follows:


      Thousands                                 1998       1997
      Deferred tax liabilities:
         Accelerated depreciation             $ 50,775   $ 51,413
         Property basis differences              6,435      2,101
         Acquisition adjustment                  6,097      6,286
         Other                                  (6,792)    (1,645)
      Deferred tax assets:
         Deferred investment tax credit         (3,533)    (3,884)
         Regulatory income tax asset
             (liability)                           674       (711)
      Less deferred income taxes related
         to current assets and liabilities       6,792      1,645
      Balance as of September 30              $ 60,448   $ 55,205


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

      Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Based upon the site work completed to date, Indiana Gas believes that a level of contamination that may require some level of remedial activity may be present at a number of the sites. Removal activities have been conducted at several sites and a remedial investigation/feasibility study (RI/FS) is nearing completion at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue its evaluation of the sites as appropriate and necessary.

      Based upon the work performed to date, Indiana Gas has accrued investigation, remediation, groundwater monitoring and related costs for the sites. Estimated costs of certain remedial actions that may likely be required have also been accrued. Costs associated with environmental remedial activities are accrued when such costs are probable and reasonably estimable. Indiana Gas does not believe it can provide an estimate of the reasonably possible total remediation costs for any site prior to completion of an RI/FS and the development of some sense of the timing for implementation of the potential remedial alternatives, to the extent such remediation is required. Accordingly, the total costs which may be incurred in connection with the remediation of all sites, to the extent remediation is necessary, cannot be determined at this time.

      Indiana Gas has been seeking to recover the costs it has incurred and expects to incur relating to the 26 sites from insurance carriers and other potentially responsible parties (PRPs). The IURC has determined that these costs are not recoverable from utility customers.

      Indiana Gas has completed the process of identifying PRPs and now has PRP agreements in place covering 19 of the 26 sites. The agreements provide for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the sites. PSI Energy, Inc. is a PRP on all 19 sites. Northern Indiana Public Service Company is a PRP on 5 of the 19 sites.
      These agreements limit Indiana Gas' share of past and future response costs at these 19 sites to between 20 and 50 percent. Based on the agreements, Indiana Gas has recorded a receivable from PRPs for their unpaid share of the liability for work performed by Indiana Gas to date, as well as accrued Indiana Gas' proportionate share of the estimated cost related to work not yet performed.

      On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division (the District Court) against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the District Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. Indiana Gas appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit. On April 6, 1998, the appeals court issued a decision vacating the summary judgment and dismissing the District Court action for lack of diversity jurisdiction. The insurers asked the United States Supreme Court to review the Seventh Circuit's decision, however, their petition was denied. Because the District Court's adverse rulings have been vacated, Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage. As of September 30, 1998, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

      These environmental matters have had no material impact on earnings since costs recorded to date total approximately $15.0 million. While Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

      11.  Affiliate Transactions
      ProLiance Energy, LLC (ProLiance), a non-regulated marketing affiliate of Indiana Energy, began providing natural gas supply and related services to Indiana Gas effective April 1, 1996. Indiana Gas' purchases from ProLiance for resale and for injections into storage for 1998, 1997 and 1996 totaled $269.2 million, $306.1 million and $117.9 million, respectively. ProLiance assumed the business of Indiana Energy Services, Inc. (IES), an indirect wholly owned subsidiary of Indiana Energy who provided natural gas and related services to Indiana Gas from January 1, 1996, to March 31, 1996. Indiana Gas' purchases from IES for the three months ended March 31, 1996, totaled $102.7 million.

      The sale of gas and provision of other services to Indiana Gas by Indiana Energy's marketing affiliates are subject to regulatory review through the quarterly gas cost adjustment proceeding currently pending before the IURC.

      On September 12, 1997, the Indiana Utility Regulatory Commission
      (IURC) issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained by ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional findings in the gas cost adjustment (GCA) process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

      The IURC's September 12, 1997, decision was appealed to the Indiana Court of Appeals by certain Petitioners including the Indiana Office of Utility Consumer Counselor and the Citizens Action Coalition of Indiana. On October 8, 1998, the Indiana Court of Appeals issued a decision which reversed and remanded the case to the IURC with instructions that the gas supply agreements be disapproved. The basis for the decision is that because the gas supply agreements provide for index based pricing of gas commodity sold by ProLiance to the utilities, they should have been the subject of an application for approval of an alternative regulatory plan under Indiana statutory law. The court held that absent this type of application, the IURC exceeded its authority in implementing what the court saw to be alternative regulatory treatment.

      Management believes the decision incorrectly applies the statute and has decided to petition for transfer of the case to the Indiana Supreme Court. If the Supreme Court does not overturn the Court of Appeals' decision, the matter will be remanded to the IURC for further proceedings. Whether or not the Supreme Court reverses the Court of Appeals' decision, the reasonableness of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed in the consolidated GCA proceeding. Management takes note of the fact that the Court of Appeals has not challenged the IURC findings that the agreements provide significant economic value to customers and are in the public interest. Indiana Gas is continuing to utilize ProLiance for its gas supply.

      On or about August 11, 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand ("CID") from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas is providing the Department of Justice with information regarding the formation of ProLiance in connection with the CID.

      While the results of the ProLiance issues mentioned above cannot be predicted, management does not expect these matters to have a material impact on Indiana Gas' financial position or results of operations. However, no assurance can be provided.

      CIGMA, LLC, owned jointly and equally by IGC Energy, Inc., an indirect wholly owned subsidiary of Indiana Energy, and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas, provides materials acquisition and related services that are used by Indiana Gas. Indiana Gas' purchases of these services during 1998 and 1997 totaled $15.6 million and $9.6 million, respectively.

      IEI Services, a wholly owned subsidiary of Indiana Energy, began providing support services to Indiana Gas effective October 1, 1997. Services provided include information technology, financial, human resources, building and fleet services. Amounts billed by IEI Services to Indiana Gas for 1998 totaled $26.7 million.

      Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

      Amounts owed to affiliates totaled $15.0 million and $36.3 million at September 30, 1998 and 1997, respectively, and are included in Accounts Payable on the Consolidated Balance Sheets.

      Amounts due from affiliates totaled $5.4 million and $11.6 million at September 30, 1998 and 1997, respectively, and are included in Accounts Receivable on the Consolidated Balance Sheets.

      12.  New Accounting Standards
      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in annual and interim financial reports issued to shareholders. This statement becomes effective for the company's 1999 annual financial statements.

      In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement standardizes the disclosure requirements for pensions and other postretirement benefits. It does not change measurement or recognition of amounts related to those plans. The company has adopted the new disclosure requirements of this statement for 1998 (see Note 7).

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance primarily on whether costs incurred related to internal use computer software should be capitalized or expensed. This statement is effective for the company in fiscal 2000. The company does not expect this statement to have a material impact on its financial position or results of operations.

      13.  Summarized Financial Data (Unaudited)
      Summarized quarterly financial data (in thousands of dollars) for 1998 and 1997 are as follows:


      1998: THREE MONTHS ENDED      DEC. 31  MAR. 31   JUNE 30   SEP. 30
      Operating revenues           $170,132  $163,131  $70,560   $61,821
      Operating income (loss)        20,828    23,427    3,929    (1,933)
      Net income (loss)              16,589    19,258      321    (5,285)

      1997: THREE MONTHS ENDED      DEC. 31  MAR. 31   JUNE 30   SEP. 30(1)
      Operating revenues           $172,481  $215,695  $83,733   $58,498
      Operating income (loss)        20,260    27,153    7,799   (26,201)
      Net income (loss)              16,419    23,139    4,309   (30,389)


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


Item 9.       Changes in and Disagreements with Accountants

       None.


Part III

Item 10.    Directors and Executive Officers of the Registrant

       Except for the list of the executive officers, which can be found in Part I, Item 4(a) of this report, the information required to be shown in this part for Item 10, Directors and Executive Officers of the
       Registrant is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 3, 1998. The information is included in the report attached as
       Exhibit 99.

Item 11.    Executive Compensation

       The information required to be shown in this part for Item 11, Executive Compensation, is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange
       Commission on December 3, 1998. The information is included in the report attached as Exhibit 99.

       Contained in the Indiana Energy proxy statement, Summary Compensation Table, Column C and Column D,
       Salary Amounts and Bonus Amounts, are some compensation dollars which are allocated to subsidiaries of Indiana Energy other than Indiana
       Gas. The named executives received the following compensation, including Bonus, for the years ended
       September 30, 1998, 1997 and 1996, as it relates to only Indiana Gas.


                       1998      1997      1996
Lawrence A. Ferger   $588,101  $575,144  $512,580
Paul T. Baker         383,881   362,671   327,217
Niel C. Ellerbrook    277,569   291,194   238,213
Anthony E. Ard        196,858   207,087   171,448
Timothy M. Hewitt     196,947   187,487   168,065


Item 12.    Securities Ownership of Certain Beneficial
            Owners and Management

       The information required to be shown in this part for Item 12, Securities Ownership of Certain
       Beneficial Owners and Management, is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 3, 1998. The information is included in the report attached as Exhibit 99.

Item 13.    Certain Relationships and Related Transactions

       The information required to be shown in this part for Item 13, Certain Relationships and Related
       Transactions is incorporated by reference here from the definitive proxy statement of the registrant's parent company, Indiana Energy, Inc. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 3, 1998. The information is included in the report attached as
       Exhibit 99.


Part IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K

       The following documents are filed as part of this report:

       (a)-1     Financial Statements


                                                             Location in 10-K
Report of Independent Public Accountants                          Item 8

Consolidated Statements of Income - 1998, 1997 and 1996           Item 8

Consolidated Statements of Cash Flows - 1998, 1997 and 1996       Item 8

Consolidated Balance Sheets at September 30, 1998 and 1997        Item 8

Consolidated Statements of Common Shareholder's Equity -
       1998, 1997 and 1996                                        Item 8

Consolidated Schedules of Long-Term Debt as of
       September 30, 1998 and 1997                                Item 8

Notes to Financial Statements                                     Item 8


  (a)-2 Financial Statement Schedules

        Report of Independent Public Accountants on Schedules

  Schedule II.

        Valuation and Qualifying Accounts - 1998, 1997 and 1996

  (a)-3   Exhibits

          See Exhibit Index

  (b)     Reports on Form 8-K

       On July 31, 1998, Indiana Gas filed a Current Report on Form 8-K with respect to the release by Indiana Energy, Inc. (Indiana Energy) of unaudited summary financial information to the investment community regarding Indiana Energy's consolidated results of operations, financial position and cash flows for the three-, nine- and twelve-month periods ended June 30, 1998. Items reported include:

                    Item 5.   Other Events

                    Item 7.   Exhibits

                       99  Financial Analyst Report - Third Quarter 1998

       On October 9, 1998, Indiana Gas filed a Current Report on Form 8-K with respect to a press release (dated October 9, 1998), announcing the decision by Indiana Gas, Citizens Gas and ProLiance to appeal the October 8, 1998, Indiana Court of Appeals decision regarding ProLiance. Items reported include:

                    Item 5.   Other Events
                             Press release dated October 9, 1998

       On October 30, 1998, Indiana Gas filed a Current Report on Form 8-K with respect to the release by Indiana Energy, Inc. (Indiana Energy) of summary financial information to the investment community regarding Indiana Energy's consolidated results of operations, financial position and cash flows for the three- and twelve-month periods ended September 30, 1998. Items reported include:

                    Item 5.   Other Events

                    Item 7.   Exhibits

                       99  Financial Analyst Report - Fourth Quarter 1998


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

10-D            Employment Agreement     Exhibit 10-D to
                between Indiana          Indiana Energy's
                Energy, Inc. and         1997Annual Report on
                Anthony E. Ard           Form 10-K.
                effective October 1,
                1997.

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

10-M            Indiana Energy, Inc.     Exhibit 10-O to
                Executive Restricted     Indiana Energy, Inc.'s
                Stock Plan as amended    1998 Annual Report on
                and restated             Form 10-K.
                effective October 1,
                1998.

10-N            Indiana Energy, Inc.     Exhibit 10-D to
                Annual Management        Indiana Energy's 1987
                Incentive Plan           Annual Report on Form
                effective October 1,     10-K.
                1987.

10-O            First Amendment to       Exhibit 10-Q to
                the Indiana Energy,      Indiana Energy's 1998
                Inc. Annual              Annual Report on Form
                Management Incentive     10-K.
                Plan (set forth in 10-
                N above) effective
                October 1, 1997.

10-P            Indiana Energy, Inc.     Exhibit 10-B to
                Directors' Restricted    Indiana Energy's
                Stock Plan, as           Quarterly Report on
                amended and restated     Form 10-Q for the
                effective May 1,         quarterly period ended
                1997.                    June 30, 1997.

10-Q            Formation Agreement      Exhibit 10-C to
                among Indiana Energy,    Indiana Energy's
                Inc., Indiana Gas        Quarterly Report on
                Company, Inc., IGC       Form 10-Q for the
                Energy, Inc., Indiana    quarterly period ended
                Energy Services,         March 31, 1996.
                Inc., Citizens Gas &
                Coke Utility,
                Citizens Energy
                Services Corporation
                and ProLiance Energy,
                LLC, effective March
                15, 1996.

10-R            Gas Sales and            Exhibit 10-C to
                Portfolio                Indiana Gas' Quarterly
                Administration           Report on Form 10-Q
                Agreement between        for the quarterly
                Indiana Gas              period ended March 31,
                Company, Inc. and        1996.
                ProLiance Energy,
                LLC, effective
                March 15, 1996,
                for services to
                begin April 1,
                1996.

10-S            Amended appendices to    Exhibit 10-R to
                the Gas Sales and        Indiana Gas' 1997
                Portfolio                Annual Report on Form
                Administration           10-K.
                Agreement between
                Indiana Gas Company,
                Inc. and ProLiance
                Energy, LLC referred
                to above in Exhibit
                10-R, effective
                November 1, 1997.

10-T Exhibit 10-T schedules material gas contracts which are in effect between Indiana Gas
                Company, Inc. and suppliers other than its affiliate, ProLiance Energy, LLC.


Exh.                                                           Days of            Effect.  Expir.
No.      Type of Contract    Supplier           Contract No.   Wthdrwl.  Dth/Day  Date     Date     Reference
10-T.1   Firm Transportation Panhandle Eastern  P PLT 011716             51,431   5/1/93   3/31/99  6/30/93
                                                                                                    Form 10-Q,
                                                                                                    Exh. 10-A,
                                                                                                    File 1-6494.

10-T.2   Firm Storage        ANR                T,E & S 05787  100       50,000   4/1/92   3/31/02  1992 Form
                                                                                                    10-K,
                                                                                                    Exh. 10-R,
                                                                                                    File 1-6494.

10-T.3   Firm Storage-
            Related
            Transportation   ANR                T,E & S 05788            50,000   4/1/92   3/31/02  1992 Form
                                                                                                    10-K,
                                                                                                    Exh. 10-S,
                                                                                                    File 1-6494.

12               Computation of Ratio of Earnings
                 to Fixed Charges                    Filed herewith.

21               Subsidiaries of Indiana Gas
                 Company, Inc.                       Filed herewith.

27               Financial Data Schedule             Filed herewith.

99               Indiana Energy, Inc.'s
                 (parent  company) Definitive
                 Proxy Statement for Annual
                 Meeting of Shareholders to be
                 held on January 27, 1999.           Filed herewith.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Indiana Gas Company, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Item 8, in this Form 10-K, and have issued our report thereon dated October 30, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)-2 are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
Arthur Andersen LLP

Indianapolis, Indiana
October 30, 1998


                               INDIANA GAS COMPANY, INC.
                                AND SUBSIDIARY COMPANIES

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              YEAR ENDED SEPTEMBER 30, 1998
                                      (Thousands)

             Col. A                 Col. B         Col. C             Col. D        Col. E    Col. F
                                                   Additions          Deductions
                                                      (1)       (2)
                                                                      For Purposes
                                    Balance at     Charged to         For Which               Balance at
                                    September 30,  Costs and          Reserves      Other     September 30,
           Description              1997           Expenses    Other  Were Created  Changes   1998

RESERVE DEDUCTED FROM APPLICABLE
   ASSETS:
 Reserve for uncollectible accounts $    1,784     $   3,470   $  0   $    4,354    $  0      $     900


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

                             INDIANA GAS COMPANY, INC.



Dated December 18, 1998             /s/ Lawrence A. Ferger
                                    Lawrence A. Ferger,
                                    Chairman and Chief
                                    Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                Title                        Date



/s/ Lawrence A. Ferger   Chairman and               December 18, 1998
Lawrence A. Ferger       Chief Executive Officer



/s/ Niel C. Ellerbrook   President and Director     December 18, 1998
Niel C. Ellerbrook



/s/ Paul T. Baker        Executive Vice President,  December 18, 1998
Paul T. Baker            Chief Operating Officer
                         and Director


/s/ Jerome A. Benkert    Vice President and         December 18, 1998
Jerome A. Benkert        Controller



/s/ Loren K. Evans       Director                   December 18, 1998
Loren K. Evans



/s/ Otto N. Frenzel III  Director                   December 18, 1998
Otto N. Frenzel III



/s/ William G. Mays      Director                   December 18, 1998
William G. Mays



/s/ John E. Worthen      Director                   December 18, 1998
John E. Worthen