Form 10-Q
period 1998-12-31
INDIANA GAS CO INC
filed 1999-02-11
CIK 50183

February 11, 1999



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Gas Company, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
December 31, 1998, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Douglas S. Schmidt
Douglas S. Schmidt

DSS:tmw

Enclosures


          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value   9,080,770    January 31, 1999
             Class              Number of shares      Date

                   TABLE OF CONTENTS

Part I - Financial Information

    Consolidated Balance Sheets
      at December 31, 1998, and 1997
      and September 30, 1998

    Consolidated Statements of Income
      Three Months Ended December 31, 1998 and 1997, and Twelve Months Ended December 31, 1998 and 1997

    Consolidated Statements of Cash Flows
      Three Months Ended December 31, 1998 and 1997, and Twelve Months Ended December 31, 1998 and 1997

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K


                                         INDIANA GAS COMPANY, INC.
                                         AND SUBSIDIARY COMPANIES

                                       CONSOLIDATED BALANCE SHEETS

                                                 ASSETS
                                         (Thousands - Unaudited)


                                                         December 31           September 30
                                                     1998          1997            1998
UTILITY PLANT:
    Original cost                                 $  946,602    $  922,491      $  937,977
    Less - accumulated depreciation and
       amortization                                  376,133       358,750         370,872
                                                     570,469       563,741         567,105


CURRENT ASSETS:
    Cash and cash equivalents                             20         1,384             742
    Accounts receivable, less reserves of $1,749,
        $2,104 and $900 respectively (See Note 8)     28,668        53,195          16,145
    Accrued unbilled revenues                         40,577        46,123           6,453
    Liquefied petroleum gas - at average cost            892           878             883
    Gas in underground storage - at last-in,
        first-out cost                                18,150        17,024          19,373
    Prepayments and other                              4,903         3,778           4,760
                                                      93,210       122,382          48,356


DEFERRED CHARGES AND OTHER ASSETS:
    Unamortized debt discount and expense             12,653         8,048          12,874
    Regulatory income tax asset                        1,778             -           1,778
    Other                                              2,622         4,718           3,041
                                                      17,053        12,766          17,693

                                                 $   680,732   $   698,889     $   633,154


                                             INDIANA GAS COMPANY, INC.
                                             AND SUBSIDIARY COMPANIES

                                           CONSOLIDATED BALANCE SHEETS

                                       SHAREHOLDER'S EQUITY AND LIABILITIES
                                             (Thousands - Unaudited)


                                                                December 31           September 30
                                                             1998          1997           1998
CAPITALIZATION:
    Common stock and paid-in capital                       $ 142,995     $ 142,995      $ 142,995
    Retained earnings                                        102,885       103,411         97,354
        Total common shareholder's equity                    245,880       246,406        240,349
    Long-term debt                                           181,964       165,000        181,975
                                                             427,844       411,406        422,324

CURRENT LIABILITIES:
    Maturities and sinking fund requirements of
         long-term debt                                       10,000             -         10,000
    Notes payable                                             48,675        69,000         33,705
    Accounts payable (See Note 8)                             30,589        49,482         17,847
    Refundable gas costs                                      14,343        10,333         10,730
    Customer deposits and advance payments                    22,416        19,738         19,229
    Accrued taxes                                              9,848        17,904          4,469
    Accrued interest                                           4,746         4,300          1,728
    Other current liabilities                                 14,871        23,640         16,451
                                                             155,488       194,397        114,159

DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes                                     60,580        55,736         60,448
    Accrued postretirement benefits other than pensions       25,884        23,744         25,169
    Unamortized investment tax credit                          9,082        10,012          9,313
    Regulatory income tax liability                                -         1,874              -
    Other                                                      1,854         1,720          1,741
                                                              97,400        93,086         96,671

COMMITMENTS AND CONTINGENCIES (See Notes 7 & 8)                    -             -              -

                                                         $   680,732   $   698,889    $   633,154


                                         INDIANA GAS COMPANY, INC.
                                         AND SUBSIDIARY COMPANIES

                                     CONSOLIDATED STATEMENTS OF INCOME
                                         (Thousands - Unaudited)



                                               Three Months             Twelve Months
                                            Ended December 31         Ended December 31
                                            1998         1997         1998         1997
OPERATING REVENUES                       $ 124,947    $ 170,132    $ 420,459    $ 528,058
COST OF GAS (See Note 8)                    67,937      107,052      231,889      319,738
MARGIN                                      57,010       63,080      188,570      208,320

OPERATING EXPENSES:
    Operation and maintenance               21,529       19,826       85,871       80,156
    Restructuring costs (See Note 2)             -            -            -       39,531
    Depreciation and amortization            8,315        7,910       32,758       34,340
    Income taxes                             6,438        9,829       14,058        7,813
    Taxes other than income taxes            4,151        4,687       13,882       16,901
                                            40,433       42,252      146,569      178,741

OPERATING INCOME                            16,577       20,828       42,001       29,579

OTHER INCOME - NET                              81          321          626        1,118

INCOME BEFORE INTEREST EXPENSE              16,658       21,149       42,627       30,697

INTEREST EXPENSE                             4,127        4,560       15,802       17,049

NET INCOME                               $  12,531    $  16,589    $  26,825    $  13,648


                                               INDIANA GAS COMPANY, INC.
                                               AND SUBSIDIARY COMPANIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Thousands - Unaudited)

                                                    Three Months              Twelve Months
                                                  Ended December 31         Ended December 31
                                                  1998        1997          1998        1997
CASH FLOWS FROM (REQUIRED FOR)
 OPERATING ACTIVITIES:
   Net income                                  $ 12,531    $ 16,589      $ 26,825    $ 13,648
   Adjustments to reconcile net income
     to cash provided from operating
     activities -
       Noncash restructuring costs                    -           -             -      32,838
       Depreciation and amortization              8,362       7,957        32,945      34,527
       Deferred income taxes                        132         531         1,192     (12,645)
       Investment tax credit                       (232)       (232)         (930)       (930)
       Gain on sale of assets                         -           -        (1,219)          -
                                                  8,262       8,256        31,988      53,790
       Changes in assets and liabilities -
         Receivables - net                      (46,647)    (65,168)       30,073     (17,001)
         Inventories                              1,204       2,131        (1,193)     21,231
         Accounts payable, customer deposits,
            advance payments and other current
            liabilities                          14,349       8,894       (24,984)    (11,901)
         Accrued taxes and interest               8,397      10,965        (7,610)      3,736
         Recoverable/refundable gas costs         3,613      16,176         4,010      27,282
         Prepayments                               (133)         65        (1,072)     (2,613)
         Accrued postretirement benefits other
            than pensions                           715         706         2,140       7,916
         Other - net                              1,090        (718)        5,436       3,615
           Total adjustments                     (9,150)    (18,693)       38,788      86,055
             Net cash flows from (required for)
                operations                        3,381      (2,104)       65,613      99,703

CASH FLOWS FROM (REQUIRED FOR)
 FINANCING ACTIVITIES:
    Sale of long-term debt                            -      35,000        60,000      50,000
    Reduction in long-term debt                     (11)    (59,733)      (33,036)    (59,733)
    Net change in short-term borrowings          14,970      49,000       (20,325)      6,000
    Dividends on common stock                    (7,000)     (6,750)      (27,500)    (26,500)
        Net cash flows from (required for)
            financing activities                  7,959      17,517       (20,861)    (30,233)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                        (12,062)    (14,077)      (55,320)    (68,271)
    Proceeds from sale of assets                      -           -         9,204           -
        Net cash flows required for investing
            activities                          (12,062)    (14,077)      (46,116)    (68,271)

NET INCREASE (DECREASE) IN CASH                    (722)      1,336        (1,364)      1,199

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                          742          48         1,384         185

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $     20    $  1,384      $     20    $  1,384


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

    In July 1997, Indiana Energy advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits. As a result primarily of initial work force reductions during September 1997 and attrition, employees totaled 878 as of December 31, 1998.

    Further, Indiana Gas' management committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at December 31, 1997, and were disposed of later in fiscal 1998.

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

3.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash
    Flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                           Three Months Ended   Twelve Months Ended
                                December 31         December 31
    Thousands               1998        1997     1998         1997
    Interest (net of
      amount capitalized) $   812     $ 2,507   $13,646     $15,683
    Income taxes          $   404     $    70   $21,704     $17,556


4.  Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

5.  Gas in Underground Storage.
    Based on the average cost of purchased gas during December 1998, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at December 31, 1998, by approximately
    $7,953,000.

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

    Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers, with the trial scheduled for January of 2000. As of December 31, 1998, Indiana Gas has obtained settlements from other insurance carriers in an aggregate amount of approximately $14.7 million.

    These environmental matters have had no material impact on earnings since costs recorded to date approximate insurance settlements received. While Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

8.  Affiliate Transactions.
    ProLiance Energy, LLC (ProLiance), a non-regulated marketing affiliate of Indiana Energy, provides natural gas supply and related services to Indiana Gas. Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three- and twelve-month periods ended December 31, 1998, totaled $67.4 million and $232.2 million, respectively. Indiana Gas' purchases from ProLiance for the three- and twelve-month periods ended December 31, 1997, totaled $104.1 million and $311.7 million, respectively.

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

    Management believes the decision incorrectly applies the statute and on November 9, 1998, petitioned for transfer of the case to the Indiana Supreme Court. If the Supreme Court does not overturn the Court of Appeals' decision, the matter will be remanded to the IURC for further proceedings. Whether or not the Supreme Court reverses the Court of Appeals' decision, the reasonableness of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed in the consolidated GCA proceeding. Management takes note of the fact that the Court of Appeals has not challenged the IURC findings that the agreements provide significant economic value to customers and are in the public interest. Indiana Gas is continuing to utilize ProLiance for its gas supply.

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

    CIGMA, LLC, owned jointly and equally by IGC Energy, Inc., an indirect wholly owned subsidiary of Indiana
    Energy, and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas, provides materials acquisition and related services that are used by Indiana Gas. Indiana Gas' purchases of these services during the three- and twelve-month periods ended
    December 31, 1998, totaled $4.6 million and $15.9 million, respectively. Indiana Gas' purchases of these services during the three- and twelve-month periods ended December 31, 1997, totaled $4.3 million and $13.9 million, respectively.

    IEI Services, a wholly owned subsidiary of Indiana Energy, began providing support services to Indiana Gas effective October 1, 1997. Services provided include information technology, financial, human resources, building and fleet services. Amounts billed by IEI Services to Indiana Gas for the three- and twelve-month periods ended December 31, 1998, totaled $6.7 million and $25.9 million, respectively. Amounts billed by IEI Services to Indiana Gas for the three-month period ended December 31, 1997, totaled $6.0 million.

    Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

    Amounts owed to affiliates totaled $27.9 million and $47.9 million at December 31, 1998 and 1997, respectively, and are included in Accounts Payable on the Consolidated Balance Sheets.

    Amounts due from affiliates totaled $5.8 million at December 31, 1997, and are included in Accounts
    Receivable on the Consolidated Balance Sheet.

9.  Reclassifications.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.

Indiana Gas Company, Inc. and Subsidiary Companies
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
                       Earnings
    Net income for the three- and twelve-month periods ended December 31, 1998, when compared to the same periods one year ago, were as follows:

    Periods Ended December 31
    (millions)                    1998      1997
    Three Months                 $12.5     $16.6
    Twelve Months (1)            $26.8     $13.6

    (1)Reflects the recording of restructuring costs of $24.5 million after-tax in the fourth quarter of fiscal 1997 (see Growth Strategy and Corporate
       Restructuring).


     Margin (Operating Revenues Less Cost of Gas)
    Margin for the quarter ended December 31, 1998, was $57.0 million compared to $63.1 million for the same period last year. The decrease reflects weather 19 percent warmer than the same period last year and 17 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Margin for the twelve-month period ended December 31, 1998, was $188.6 million compared to $208.3 million for the same period last year. The decrease is primarily attributable to weather 22 percent warmer than the same period last year and 21 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Total system throughput (combined sales and transportation) decreased 13 percent (5.0 MMDth) for the first quarter of fiscal 1999 and 11 percent (14.1 MMDth) for the twelve-month period ended December 31, 1998, compared to the same periods one year ago. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $3.44 for the three-month period ended December 31, 1998, compared to $3.87 for the same period one year ago.
For the twelve-month period, cost of gas per unit decreased to $3.44 in the current period compared to $3.60 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses increased $1.7 million for the three-month period ended December 31, 1998, when compared to the same period one year ago due in part to higher labor-related costs, including training costs related to the implementation of the company's new customer information system. Rental expense related to buildings previously owned also contributed to the increase.

    Operation and maintenance expenses increased $5.7 million for the twelve-month period when compared to the same period last year due primarily to service fees paid to Indiana Gas' affiliate, IEI Services, LLC (IEI
Services) related to assets now owned by IEI Services.
IEI Services began providing support services to Indiana
Gas effective October 1, 1997 (see resulting lower depreciation and amortization below). The increase was offset somewhat by lower labor-related costs resulting from work force reductions.

    Restructuring costs of $39.5 million (pre-tax) were recorded in the fourth quarter of fiscal 1997 related to the implementation of Indiana Energy's new growth strategy during that year (see Growth Strategy and Corporate
Restructuring).

    Depreciation and amortization expense increased for the three-month period ended December 31, 1998, when compared to the same period one year ago due primarily to additions to plant to serve new customers and to maintain dependable service to existing customers.

    Depreciation and amortization decreased for the twelve-month period ended December 31, 1998, when compared to the same period last year due primarily to the transfer of assets to IEI Services, and assets held for disposal which were written down to estimated fair value in the fourth quarter of fiscal 1997. The decrease was offset somewhat by additions to plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes decreased for the three-month period ended December 31, 1998, while increasing for the twelve-month period when compared to the same periods one year ago due to changes in taxable income.

    Taxes other than income taxes decreased for the three-month period ended December 31, 1998, when compared to the same period one year ago due to lower gross receipts tax expense. Taxes other than income taxes decreased for the twelve-month period due to lower gross receipts tax expense and lower property tax expense.

                   Interest Expense
    Interest expense decreased for the three- and twelve-month periods ended December 31, 1998, when compared to the same periods one year ago due primarily to decreases in interest rates.

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

     In July 1997, Indiana Energy advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately
800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits.
As a result primarily of initial work force reductions during September 1997 and attrition, employees totaled
878 as of December 31, 1998.

     Further, Indiana Gas' management committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at December 31, 1997, and were disposed of later in fiscal 1998.

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

     As a result of the restructuring, Indiana Energy has realized reductions in operating costs which should help it to be more successful in an increasingly competitive energy marketplace.

                 ProLiance Energy, LLC
    ProLiance Energy, LLC (ProLiance), a nonregulated marketing affiliate of Indiana Energy, provides natural gas and related services to Indiana Gas and Citizens Gas and Coke Utility (Citizens Gas).

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

    Management believes the decision incorrectly applies the statute and on November 9, 1998, petitioned for transfer of the case to the Indiana Supreme Court. If the Supreme Court does not overturn the Court of Appeals' decision, the matter will be remanded to the IURC for further proceedings. Whether or not the Supreme Court reverses the Court of Appeals' decision, the reasonableness of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed in the consolidated GCA proceeding. Management takes note of the fact that the Court of Appeals has not challenged the IURC findings that the agreements provide significant economic value to customers and are in the public interest. Indiana Gas is continuing to utilize ProLiance for its gas supply.

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

     The company has evaluated the Year 2000 readiness of all IT hardware and software including the mainframe, network, servers, personal computers, system and application software and telecommunications. Almost all hardware was found to be in compliance as a result of projects conducted in 1997 and 1998. Replacements of major customer information and billing systems, which had already begun in 1997, were placed into service in January 1999. These new systems, driven by the need for additional functionality and business flexibility, were also designed to be Year 2000 compliant. Other maintenance and project activities conducted in 1998 and scheduled for 1999 have been initiated to bring the remaining software environment into compliance. The projects include replacements, upgrades and rewrites. The company's plan for IT items includes the following phases and timeline: (a) Assessment - completed in 1998, (b) Strategy - completed in 1998 and (c) Design, Implementation, Testing and Validation - in process and to be substantially completed by June 30, 1999. The company has not found it necessary to postpone work on any other critical IT projects because of efforts to achieve Year 2000 compliance.

     Non-IT systems with embedded microcontrollers or microchips are being evaluated to determine if they are Year 2000 compliant. These systems include buildings, transportation, monitoring equipment, process controls, engineering and construction. The internal assessment process has generally been completed, and few compliance issues have been found to date. These consist primarily of needed software upgrades for equipment in the gas control system. It is anticipated these upgrades will be installed by July of 1999.

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

     Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers, with the trial scheduled for January of 2000. As of December 31, 1998, Indiana Gas has obtained settlements from other insurance carriers in an aggregate amount of approximately $14.7 million.

     These environmental matters have had no material impact on earnings since costs recorded to date approximate insurance settlements received. While
Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

Liquidity and Capital Resources

    Indiana Gas' capitalization objectives are 55-65
percent common equity and preferred stock and 35-45 percent long-term debt. Indiana Gas' common equity component was 56 percent of its total capitalization at December 31, 1998.

    New construction and normal system maintenance and improvements needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 1999 are estimated at $60.8 million of which $12.1 million have been expended during the three-month period ended December
31, 1998. For the twelve months ended December 31, 1998, capital expenditures totaled $55.3 million.

    Indiana Gas' long-term goal is to internally fund at least 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa2 by Moody's Investors Service and AA-by Standard & Poor's Corporation. For the twelve months ended December 31, 1998, 59 percent of Indiana Gas' capital expenditures was funded internally (i.e. from net income less dividends plus charges to net income not requiring funds). Indiana Gas' ratio of earnings to fixed charges was 3.5 for the twelve months ended December 31, 1998 (see Exhibit 12).

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

   See Note 8 of the Notes to Consolidated Financial
Statements for discussion of litigation matters relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas.



Item 6.    Exhibits and Reports on Form 8-K

       (a)  Exhibits

           10-A Employment Agreement between
                Indiana Energy, Inc. and Lawrence
                A. Ferger, effective January 1,
                1999.  Incorporated by reference
                to Exhibit 10-A to the Quarterly
                Report on Form 10-Q of Indiana
                Energy, Inc. for the quarterly
                period ended December 31, 1998.

           10-B Employment Agreement between
                Indiana Energy, Inc. and Niel C.
                Ellerbrook, effective January 1,
                1999.  Incorporated by reference
                to Exhibit 10-B to the Quarterly
                Report on Form 10-Q of Indiana
                Energy, Inc. for the quarterly
                period ended December 31, 1998.

           10-C Employment Agreement between
                Indiana Energy, Inc. and Paul T.
                Baker, effective January 1, 1999.
                Incorporated by reference to
                Exhibit 10-C to the Quarterly
                Report on Form 10-Q of Indiana
                Energy, Inc. for the quarterly
                period ended December 31, 1998.

           10-D Employment Agreement between
                Indiana Energy, Inc. and Anthony
                E. Ard, effective January 1, 1999.
                Incorporated by reference to
                Exhibit 10-D to the Quarterly
                Report on Form 10-Q of Indiana
                Energy, Inc. for the quarterly
                period ended December 31, 1998.

           10-E Employment Agreement between
                Indiana Energy, Inc. and Timothy
                M. Hewitt, effective January 1,
                1999.  Incorporated by reference
                to Exhibit 10-F to the Quarterly
                Report on Form 10-Q of Indiana
                Energy, Inc. for the quarterly
                period ended December 31, 1998.

           10-F Indiana Energy, Inc. Unfunded
                Supplemental Retirement Plan for a
                Select Group of Management
                Employees as amended and restated
                effective December 1, 1998.
                Incorporated by reference to
                Exhibit 10-G to the Quarterly
                Report on Form 10-Q of Indiana
                Energy, Inc. for the quarterly
                period ended December 31, 1998.

           10-G Indiana Energy, Inc. Nonqualified
                Deferred Compensation Plan
                effective January 1, 1999.
                Incorporated by reference to
                Exhibit 10-H to the Quarterly
                Report on Form 10-Q of Indiana
                Energy, Inc. for the quarterly
                period ended December 31, 1998.

           10-H Amendment to the Indiana Energy,
                Inc. Executive Restricted Stock
                Plan effective December 1, 1998.
                Incorporated by reference to
                Exhibit 10-I to the Quarterly
                Report on Form 10-Q of Indiana
                Energy, Inc. for the quarterly
                period ended December 31, 1998.

           10-I Amendment to the Indiana Energy,
                Inc. Directors' Restricted Stock
                Plan effective December 1, 1998.
                Incorporated by reference to
                Exhibit 10-J to the Quarterly
                Report on Form 10-Q of Indiana
                Energy, Inc. for the quarterly
                period ended December 31, 1998.

           12   Computation of Ratio of
                Earnings to Fixed Charges, filed
                herewith.

           27   Financial Data Schedule, filed
                herewith.

       (b)On October 9, 1998, Indiana Gas filed a
          Current Report on Form 8-K with respect to a press release (dated October 9, 1998), announcing the decision by Indiana Gas, Citizens Gas and ProLiance to appeal the October 8, 1998, Indiana Court of Appeals decision regarding ProLiance. Items reported include:

                Item 5.   Other Events
                    Press release dated October 9,1998

          On October 30, 1998, Indiana Gas filed a
          Current Report on Form 8-K with respect to the release of summary financial information to the investment community regarding Indiana
          Energy's consolidated results of operations, financial position and cash flows for the three- and twelve-month periods ended
          September 30, 1998.  Items reported include:

                Item 5.   Other Events

                Item 7.   Exhibits

                   99 Financial Analyst Report - Fourth
                                                 Quarter 1998

          On January 27, 1999, Indiana Gas filed a
          Current Report on Form 8-K with respect to the release of summary financial information to the investment community regarding Indiana
          Energy's consolidated results of operations, financial position and cash flows for the three- and twelve-month periods ended
          December 31, 1998.  Items reported include:

                Item 5.   Other Events

                Item 7.   Exhibits

                   99   Financial Analyst Report - First Quarter 1999

                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INDIANA GAS COMPANY,INC.
                                    Registrant




Dated February 11, 1999  /s/Niel C. Ellerbrook
                         Niel C. Ellerbrook
                         President



Dated February 11, 1999  /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Vice President and Controller