Form 10-Q
period 1999-03-31
INDIANA GAS CO INC
filed 1999-05-13
CIK 50183

May 13, 1999



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Gas Company, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
March 31, 1999, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Douglas S. Schmidt
Douglas S. Schmidt

DSS:tmw

Enclosures


          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value     9,080,770      April 30, 1999
            Class                Number of shares      Date



                   TABLE OF CONTENTS


Part I - Financial Information

    Item 1 - Financial Statements

      Consolidated Balance Sheets
        at March 31, 1999, and 1998
        and September 30, 1998

      Consolidated Statements of Income
          Three Months Ended March 31, 1999 and 1998,
          Six Months Ended March 31, 1999 and 1998, and Twelve Months Ended March 31, 1999 and 1998


      Consolidated Statements of Cash Flows
        Six Months Ended March 31, 1999 and 1998, and Twelve Months Ended March 31, 1999 and 1998

      Notes to Consolidated Financial Statements

    Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

    Item 3 - Quantitative and Qualitative Disclosures about
             Market Risk

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 4 - Submission of Matters to a Vote of Security
             Holders

    Item 6 - Exhibits and Reports on Form 8-K


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                                         INDIANA GAS COMPANY, INC.
                                         AND SUBSIDIARY COMPANIES

                                       CONSOLIDATED BALANCE SHEETS

                                                  ASSETS
                                         (Thousands - Unaudited)


                                                        March 31            September 30
                                                     1999      1998             1998
UTILITY PLANT:
    Original cost                                  958,685     935,390         937,977
    Less - accumulated depreciation and
        amortization                               384,207     366,936         370,872
                                                   574,478     568,454         567,105


CURRENT ASSETS:
    Cash and cash equivalents                        2,803       7,031             742
    Accounts receivable, less reserves of $2,660,
        $2,565 and $900 respectively                42,247      43,409          16,145
    Accrued unbilled revenues                       23,603      23,275           6,453
    Liquefied petroleum gas - at average cost          808         868             883
    Gas in underground storage - at last-in,
        first-out cost                               6,106         904          19,373
    Prepayments and other                            4,968       3,849           4,760
                                                    80,535      79,336          48,356


DEFERRED CHARGES AND OTHER ASSETS:
    Unamortized debt discount and expense           12,419      12,563          12,874
    Regulatory income tax asset                      1,778           -           1,778
    Other                                            3,281       4,614           3,041
                                                    17,478      17,177          17,693

                                                  $672,491    $664,967        $633,154





                                  INDIANA GAS COMPANY, INC.
                                  AND SUBSIDIARY COMPANIES

                                 CONSOLIDATED BALANCE SHEETS

                             SHAREHOLDER'S EQUITY AND LIABILITIES
                                   (Thousands - Unaudited)


                                                               March 31          September 30
                                                            1999      1998            1998
CAPITALIZATION:
    Common stock and paid-in capital                       142,995     142,995        142,995
    Retained earnings                                      119,883     116,068         97,354
        Total common shareholder's equity                  262,878     259,063        240,349
    Long-term debt                                         181,939     147,000        181,975
                                                           444,817     406,063        422,324

CURRENT LIABILITIES:
    Maturities and sinking fund requirements of
        long-term debt                                      10,000           -         10,000
    Notes payable                                           19,979      60,075         33,705
    Accounts payable (See Note 8)                           29,217      36,574         17,847
    Refundable gas costs                                    28,013      19,282         10,730
    Customer deposits and advance payments                   8,758       9,118         19,229
    Accrued taxes                                           18,004      18,596          4,469
    Accrued interest                                         1,416       1,550          1,728
    Other current liabilities                               14,294      19,695         16,451
                                                           129,681     164,890        114,159

DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes                                   60,712      56,266         60,448
    Accrued postretirement benefits other than pensions     26,599      24,450         25,169
    Unamortized investment tax credit                        8,849       9,779          9,313
    Regulatory income tax liability                              -       1,874              -
    Other                                                    1,833       1,645          1,741
                                                            97,993      94,014         96,671

COMMITMENTS AND CONTINGENCIES (See Notes 7 & 8)                  -           -              -

                                                          $672,491    $664,967       $633,154





                                   INDIANA GAS COMPANY, INC.
                                   AND SUBSIDIARY COMPANIES

                               CONSOLIDATED STATEMENTS OF INCOME
                                     (Thousands - Unaudited)



                                             Three Months                Six Months
                                             Ended March 31            Ended March 31
                                            1999       1998           1999       1998
OPERATING REVENUES                       $ 161,484    $ 163,131    $ 286,431    $ 333,263
COST OF GAS (See Note 8)                    83,993       94,241      151,930      201,293
MARGIN                                      77,491       68,890      134,501      131,970

OPERATING EXPENSES:
    Operation and maintenance               22,135       21,449       43,664       41,275
    Depreciation and amortization            8,441        8,097       16,756       16,007
    Income taxes                            14,354       11,427       20,792       21,256
    Taxes other than income taxes            4,685        4,490        8,836        9,177
                                            49,615       45,463       90,048       87,715

OPERATING INCOME                            27,876       23,427       44,453       44,255

OTHER INCOME - NET                             287           27          368          348

INCOME BEFORE INTEREST EXPENSE              28,163       23,454       44,821       44,603

INTEREST EXPENSE                             4,165        4,196        8,292        8,756

NET INCOME                               $  23,998    $  19,258    $  36,529    $  35,847





                                    INDIANA GAS COMPANY, INC.
                                    AND SUBSIDIARY COMPANIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                      (Thousands - Unaudited)



                                                                       Twelve Months
                                                                       Ended March 31
                                                                       1999       1998
OPERATING REVENUES                                                 $ 418,812    $ 475,494
COST OF GAS (See Note 8)                                             221,641      273,634
MARGIN                                                               197,171      201,860

OPERATING EXPENSES:
    Operation and maintenance                                         86,557       81,227
    Restructuring costs (See Note 2)                                       -       39,531
    Depreciation and amortization                                     33,102       33,650
    Income taxes                                                      16,985        5,246
    Taxes other than income taxes                                     14,078       16,353
                                                                     150,722      176,007

OPERATING INCOME                                                      46,449       25,853

OTHER INCOME - NET                                                       886          710

INCOME BEFORE INTEREST EXPENSE                                        47,335       26,563

INTEREST EXPENSE                                                      15,770       16,796

NET INCOME                                                         $  31,565    $   9,767



                                 INDIANA GAS COMPANY, INC.
                                 AND SUBSIDIARY COMPANIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Thousands - Unaudited)

                                                     Six Months                Twelve Months
                                                   Ended March 31              Ended March 31
                                                  1999         1998           1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $  36,529    $  35,847      $  31,565    $   9,767
   Adjustments to reconcile net income to cash
     provided from operating activities -
       Noncash restructuring costs                     -            -              -       32,838
       Depreciation and amortization              16,817       16,101         33,256       33,837
       Deferred income taxes                         264        1,061            794      (12,672)
       Investment tax credit                        (465)        (465)          (930)        (930)
       Gain on sale of assets                          -            -         (1,219)           -
                                                  16,616       16,697         31,901       53,073
       Changes in assets and liabilities -
         Receivables - net                       (43,252)     (32,534)           834        3,794
         Inventories                              13,299       18,184         (5,157)       3,156
         Accounts payable, customer deposits,
            advance payments and other current
            liabilities                           (1,258)     (18,579)       (13,118)      (3,487)
         Accrued taxes and interest               13,223        8,907           (726)      (1,223)
         Recoverable/refundable gas costs         17,283       25,125          8,731       34,379
         Prepayments                                (165)          65         (1,104)      (2,847)
         Accrued postretirement benefits other
             than pensions                         1,430        1,412          2,149        7,699
         Other - net                                 982       (4,164)         8,780       (1,340)
           Total adjustments                      18,158       15,113         32,290       93,204
             Net cash flows from operations       54,687       50,960         63,855      102,971

CASH FLOWS FROM (REQUIRED FOR)
 FINANCING ACTIVITIES:
    Sale of long-term debt                             -       50,000         45,000       65,000
    Reduction in long-term debt                      (36)     (92,733)           (61)     (92,733)
    Net change in short-term borrowings          (13,726)      40,075        (40,096)      21,575
    Dividends on common stock                    (14,000)     (13,500)       (27,750)     (26,750)
        Net cash flows from (required for)
             financing activities                (27,762)     (16,158)       (22,907)     (32,908)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                         (24,864)     (27,819)       (54,380)     (63,050)
    Proceeds from sale of assets                       -            -          9,204            -
        Net cash flows required for investing
             activities                          (24,864)     (27,819)       (45,176)     (63,050)

NET INCREASE (DECREASE) IN CASH                    2,061        6,983         (4,228)       7,013

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                           742           48          7,031           18

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   2,803    $   7,031      $   2,803    $   7,031




Indiana Gas Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements


1.  Financial Statements.
    Indiana Gas Company, Inc. and its subsidiaries (Indiana
    Gas or the company) provide natural gas and transportation services to a diversified base of customers in 311 communities in 48 of Indiana's 92 counties.

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, during the second quarter of 1999, the company implemented a new customer information system. In connection with the conversion process, at March 31, 1999, certain estimates were made in the recording of revenues which are believed to be reasonable.

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

    In July 1997, Indiana Energy advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the involuntary terminations planned under the company's specific near-term employee reduction plan, which was scheduled for completion by the end of fiscal 1999. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits. As a result of initial work force reductions during September 1997 and primarily attrition thereafter, employees totaled 866 as of March 31, 1999. This reduced employee count achieved most of the reductions contemplated during the 2 year period for which the restructuring accrual had been established. During the second quarter of fiscal 1999, the company reviewed its remaining accruals for costs associated with the work force reductions. Taking into consideration an unexpectedly high level of voluntary terminations and the staffing implications related to significant process change associated with the company's recently implemented new customer information system, the company determined that no additional significant work force reductions were likely to occur during the remainder of fiscal 1999, and accordingly, that an adjustment to reverse the remaining severance accrual was necessary. As a result, the severance accrual and operation and maintenance expenses were reduced by $1.3 million during the second quarter of fiscal 1999.

    Indiana Gas' management also committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at March 31, 1998, and were disposed of later in fiscal 1998.

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

3.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash
    Flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


                         Six Months Ended    Twelve Months Ended
                              March 31            March 31
    Thousands             1999       1998    1999          1998
    Interest (net of
      amount capitalized) $7,495    $8,900   $13,936     $16,035
    Income taxes          $9,374    $8,071   $21,694     $15,138


4.  Utility Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

5.  Gas in Underground Storage.
    Based on the average cost of purchased gas during March
    1999, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at March 31, 1999, by approximately $2,778,000.

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

    Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers, with the trial scheduled for January of 2000. As of March 31, 1999, Indiana Gas has obtained settlements from other insurance carriers in an aggregate amount of approximately $14.7 million.

    These environmental matters have had no material impact on earnings since costs recorded to date approximate insurance settlements received. While Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

8.  Affiliate Transactions.
    ProLiance Energy, LLC (ProLiance), a non-regulated marketing affiliate of Indiana Energy, provides natural gas supply and related services to Indiana Gas. Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three-, six- and twelve-month periods ended March 31, 1999, totaled $71.7 million, $139.1 million and $229.6 million, respectively. Indiana Gas' purchases from ProLiance for the three-, six- and twelve-month periods ended March 31, 1998, totaled $74.6 million, $178.7 million and $286.3 million, respectively.

    The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment proceeding currently pending before the IURC.

    On September 12, 1997, the Indiana Utility Regulatory Commission (IURC) issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained by ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the gas cost adjustment (GCA) process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

    The IURC's September 12, 1997, decision was appealed to the Indiana Court of Appeals by certain Petitioners including the Indiana Office of Utility Consumer Counselor, the Citizens Action Coalition of Indiana and a small group of large-volume customers. On October 8, 1998, the Indiana Court of Appeals issued a decision which reversed and remanded the case to the IURC with instructions that the gas supply agreements be disapproved. The basis for the decision was that because the gas supply agreements provide for index based pricing of gas commodity sold by ProLiance to the utilities, the gas supply agreements should have been the subject of an application for approval of an alternative regulatory plan under Indiana statutory law.

    Management believes the Court of Appeals incorrectly applied the alternative regulation statute. On April 22, 1999, the Indiana Supreme Court granted management's petition for transfer of the case and will now consider the appeal of the IURC's decision and issue its own decision on the merits of the appeal at a later date.
    By granting transfer, the Supreme Court has vacated the Court of Appeals' decision.

    If the Supreme Court reverses the IURC's decision , the case will be remanded to the IURC for further proceedings regarding the public interest in the gas supply agreements. If the Supreme Court affirms the IURC's decision, the reasonableness of certain of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed by the IURC in the consolidated GCA proceeding. The existence of significant benefits to the utilities and their customers resulting from ProLiance's services has not been challenged on appeal. Indiana Gas is continuing to utilize ProLiance for its gas supply.

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

    CIGMA, LLC, owned jointly and equally by IGC Energy, Inc., an indirect wholly owned subsidiary of Indiana Energy, and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas, provides materials acquisition and related services that are used by Indiana Gas. Indiana Gas' purchases of these services during the three-, six- and twelve-month periods ended March 31, 1999, totaled $4.3 million, $8.9 million and $16.2 million, respectively. Indiana Gas' purchases of these services during the three-, six- and twelve-month periods ended March 31, 1998, totaled $4.0 million, $8.3 million and $17.9 million, respectively.

    IEI Services, a wholly owned subsidiary of Indiana Energy, began providing support services to Indiana Gas effective October 1, 1997. Services provided include information technology, financial, human resources, building and fleet services. Amounts billed by IEI Services to Indiana Gas for the three-, six- and twelve-month periods ended March 31, 1999, totaled $7.7 million, $14.4 million and $27.6 million, respectively. Amounts billed by IEI Services to Indiana Gas for the three- and six-month periods ended March 31, 1998, totaled $6.1 million and $12.1 million, respectively.

    Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

    Amounts owed to affiliates totaled $20.7 million and $31.7 million at March 31, 1999 and 1998, respectively, and are included in Accounts Payable on the Consolidated
    Balance Sheets.

9.  Reclassifications.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.

Indiana Gas Company, Inc. and Subsidiary Companies
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

                       Earnings
    Net income for the three-, six- and twelve-month periods ended March 31, 1999, when compared to the same periods one year ago, were as follows:


    Periods Ended March 31
    (millions)            1999      1998
    Three Months          $24.0     $19.3
    Six Months            $36.5     $35.8
    Twelve Months (1)     $31.6     $ 9.8


      (1)Reflects the recording of restructuring costs of $24.5 million after-tax in the fourth quarter of fiscal 1997 (see Growth Strategy and Corporate
         Restructuring).

     Margin (Operating Revenues Less Cost of Gas)
    Margin for the quarter ended March 31, 1999, was $77.5 million compared to $68.9 million for the same period last year. The increase is due primarily to weather 20 percent colder than the same period last year but 8 percent warmer than normal, and the addition of new residential and commercial customers.

    Margin for the six-month period ended March 31, 1999, was $134.5 million compared to $132.0 million for the same period last year. The increase is due primarily to weather 1 percent colder than the same period last year but 12 percent warmer than normal, and the addition of new residential and commercial customers.

    Margin for the twelve-month period ended March 31, 1999, was $197.2 million compared to $201.9 million for the same period last year. The decrease is primarily attributable to weather 7 percent warmer than the same period last year and 13 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Margin for all current periods was also impacted by a one-time sale of native gas, offset somewhat by the higher cost of unaccounted for gas and reduced collections of gross receipts taxes.

    Total system throughput (combined sales and transportation) increased 14 percent (6.1 MMDth) for the second quarter of fiscal 1999 and 1 percent (1.1 MMDth) for the six-month period ended March 31, 1999, compared to the same periods one year ago. Throughput decreased 2 percent (2.1 MMDth) for the twelve-month period ended
March 31, 1999, compared to the same period one year ago.
Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $3.17 for the three-month period ended March 31, 1999, compared to $3.85 for the same period one year ago. For the six-month period, cost of gas per unit decreased to $3.30 in the current period compared to $3.95 for the same period last year. For the twelve-month period, cost of gas per unit decreased to $3.23 in the current period compared to $3.61 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses increased $.7 million for the three-month period ended March 31, 1999, when compared to the same period one year ago due primarily to higher administrative services costs associated with the company's new customer information and work management systems. Rental expense related to buildings previously owned also contributed to the increase. These increases were offset somewhat by an adjustment to the company's severance accrual associated with its 1997 restructuring plan (see Growth Strategy and Corporate Restructuring).

    Operation and maintenance expenses increased $2.4 million for the six-month period when compared to the same period last year due primarily to higher administrative services costs associated with the company's new customer information and work management systems. Rental expense related to buildings previously owned and training costs related to the implementation of the company's new customer information system also contributed to the increase. These increases were offset somewhat by the adjustment to the company's severance accrual.

    Operation and maintenance expenses increased $5.3 million for the twelve-month period when compared to the same period last year due primarily to service fees paid to Indiana Gas' affiliate, IEI Services, LLC (IEI
Services) related to assets now owned by IEI Services.
IEI Services began providing support services to Indiana
Gas effective October 1, 1997 (see resulting lower depreciation and amortization below). Higher administrative services costs associated with the company's new customer information and work management systems and rental expense related to buildings previously owned also contributed to the increase. These increases were offset somewhat by lower labor-related costs resulting from work force reductions and the adjustment to the company's severance accrual.

    Restructuring costs of $39.5 million (pre-tax) were recorded in the fourth quarter of fiscal 1997 related to the implementation of Indiana Energy's new growth strategy during that year (see Growth Strategy and Corporate
Restructuring).

    Depreciation and amortization expense increased for the three- and six-month periods ended March 31, 1999, when compared to the same periods one year ago due primarily to additions to plant to serve new customers and to maintain dependable service to existing customers.

    Depreciation and amortization decreased for the twelve-month period ended March 31, 1999, when compared to the same period last year due primarily to the transfer of assets to IEI Services, and assets held for disposal which were written down to estimated fair value in the fourth quarter of fiscal 1997. The decrease was offset somewhat by additions to plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes increased for the three- and twelve-month periods ended March 31, 1999, while decreasing for the six-month period when compared to the same periods one year ago due primarily to changes in taxable income.

    Taxes other than income taxes remained approximately the same for the three-month period ended March 31, 1999, when compared to the same period one year ago. Taxes other than income taxes decreased for the six-month period due primarily to lower gross receipts tax expense. Taxes other than income taxes decreased for the twelve-month period due primarily to lower gross receipts tax expense and lower property tax expense.

                   Interest Expense
    Interest expense decreased for the three-, six- and twelve-month periods ended March 31, 1999, when compared to the same periods one year ago due primarily to decreases in interest rates.

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

     In July 1997, Indiana Energy advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately
800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the involuntary terminations planned under the company's specific near-term employee reduction plan, which was scheduled for completion by the end of fiscal 1999. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits. As a result of initial work force reductions during September 1997 and primarily attrition thereafter, employees totaled 866 as of March 31, 1999. This reduced employee count achieved most of the reductions contemplated during the 2 year period for which the restructuring accrual had been established. During the second quarter of fiscal
1999, the company reviewed its remaining accruals for costs associated with the work force reductions.
Taking into consideration an unexpectedly high level of voluntary terminations and the staffing implications related to significant process change associated with the company's recently implemented new customer information system, the company determined that no additional significant work force reductions were likely to occur during the remainder of fiscal 1999, and accordingly, that an adjustment to reverse the remaining severance accrual was necessary. As a result, the severance accrual and operation and maintenance expenses were reduced by $1.3 million during the second quarter of fiscal 1999.

     Indiana Gas' management also committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at March 31, 1998, and were disposed of later in fiscal 1998.

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

    On September 12, 1997, the Indiana Utility Regulatory
Commission (IURC) issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained by ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the gas cost adjustment (GCA) process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

    The IURC's September 12, 1997, decision was appealed to the Indiana Court of Appeals by certain Petitioners including the Indiana Office of Utility Consumer
Counselor, the Citizens Action Coalition of Indiana and a small group of large-volume customers. On October 8, 1998, the Indiana Court of Appeals issued a decision which reversed and remanded the case to the IURC with instructions that the gas supply agreements be disapproved. The basis for the decision was that because the gas supply agreements provide for index based pricing of gas commodity sold by ProLiance to the utilities, the gas supply agreements should have been the subject of an application for approval of an alternative regulatory plan under Indiana statutory law.

    Management believes the Court of Appeals incorrectly applied the alternative regulation statute. On April 22, 1999, the Indiana Supreme Court granted management's petition for transfer of the case and will now consider the appeal of the IURC's decision and issue its own decision on the merits of the appeal at a later date. By granting transfer, the Supreme Court has vacated the Court of Appeals' decision.

    If the Supreme Court reverses the IURC's decision , the case will be remanded to the IURC for further proceedings regarding the public interest in the gas supply agreements. If the Supreme Court affirms the IURC's decision, the reasonableness of certain of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed by the IURC in the consolidated
GCA proceeding. The existence of significant benefits to the utilities and their customers resulting from ProLiance's services has not been challenged on appeal.
Indiana Gas is continuing to utilize ProLiance for its gas supply.

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

     The company has evaluated the Year 2000 readiness of all IT hardware and software including the mainframe, network, servers, personal computers, system and application software and telecommunications. Almost all hardware was found to be in compliance as a result of projects conducted in 1997 and 1998. Replacements of major customer information and billing systems, which had already begun in 1997, were placed into service in January 1999. These new systems, driven by the need for additional functionality and business flexibility, were also designed to be Year 2000 compliant. Other maintenance and project activities conducted in 1998 and 1999 and activities scheduled for the remainder of 1999 have been initiated to bring the remaining software environment into compliance. The projects include replacements, upgrades and rewrites. The company's plan for IT items includes the following phases and timeline: (a) Assessment - completed in 1998, (b) Strategy - completed in 1998 and (c) Design,
Implementation, Testing and Validation - in process and to be substantially completed by June 30, 1999, and fully completed by October 31, 1999. The company has not found it necessary to postpone work on any other critical IT projects because of efforts to achieve Year
2000 compliance.

     Non-IT systems with embedded microcontrollers or microchips are being evaluated to determine if they are Year 2000 compliant. These systems include buildings, transportation, monitoring equipment, process controls, engineering and construction. The internal assessment process has generally been completed, and few compliance issues have been found to date. These consist primarily of needed software upgrades for equipment in the gas control system. It is anticipated these upgrades will be completed by July of 1999.

     The company is currently in the process of contacting its major vendors, suppliers and customers to gather information regarding the status of their Year 2000 compliance. Although compliance issues identified from these inquiries will be addressed, this process may not fully ensure these parties' Year 2000 compliance. Disruptions in the operations of these parties could have an adverse financial and operational effect on the company.

     The company has made significant progress in developing its contingency plan related to Year 2000 issues. This plan will include modifying the company's already existing plans for business resumption, information technology disaster recovery and gas supply contingencies, and would allow for, among other things, alternate recovery locations, backup power generation, adequate material supplies and personnel requirements.
This plan is expected to be in place, tested and refined as needed by December 31, 1999.

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

     Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers, with the trial scheduled for January of 2000. As of March 31, 1999, Indiana Gas has obtained settlements from other insurance carriers in an aggregate amount of approximately $14.7 million.

     These environmental matters have had no material impact on earnings since costs recorded to date approximate insurance settlements received. While
Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

Liquidity and Capital Resources

    Indiana Gas' capitalization objectives are 55-65
percent common equity and preferred stock and 35-45 percent long-term debt. Indiana Gas' common equity component was 58 percent of its total capitalization at March 31, 1999.

    New construction and normal system maintenance and improvements needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 1999 are estimated at $61.7 million of which $24.9 million have been expended during the six-month period ended March 31, 1999. For the twelve months ended March 31, 1999, capital expenditures totaled $54.4 million.

    Indiana Gas' long-term goal is to internally fund at least 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa2 by Moody's Investors Service and AA-by Standard & Poor's Corporation. For the twelve months ended March 31, 1999, 68 percent of Indiana Gas' capital expenditures was funded internally (i.e. from net income less dividends plus charges to net income not requiring funds). Indiana Gas' ratio of earnings to fixed charges was 4.0 for the twelve months ended March 31, 1999 (see
Exhibit 12).

     Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage and capital expenditures until permanently financed. Short-term borrowings tend to be greatest during the heating season when accounts receivable and unbilled utility revenues are at their highest. Recently, bank lines of credit have been the primary source of short-term financing. Effective in March 1999, Indiana Gas implemented a $100 million commercial paper program.
Indiana Gas' commercial paper is rated P-1 by Moody's and A-1+ by Standard & Poor's.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

       Indiana Gas' (the company's) debt portfolio contains a substantial amount of fixed-rate long-term debt and, therefore, does not expose the company to the risk of material earnings or cash flow loss due to changes in market interest rates. At March 31, 1999, the company was not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.

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


Item 4.    Submission of Matters to a Vote of Security
           Holders

   At the annual meeting of shareholders of Indiana Gas
Company, Inc. on January 27, 1999, (the "Annual
Meeting"), the shareholders elected the following directors by the vote specified opposite each director's name:


                                                               Broker
Director              Votes For(1) Votes Withheld Abstentions Non-Vote
Paul T. Baker         9,080,770          -             -         -
Niel C. Ellerbrook    9,080,770          -             -         -
L. A. Ferger          9,080,770          -             -         -
Otto N. Frenzel III   9,080,770          -             -         -
William G. Mays       9,080,770          -             -         -
J. Timothy McGinley   9,080,770          -             -         -
John E. Worthen       9,080,770          -             -         -

(1) All outstanding shares of Indiana Gas' common stock are held by its parent company, Indiana Energy, Inc.



Item 6.    Exhibits and Reports on Form 8-K

       (a)  Exhibits

           10-A Amended appendices to the Gas
                Sales and Portfolio Administration
                Agreement between Indiana Gas
                Company, Inc. and ProLiance
                Energy, LLC effective November 1,
                1998, filed herewith.

           12   Computation of Ratio of
                Earnings to Fixed Charges, filed
                herewith.

           27   Financial Data Schedule, filed herewith.


       (b)  Reports on Form 8-K

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

                Item 5.   Other Events

                Item 7.   Exhibits

                   99   Financial Analyst Report - First Quarter 1999

           On April 22, 1999, Indiana Gas filed a
           Current Report on Form 8-K with respect to a press release (dated April 22, 1999), announcing the decision by the Supreme Court of Indiana to grant transfer of and reconsider the ProLiance appeal. Items reported include:

                Item 5.   Other Events
                    Press release dated April 22, 1999

           On April 30, 1999, Indiana Gas filed a
           Current Report on Form 8-K with respect to the release of summary financial information to the investment community regarding
           Indiana Energy's consolidated results of operations, financial position and cash flows for the three-, six- and twelve-month periods ended March 31, 1999. Items reported include:

                Item 5.   Other Events

                Item 7.   Exhibits

                   99 Financial Analyst Report - Second Quarter 1999



                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA GAS COMPANY,INC.
                                        Registrant




Dated May 13, 1999       /s/Niel C. Ellerbrook
                         Niel C. Ellerbrook
                         President



Dated May 13, 1999       /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Vice President and Controller