Form 10-Q
period 1999-06-30
INDIANA GAS CO INC
filed 1999-08-12
CIK 50183

August 12, 1999



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Gas Company, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
June 30, 1999, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Douglas S. Schmidt
Douglas S. Schmidt

DSS:tmw

Enclosures


          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value     9,080,770      July 31, 1999
            Class                Number of shares      Date

                   TABLE OF CONTENTS

                                                   Page
                                                  Numbers

Part I - Financial Information

    Item 1 - Financial Statements

      Consolidated Balance Sheets
        at June 30, 1999, and 1998
        and September 30, 1998

      Consolidated Statements of Income
          Three Months Ended June 30, 1999 and 1998,
          Nine Months Ended June 30, 1999 and 1998, and Twelve Months Ended June 30, 1999 and 1998

      Consolidated Statements of Cash Flows
        Nine Months Ended June 30, 1999 and 1998, and Twelve Months Ended June 30, 1999 and 19987

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

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                                INDIANA GAS COMPANY, INC.
                                AND SUBSIDIARY COMPANIES

                               CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                 (Thousands - Unaudited)


                                                        June 30              September 30
                                                   1999         1998             1998
UTILITY PLANT:
    Original cost                              $  972,735    $  923,385       $  937,977
    Less - accumulated depreciation and
        amortization                              392,731       362,531          370,872
                                                  580,004       560,854          567,105


CURRENT ASSETS:
    Cash and cash equivalents                         514         7,177              742
    Accounts receivable, less reserves of
        $1,370, $553 and $900 respectively         16,497        18,943           16,145
    Accrued unbilled revenues                       6,012         7,639            6,453
    Liquefied petroleum gas - at average cost         808           865              883
    Gas in underground storage - at last-in,
        first-out cost                              5,003         7,558           19,373
    Prepayments                                    21,121         6,838            8,142
    Other current assets                            1,362           195              191
                                                   51,317        49,215           51,929


DEFERRED CHARGES AND OTHER ASSETS:
    Unamortized debt discount and expense          12,186        13,102           12,874
    Regulatory income tax asset                     1,778             -            1,778
    Other                                           3,306         4,271            3,041
                                                   17,270        17,373           17,693

                                               $  648,591    $  627,442       $  636,727




                                             INDIANA GAS COMPANY, INC.
                                             AND SUBSIDIARY COMPANIES

                                             CONSOLIDATED BALANCE SHEETS

                                        SHAREHOLDER'S EQUITY AND LIABILITIES
                                             (Thousands - Unaudited)


                                                                   June 30          September 30
                                                             1999         1998           1998
CAPITALIZATION:
    Common stock and paid-in capital                     $  142,995   $  142,995    $  142,995
    Retained earnings                                       113,522      109,639        97,354
        Total common shareholder's equity                   256,517      252,634       240,349
    Long-term debt                                          181,854      192,000       181,975
                                                            438,371      444,634       422,324

CURRENT LIABILITIES:
    Maturities and sinking fund requirements of
        long-term debt                                       10,000            -        10,000
    Notes payable                                             8,424        1,000        33,705
    Accounts payable (See Note 9)                            26,711       19,810        17,847
    Refundable gas costs                                     25,642       27,155        10,730
    Customer deposits and advance payments                    4,915        5,484        19,229
    Accrued taxes                                            16,047        7,895         4,469
    Accrued interest                                          3,848        4,089         1,728
    Other current liabilities                                16,002       22,318        20,024
                                                            111,589       87,751       117,732

DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes                                    60,844       56,797        60,448
    Accrued postretirement benefits other than
         pensions                                            27,314       25,156        25,169
    Unamortized investment tax credit                         8,617        9,547         9,313
    Regulatory income tax liability                               -        1,874             -
    Other                                                     1,856        1,683         1,741
                                                             98,631       95,057        96,671

COMMITMENTS AND CONTINGENCIES (See Notes 8 & 9)                   -            -             -

                                                         $  648,591   $  627,442    $  636,727




                                 INDIANA GAS COMPANY, INC.
                                 AND SUBSIDIARY COMPANIES

                              CONSOLIDATED STATEMENTS OF INCOME
                                  (Thousands - Unaudited)



                                            Three Months                Nine Months
                                           Ended June 30               Ended June 30
                                         1999        1998            1999        1998
OPERATING REVENUES                   $   72,131    $   70,560    $  358,562    $  403,823
COST OF GAS (See Note 9)                 33,751        35,032       185,681       236,325
MARGIN                                   38,380        35,528       172,881       167,498

OPERATING EXPENSES:
    Operation and maintenance            22,159        20,884        65,823        62,159
    Depreciation and amortization         8,550         8,150        25,306        24,157
    Income taxes                             54          (191)       20,846        21,065
    Taxes other than income taxes         3,434         2,756        12,270        11,933
                                         34,197        31,599       124,245       119,314

OPERATING INCOME                          4,183         3,929        48,636        48,184

OTHER INCOME - NET                          228            27           596           375

INCOME BEFORE INTEREST EXPENSE            4,411         3,956        49,232        48,559

INTEREST EXPENSE                          3,772         3,635        12,064        12,391

NET INCOME                           $      639    $      321    $   37,168    $   36,168




                                     INDIANA GAS COMPANY, INC.
                                      AND SUBSIDIARY COMPANIES

                                 CONSOLIDATED STATEMENTS OF INCOME
                                      (Thousands - Unaudited)


                                                                       Twelve Months
                                                                       Ended June 30
                                                                     1999        1998
OPERATING REVENUES                                               $  420,383    $  462,321
COST OF GAS (See Note 9)                                            220,360       268,582
MARGIN                                                              200,023       193,739

OPERATING EXPENSES:
    Operation and maintenance                                        87,832        81,356
    Restructuring costs (See Note 3)                                      -        39,531
    Depreciation and amortization                                    33,502        33,033
    Income taxes                                                     17,230         2,556
    Taxes other than income taxes                                    14,756        15,280
                                                                    153,320       171,756

OPERATING INCOME                                                     46,703        21,983

OTHER INCOME - NET                                                    1,087           321

INCOME BEFORE INTEREST EXPENSE                                       47,790        22,304

INTEREST EXPENSE                                                     15,907        16,525

NET INCOME                                                       $   31,883    $    5,779




                                                 INDIANA GAS COMPANY, INC.
                                                 AND SUBSIDIARY COMPANIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Thousands - Unaudited)


                                                       Nine Months                  Twelve Months
                                                      Ended June 30                 Ended June 30
                                                   1999          1998            1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $   37,168    $   36,168      $   31,883    $    5,779
   Adjustments to reconcile net income
     to cash provided from operating
     activities -
       Noncash restructuring costs                      -             -               -        32,838
       Depreciation and amortization               25,380        24,297          33,623        33,220
       Deferred income taxes                          396         1,592             395       (12,697)
       Investment tax credit                         (697)         (697)           (930)         (930)
       Gain on sale of assets                           -        (1,219)              -        (1,219)
                                                   25,079        23,973          33,088        51,212
       Changes in assets and liabilities -
         Receivables - net                             89         7,568           4,073         1,936
         Inventories                               14,398        11,557           2,569         2,575
         Accounts payable, customer deposits,
            advance payments and other current
            liabilities                            (9,472)      (39,714)             16       (15,547)
         Accrued taxes and interest                13,698           745           7,911        (2,363)
         Recoverable/refundable gas costs          14,912        32,998          (1,513)       28,122
         Prepayments and other current assets     (14,103)          217         (15,407)       (3,059)
         Accrued postretirement benefits other
             than pensions                          2,145         2,118           2,158         7,724
         Other - net                                1,518        (1,111)          6,263        (1,841)
           Total adjustments                       48,264        38,351          39,158        68,759
             Net cash flows from operations        85,432        74,519          71,041        74,538

CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES:
    Sale of long-term debt                              -        95,000               -       110,000
    Reduction in long-term debt                      (121)      (92,733)           (146)      (92,733)
    Net change in short-term borrowings           (25,281)      (19,000)          7,424        (7,750)
    Dividends on common stock                     (21,000)      (20,250)        (28,000)      (27,000)
        Net cash flows required for financing
        activities                                (46,402)      (36,983)        (20,722)      (17,483)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                          (39,258)      (39,611)        (56,982)      (59,102)
    Proceeds from sale of assets                        -         9,204               -         9,204
        Net cash flows required for investing
        activities                                (39,258)      (30,407)        (56,982)      (49,898)

NET INCREASE (DECREASE) IN CASH                      (228)        7,129          (6,663)        7,157

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                            742            48           7,177            20

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $      514    $    7,177      $      514    $    7,177



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

2.  Agreement to Merge with SIGCORP, Inc.
    On June 14, 1999, Indiana Energy, Inc. (Indiana Energy), Indiana Gas' parent, and SIGCORP, Inc. (SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company named Vectren Corporation (Vectren). SIGCORP is an investor-owned energy and telecommunications company that through its subsidiaries provides electric and gas service to southwest Indiana and energy and telecommunication products and services throughout the Midwest and elsewhere.

    Under the agreement, SIGCORP shareholders will receive
    1.333 shares of Vectren common stock for each share of SIGCORP they currently hold. Indiana Energy shareholders will receive one share of Vectren common stock for each share of Indiana Energy they currently hold. The transaction, which has been approved by the boards of directors of both companies, is intended to be accounted for as a pooling of interests. The transaction is also intended to be a tax-free exchange of shares.

    Indiana Energy's and SIGCORP's utility companies will remain separate subsidiaries of Vectren and will continue to operate under the names of Indiana Gas
    Company, Inc. and Southern Indiana Gas and Electric
    Company, respectively.

    The merger is conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. The companies anticipate that the regulatory processes can be completed by the first quarter of calendar 2000.

3.  Corporate Restructuring.
    In April 1997, the Board of Directors of Indiana Energy approved a new growth strategy designed to support
    Indiana Energy's transition into a more competitive environment.

    During 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after-tax) in the fourth quarter of fiscal 1997 as described below.

    In July 1997, Indiana Energy advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the involuntary terminations planned under the company's specific near-term employee reduction plan, which was scheduled for completion by the end of fiscal 1999. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits. As a result of initial work force reductions during September 1997 and primarily attrition thereafter, most of the reductions contemplated during the 2 year period and accrued for originally have been achieved. During the second quarter of fiscal 1999, the company reviewed its remaining accruals for costs associated with the work force reductions. Taking into consideration an unexpectedly high level of voluntary terminations and the staffing implications related to significant process change associated with the company's recently implemented new customer information system, the company determined that no additional significant work force reductions were likely to occur during the remainder of fiscal 1999, and accordingly, that an adjustment to reverse the remaining severance accrual was necessary. As a result, the severance accrual and other operating expenses were reduced by $1.3 million during the second quarter of fiscal 1999.

    Indiana Gas' management also committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. These assets have been sold or are no longer in use.

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

4.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash
    Flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


                          Nine Months Ended   Twelve Months Ended
                               June 30             June 30
    Thousands             1999         1998    1999         1998
    Interest (net of
      amount capitalized) $ 8,270     $ 9,691  $13,920     $15,162
    Income taxes          $ 8,621     $13,732  $15,280     $16,318


5.  Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

6.  Gas in Underground Storage.
    Based on the average cost of purchased gas during June
    1999, the cost of replacing the current portion of gas in underground storage was less than last-in, first-out cost at June 30, 1999, by approximately $412,000.

7.  Refundable or Recoverable Gas Costs.
    The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred and are being recovered or refunded in accordance with procedures approved by the Indiana
    Utility Regulatory Commission (IURC).

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

    Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers, with the trial scheduled for early 2000. As of June 30, 1999, Indiana Gas has obtained settlements from other insurance carriers in an aggregate amount of approximately $14.7 million.

    These environmental matters have had no material impact on earnings since costs recorded to date approximate insurance settlements received. While Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

9.  Affiliate Transactions.
    ProLiance Energy, LLC (ProLiance), a non-regulated marketing affiliate of Indiana Energy, provides natural gas supply and related services to Indiana Gas. Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three-, nine- and twelve-month periods ended June 30, 1999, totaled $44.2 million, $183.3 million and $228.7 million, respectively. Indiana Gas' purchases from ProLiance for the three-, nine- and twelve-month periods ended June
    30, 1998, totaled $41.5 million, $223.8 million and $275.7 million, respectively.

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

    Management believes the Court of Appeals incorrectly applied the alternative regulation statute. On April 22, 1999, the Indiana Supreme Court granted a petition for transfer of the case and will now consider the appeal of the IURC's decision and issue its own decision on the merits of the appeal at a later date. By granting transfer, the Supreme Court has vacated the Court of Appeals' decision.

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

    CIGMA, LLC, owned jointly and equally by IGC Energy, Inc., an indirect wholly owned subsidiary of Indiana Energy, and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas, provides materials acquisition and related services that are used by Indiana Gas. Indiana Gas' purchases of these services during the three-, nine- and twelve-month periods ended June 30, 1999, totaled $4.2 million, $13.1 million and $16.9 million, respectively. Indiana Gas' purchases of these services during the three-, nine- and twelve-month periods ended June 30, 1998, totaled $3.5 million, $11.8 million and $16.8 million, respectively.

    IEI Services, a wholly owned subsidiary of Indiana Energy, began providing support services to Indiana Gas effective October 1, 1997. Services provided include information technology, financial, human resources, building and fleet services. Amounts billed by IEI Services to Indiana Gas for the three-, nine- and twelve-month periods ended June 30, 1999, totaled $8.4 million, $22.8 million and $28.8 million, respectively. Amounts billed by IEI Services to Indiana Gas for the three- and nine-month periods ended June 30, 1998, totaled $7.2 million and $19.3 million, respectively.

    Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

    Amounts owed to affiliates totaled $21.9 million and $17.2 million at June 30, 1999 and 1998, respectively, and are included in Accounts Payable on the Consolidated
    Balance Sheets.

10. Reclassifications.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.

Indiana Gas Company, Inc. and Subsidiary Companies
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

                       Earnings
    Net income for the three-, nine- and twelve-month periods ended June 30, 1999, when compared to the same periods one year ago, were as follows:


    Periods Ended June 30
    (millions)                    1999      1998
    Three Months                 $  .6      $  .3
    Nine Months                  $37.2      $36.2
    Twelve Months (1)            $31.9      $ 5.8

   (1)Reflects the recording of restructuring costs of $24.5 million after-tax in the fourth quarter of fiscal 1997 (see Growth Strategy and Corporate
      Restructuring).


     Margin (Operating Revenues Less Cost of Gas)
    Margin for the quarter ended June 30, 1999, was $38.4 million compared to $35.5 million for the same period last year. The addition of new residential and commercial customers and the lower cost of unaccounted for gas helped offset the effects of weather 11 percent warmer than the same period last year and 30 percent warmer than normal.

    Margin for the nine-month period ended June 30, 1999, was $172.9 million compared to $167.5 million for the same period last year. The increase reflects the addition of new residential and commercial customers, the lower cost of unaccounted for gas and a one-time sale of native gas.
Weather for the current nine-month period was approximately the same compared to the same period last year and 13 percent warmer than normal.

    Margin for the twelve-month period ended June 30, 1999, was $200.0 million compared to $193.7 million for the same period last year. The increase reflects the addition of new residential and commercial customers, the lower cost of unaccounted for gas and a one-time sale of native gas. Weather for the current twelve-month period was 1 percent warmer than the same period last year and 14 percent warmer than normal.

    Total system throughput (combined sales and transportation) increased 5 percent (.9 MMDth) for the third quarter of fiscal 1999, 2 percent (2.0 MMDth) for the nine-month period and 2 percent (2.3 MMDth) for the twelve-month period ended June 30, 1999, compared to the same periods one year ago. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs.
Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $2.11 for the three-month period ended June 30, 1999, compared to $2.54 for the same period one year ago. For the nine-month period, cost of gas per unit decreased to $2.98 in the current period compared to $3.60 for the same period last year. For the twelve-month period, cost of gas per unit decreased to $3.14 in the current period compared to $3.55 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses increased $1.3 million for the three-month period ended June 30, 1999, when compared to the same period one year ago due primarily to higher administrative services costs associated with the company's new customer information and work management systems. Rental expense related to buildings previously owned also contributed to the increase.

    Operation and maintenance expenses increased $3.7 million for the nine-month period when compared to the same period last year due primarily to higher administrative services costs associated with the company's new customer information and work management systems. Rental expense related to buildings previously owned and costs related to the implementation of the company's new customer information system also contributed to the increase. These increases were offset somewhat by an adjustment to the company's severance accrual associated with its 1997 restructuring plan (see Growth
Strategy and Corporate Restructuring).

    Operation and maintenance expenses increased $6.5 million for the twelve-month period when compared to the same period last year due in part to service fees paid to Indiana Gas' affiliate, IEI Services, LLC (IEI Services) related to assets now owned by IEI Services. IEI Services began providing support services to Indiana Gas effective
October 1, 1997. Higher administrative services costs associated with the company's new customer information and work management systems and rental expense related to buildings previously owned also contributed to the increase. These increases were offset somewhat by the adjustment to the company's severance accrual.

    Restructuring costs of $39.5 million (pre-tax) were recorded in the fourth quarter of fiscal 1997 related to the company's implementation of a new growth strategy during that year (see Growth Strategy and Corporate
Restructuring).

    Depreciation and amortization expense increased for the three- and nine-month periods ended June 30, 1999, when compared to the same periods one year ago due primarily to additions to plant to serve new customers and to maintain dependable service to existing customers.

    Depreciation and amortization expense increased for the twelve-month period ended June 30, 1999, when compared to the same period last year due primarily to additions to plant to serve new customers and to maintain dependable service to existing customers. This increase was offset somewhat by the transfer of assets to IEI Services, and assets held for disposal which were written down to estimated fair value in the fourth quarter of fiscal 1997
(see Growth Strategy and Corporate Restructuring).

    Federal and state income taxes increased for the three- and twelve-month periods ended June 30, 1999, while decreasing for the nine-month period when compared to the same periods one year ago due primarily to changes in taxable income.

    Taxes other than income taxes increased for the three- and nine-month periods ended June 30, 1999, when compared to the same periods one year ago due to higher property tax expense, offset somewhat by lower gross receipts tax expense. Taxes other than income taxes decreased for the twelve-month period due to lower gross receipts tax expense, offset somewhat by higher property tax expense.

                   Interest Expense
    Interest expense increased for the three-month period ended June 30, 1999, due in part to an increase in average debt outstanding. Interest expense decreased for the nine- and twelve-month periods due primarily to decreases in interest rates, offset somewhat by increases in average debt outstanding.

Other Operating Matters

         Agreement to Merge with SIGCORP, Inc.
    On June 14, 1999, Indiana Energy, Inc. (Indiana
Energy), Indiana Gas' parent, and SIGCORP, Inc. (SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company named Vectren
Corporation (Vectren). SIGCORP is an investor-owned energy and telecommunications company that through its subsidiaries provides electric and gas service to southwest Indiana and energy and telecommunication products and services throughout the Midwest and elsewhere.

    Under the agreement, SIGCORP shareholders will receive
1.333 shares of Vectren common stock for each share of SIGCORP they currently hold. Indiana Energy shareholders will receive one share of Vectren common stock for each share of Indiana Energy they currently hold. The transaction, which has been approved by the boards of directors of both companies, is intended to be accounted for as a pooling of interests. The transaction is also intended to be a tax-free exchange of shares.

    Indiana Energy's and SIGCORP's utility companies will remain separate subsidiaries of Vectren and will continue to operate under the names of Indiana Gas Company, Inc.
and Southern Indiana Gas and Electric Company, respectively.

    The merger is conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. The companies anticipate that the regulatory processes can be completed by the first quarter of calendar 2000.

      Growth Strategy and Corporate Restructuring
     In April 1997, the Board of Directors of Indiana
Energy approved a new growth strategy designed to support Indiana Energy's transition into a more competitive environment. As part of the current growth strategy, Indiana Energy will endeavor to become a leading regional provider of energy products and services and to grow its consolidated earnings per share by an average of 10 percent annually through 2003. To achieve such earnings growth, Indiana Energy's aim is to grow the earnings contribution from non-utility operations to over 25 percent of its total annual earnings by 2003, and to aggressively manage costs within its utility operations.

     During 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after-tax) in the fourth quarter of fiscal 1997 as described below.

     In July 1997, Indiana Energy advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately
800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the involuntary terminations planned under the company's specific near-term employee reduction plan, which was scheduled for completion by the end of fiscal 1999. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits. As a result of initial work force reductions during September 1997 and primarily attrition thereafter, most of the reductions contemplated during the 2 year period and accrued for originally have been achieved. During the second quarter of fiscal 1999, the company reviewed its remaining accruals for costs associated with the work force reductions. Taking into consideration an unexpectedly high level of voluntary terminations and the staffing implications related to significant process change associated with the company's recently implemented new customer information system, the company determined that no additional significant work force reductions were likely to occur during the remainder of fiscal 1999, and accordingly, that an adjustment to reverse the remaining severance accrual was necessary. As a result, the severance accrual and other operating expenses were reduced by $1.3 million during the second quarter of fiscal 1999.

     Indiana Gas' management also committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. These assets have been sold or are no longer in use.

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

    Management believes the Court of Appeals incorrectly applied the alternative regulation statute. On April 22, 1999, the Indiana Supreme Court granted a petition for transfer of the case and will now consider the appeal of the IURC's decision and issue its own decision on the merits of the appeal at a later date. By granting transfer, the Supreme Court has vacated the Court of Appeals' decision.

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

     The company has evaluated the Year 2000 readiness of all IT hardware and software including the mainframe, network, servers, personal computers, system and application software and telecommunications. Almost all hardware was found to be in compliance as a result of projects conducted in 1997 and 1998. Replacements of major customer information and billing systems, which had already begun in 1997, were placed into service in January 1999. These new systems, driven by the need for additional functionality and business flexibility, were also designed to be Year 2000 compliant and have been tested. Other maintenance and project activities conducted in 1998 and 1999 and activities scheduled for the remainder of 1999 have been initiated to bring the remaining software environment into compliance. The projects include replacements, upgrades and rewrites.
The company's plan for IT items includes the following phases and timeline: (a) Assessment - completed in 1998, (b) Strategy - completed in 1998 and (c) Design,
Implementation, Testing and Validation - in process and substantially complete at July 31, 1999, and to be fully completed by October 31, 1999. The company has not found it necessary to postpone work on any other critical IT projects because of efforts to achieve Year
2000 compliance.

     Non-IT systems with embedded microcontrollers or microchips have been evaluated to determine if they are Year 2000 compliant. These systems include buildings, transportation, monitoring equipment, process controls, engineering and construction. The internal assessment process has been completed, and few compliance issues were found. Software upgrades for equipment in the gas control system were completed in July 1999.

     The company has contacted its major vendors, suppliers and customers to gather information regarding the status of their Year 2000 compliance. Although compliance issues identified from these inquiries will be addressed, this process may not fully ensure these parties' Year 2000 compliance. Disruptions in the operations of these parties could have an adverse financial and operational effect on the company.

     The company has made significant progress in developing its contingency plan related to Year 2000 issues. This plan will include modifying the company's already existing plans for business resumption, information technology disaster recovery and gas supply contingencies, and considers, among other things, alternate recovery locations, backup power generation, adequate material supplies and personnel requirements. A draft of the company's contingency plan was filed with the IURC on June 30, 1999. This plan is expected to be in place, tested and refined as needed by December 31, 1999.

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

     Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers, with the trial scheduled for early 2000. As of June 30, 1999, Indiana Gas has obtained settlements from other insurance carriers in an aggregate amount of approximately $14.7 million.
     These environmental matters have had no material impact on earnings since costs recorded to date approximate insurance settlements received. While
Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

Liquidity and Capital Resources

    Indiana Gas' capitalization objectives are 55-65
percent common equity and preferred stock and 35-45 percent long-term debt. Indiana Gas' common equity component was 57 percent of its total capitalization at June 30, 1999.

    New construction and normal system maintenance and improvements needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 1999 are estimated at $60.3 million of which $39.3 million have been expended during the nine-month period ended June 30, 1999. For the twelve months ended June 30, 1999, capital expenditures totaled $57.0 million.

    Indiana Gas' long-term goal is to internally fund at least 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa2 by Moody's Investors Service and AA-by Standard & Poor's Corporation. For the twelve months ended June 30, 1999, 65 percent of Indiana Gas' capital expenditures was funded internally (i.e. from net income less dividends plus charges to net income not requiring funds). This percentage is lower than the 75 percent goal due primarily to the impact of warmer than normal weather on earnings. Indiana Gas' ratio of earnings to fixed charges was 4.0 for the twelve months ended June 30, 1999
(see Exhibit 12).

    In July 1999, Indiana Gas filed a registration statement with the Securities and Exchange Commission which has become effective with respect to $100 million in debt securities. Indiana Gas expects to issue this debt pursuant to a medium-term note program. The net proceeds from the sale of these new debt securities will be used for general corporate purposes, including repayment of long-term debt and financing of Indiana Gas' continuing construction program.

    Additionally, in July 1999, Indiana Gas retired $10 million of 8.90% Notes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

       Indiana Gas' (the company's) debt portfolio contains a substantial amount of fixed-rate long-term debt and, therefore, does not expose the company to the risk of material earnings or cash flow loss due to changes in market interest rates. At June 30, 1999, the company was not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

   See Note 8 of the Notes to Consolidated Financial
Statements for litigation matters involving insurance carriers pertaining to Indiana Gas' former manufactured gas plants and storage facilities.

   See Note 9 of the Notes to Consolidated Financial
Statements for discussion of litigation matters relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas.


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

                Item 5.   Other Events

                Item 7.   Exhibits

                   99  Financial Analyst Report - Second Quarter 1999

           On July 30, 1999, Indiana Gas filed a
           Current Report on Form 8-K with respect to the release of summary financial information to the investment community regarding
           Indiana Energy's consolidated results of operations, financial position and cash flows for the three-, nine- and twelve-month periods ended June 30, 1999. Items reported include:

                Item 5.   Other Events

                Item 7.   Exhibits

                   99   Financial Analyst Report - Third Quarter 1999

                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           INDIANA GAS COMPANY, INC.
                                    Registrant




Dated August 12, 1999    /s/Niel C. Ellerbrook
                         Niel C. Ellerbrook
                         President



Dated August 12, 1999    /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Vice President and Controller