Form 10-K405
period 1999-09-30
INDIANA GAS CO INC
filed 1999-12-29
CIK 50183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

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

       Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock-Without par value            9,080,770         November 30, 1999
------------------------------     ------------------       -----------------
               Class               Number of shares                   Date

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Table of Contents

                                                                           Page
Part I.....................................................................   3
     Business..............................................................   3
     Property..............................................................   5
     Legal Proceedings.....................................................   5
     Submission of Matters to a Vote of Security Holders...................   5
     Executive Officers of the Company.....................................   5
Part II....................................................................   7
     Market for the Registrant's Common Equity and
          Related Stockholder Matters......................................   7
     Selected Financial Data...............................................   8
     Management's Discussion and Analysis of Results of
          Operations and Financial Condition...............................   9
     Financial Statements and Supplementary Data...........................  19
     Changes in and Disagreements with Accountants.........................  41
Part III...................................................................  41
     Directors and Executive Officers of the Registrant....................  41
     Executive Compensation................................................  41
     Securities Ownership of Certain Beneficial Owners and Management......  41
     Certain Relationships and Related Transactions........................  42
Part IV....................................................................  42
     Exhibits, Financial Statements Schedules, and Reports on Form 8-K.....  42

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

              On June 14, 1999, Indiana Energy and SIGCORP, Inc. (SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company named Vectren Corporation (Vectren). SIGCORP is an investor-owned energy and telecommunications company that through its subsidiaries provides electric and gas service to southwest Indiana and energy and telecommunication products and services throughout the Midwest and elsewhere.

              Indiana Gas Company, Inc. and Southern Indiana Gas and Electric Company, Inc., Indiana Energy's and SIGCORP's utility companies will operate as separate subsidiaries of Vectren.

              The merger is conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. On December 17, 1999, the merger was approved by the shareholders of each company. On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued an order approving the proposed merger. In approving the merger, the FERC concluded that the merger was in the public interest and would not adversely affect competition, rates or regulation. The companies anticipate that the remaining regulatory processes can be completed in the first quarter of calendar 2000.

       (c)    Narrative Description of the Business.

              During fiscal 1999, Indiana Gas supplied gas to about 500,000 residential, small commercial and contract (large commercial and industrial) customers in 284 communities in 48 of the 92 counties in the state of Indiana. The service area has a population of approximately 2 million and contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive parts and accessories, feed, flour and grain processing, metal castings, aluminum products, gypsum products, electrical equipment, metal specialties and glass.

              The largest communities served include Muncie, Anderson, Lafayette-West Lafayette, Bloomington, Terre Haute, Marion, New Albany, Columbus, Jeffersonville, New Castle and Richmond. While Indiana Gas does not serve in Indianapolis, it does serve the counties and communities which border that city.

              For the fiscal year ended September 30, 1999, residential customers provided 66 percent of revenues, small commercial 23 percent and contract 11 percent. Approximately 99 percent of Indiana Gas' customers used gas for space heating, and revenues from these customers for the fiscal year were approximately 90 percent of total operating revenues. Sales of gas are seasonal and strongly affected by variations in weather conditions. Less than half of total margin, however, is space heating related. During the fiscal year ended September 30, 1999, Indiana Gas added approximately 11,400 residential and commercial customers.

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

              Gas transported on behalf of end-use customers in fiscal 1999 represented 43 percent (51,213 MDth) of throughput compared to 40 percent (45,598 MDth) in 1998 and 34 percent (41,874 MDth) in 1997. Although revenues are lower, rates for transportation generally provide the same margins as would have been earned had the gas been sold under normal sales tariffs.

              Effective April 1, 1996, Indiana Gas purchases all of its natural gas and winter delivery service from ProLiance Energy, LLC, a gas marketing affiliate of Indiana Energy (see Item 7, ProLiance Energy, LLC). Prices for gas and related services purchased by Indiana Gas are determined primarily by market conditions and rates established by the Federal Energy Regulatory Commission. Indiana Gas' rates and charges, terms of service, accounting matters, issuance of securities, and certain other operational matters are regulated by the Indiana Utility Regulatory Commission
              (IURC).

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

              Indiana Gas had 736 full-time employees and 25 part-time employees as of September 30, 1999.

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

Item 2.       Property

              The   properties  of  Indiana  Gas  are  used  for  the  purchase, production, storage and distribution of gas and are located primarily within the state of Indiana. As of September 30, 1999, such properties included 10,948 miles of distribution mains;
              512,351 meters; five reservoirs currently being used for the underground storage of purchased gas with approximately 71,484 acres of land held under storage easements; 7,310,173 Dth of gas in company-owned underground storage with a daily deliverability of 134,160 Dth; 171,451 Dth of gas in contract storage with a daily deliverability of 3,563 Dth; and four liquefied petroleum (propane) air-gas manufacturing plants with a total daily capacity of 32,700 Dth of gas.

              Indiana Gas' capital expenditures during the fiscal year ended September 30, 1999, amounted to $60.2 million.


Item 3.       Legal Proceedings

              See Item 8, Note 11 for litigation matters involving insurance carriers pertaining to Indiana Gas' former manufactured gas plants and storage facilities.

              See Item 8, Note 12 for discussion of litigation matters relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas.


Item 4.       Submission of Matters to a Vote of Security Holders

              No matter was submitted during the fourth quarter of the fiscal year ended September 30, 1999, to a vote of security holders.

              On December 17, 1999, the shareholders of Indiana Energy, Inc. approved the merger between Indiana Energy, Inc. and SIGCORP, Inc.



Item 4a.      Executive Officers of the Company

              The Executive Officers of the company are as follows:




                                Family
                                Relation-          Office or                     Date Elected
        Name          Age         ship            Position Held                 Or Appointed(1)

Lawrence A. Ferger     65       None         Chairman and Chief                 (Retired May 31, 1999) (2)
                                             Executive Officer                  Oct. 1, 1997
                                             Chairman, President and
                                             Chief Executive Officer            Jan. 26, 1996
                                             President and Chief
                                             Executive Officer                  July 1, 1987

Niel C. Ellerbrook     50       None         President and Chief
                                             Executive Officer                  June 1, 1999
                                             President                          Oct. 1, 1997
                                             Executive Vice President
                                             and Chief Financial
                                             Officer                            Jan . 22, 1997
                                             Senior Vice President and
                                             Chief Financial Officer            July 1, 1987

Paul T. Baker          59       None         Executive Vice
                                             President and Chief
                                             Operating Officer                  Oct. 1, 1997
                                             Senior Vice President
                                             and Chief Operating
                                             Officer                            Aug. 1, 1991

Anthony E. Ard         58       None         Secretary                          Jul. 31, 1998
                                             Senior Vice President of
                                             Corporate Affairs                  Jan. 9, 1995
                                                                                (through
                                                                                Sep. 30, 1997)
                                             Vice President -
                                             Corporate Affairs                  Jan. 11, 1993

Timothy M. Hewitt     49        None         Vice President of
                                             Operations and Engineering         Jan. 9, 1995
                                             Vice President of Sales
                                             and Field Operations               Jan. 14, 1991



(1) Each of the officers has served continuously since the dates indicated unless otherwise noted.

(2)  Continues role as Chairman of the Board of Indiana Gas Company, Inc.

Part II


Item 5.       Market for the Registrant's  Common Equity and Related Stockholder
              Matters

              All of the outstanding shares of Indiana Gas' common stock are owned by Indiana Energy, Inc., and are not traded.

              During fiscal 1999, the company paid dividends of $7.0 million, $7.0 million, $7.0 million and $7.3 million in the first, second, third and fourth quarters, respectively.

              During fiscal 1998, the company paid dividends of $6.8 million, $6.8 million, $6.8 million and $7.0 million in the first, second, third and fourth quarters, respectively.

Item 6.       Selected Financial Data


                            INDIANA GAS COMPANY, INC.
                            AND SUBSIDIARY COMPANIES
                                   (Thousands)

Year Ended September 30                                    1999           1998         1997(2)           1996           1995
-----------------------                                 ---------      ---------      ----------      ---------    -----------
Operating revenues                                       $419,061       $465,644        $530,407       $530,594       $403,810
Margin                                                    203,370        194,640         207,885        210,463        185,315
Operating expenses                                        156,820        148,389         178,874        156,910        139,127
Operating income                                           46,550         46,251          29,011         53,553         46,188
Other income - net                                            839            866           1,241            984          1,451
Interest expense                                           16,012         16,234          16,774         15,907         15,530
Net income                                              $  31,377      $  30,883       $  13,478      $  38,630      $  32,109

Ratio of earnings to fixed charges                            4.0            3.9             2.2            4.6            4.1

Common shareholder's equity                              $243,426       $240,349        $268,762       $281,534       $268,154
Long-term debt (1)                                        181,849        191,975         189,733        174,733        173,693
                                                        ---------      ---------       ---------      ---------      ---------
                                                         $425,275       $432,324        $458,495       $456,267       $441,847
                                                         --------       --------        --------       --------       --------

Total Assets at Year-End                                 $682,524       $642,940        $665,719       $672,907       $655,933

Total throughput                                          118,065        114,795         122,846        126,742        109,508

Annual heating degree days
    as a percent of normal                                     87%            86%            100%           108%            87%

Utility customers served -
    Average                                               500,203        488,771         477,235        465,166        454,817



(1)  Includes current maturities; excludes sinking fund requirements.

(2) Reflects the recording of pre-tax restructuring costs of $39.5 million in fiscal 1997 (see Item 8, Note 3).

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

              Results of Operations

              Net income for Indiana Gas Company, Inc. and subsidiaries (Indiana Gas or the company) for the last three fiscal years were as follows:

                    (Millions)          1999         1998        1997(1)
                    ----------         ------       ------       -------
                    Net Income          $31.4        $30.9         $13.1

              (1) Reflects restructuring costs of $24.5 million after-tax (see Growth Strategy and Corporate Restructuring).


              Margin (Operating Revenues Less Cost of Gas)

              In 1999, utility margin increased 4 percent ($8.7 million) when compared to 1998. The increase is primarily attributable to the addition of new residential and commercial customers, the lower cost of unaccounted for gas and a one-time sale of native gas. Weather for the year was 1 percent colder than the same period last year and 13 percent warmer than normal.

              In 1998, utility margin decreased 6 percent ($13.2 million) when compared to 1997. The decrease is primarily attributable to weather 14 percent warmer than the prior year and 14 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

              In 1999, total system throughput (combined sales and transportation) increased 3 percent (3.3 MMDth) when compared to last year. In 1998, throughput decreased 7 percent (8.1 MMDth) when compared to 1997. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

              Total average cost per dekatherm of gas purchased (average commodity and demand) was $3.01 in 1999, $3.65 in 1998 and $3.64 in 1997. The price changes are due primarily to changing commodity costs in the marketplace.

              Operating Expenses

              Operation and maintenance expenses increased $6.3 million in 1999 due in part to administrative and service fees paid to Indiana Gas' affiliate, IEI Services, LLC (IEI Services). Higher administrative service costs associated with the company's new customer information and work management systems and rental expense related to buildings previously owned also contributed to the increase. These increases were partially offset by the adjustment to the company's severance accrual.

              Operation and maintenance expenses increased approximately $4.6 million in 1998 when compared to 1997. The increase is due primarily to administrative and service fees paid to Indiana Gas' affiliate, IEI Services, LLC (IEI Services) related to assets now owned by IEI Services. IEI Services began providing support services to Indiana Gas effective October 1, 1997 (see resulting lower depreciation and amortization below). The increase was offset somewhat by lower labor costs and related benefits resulting from work force reductions.

              Restructuring costs of $39.5 million (pre-tax) were recorded in 1997 related to the implementation of Indiana Energy, Inc.'s new growth strategy during that year (see Growth Strategy and Corporate Restructuring).

              Depreciation and amortization increased in 1999 primarily due to additions to plant to serve new customers and to maintain dependable service to existing customers. Depreciation and amortization decreased in 1998 due primarily to the transfer of assets to IEI Services, and assets held for disposal which were written down to estimated fair values in 1997. The decrease was partially offset by additions to plant.

              Federal and state income taxes remained about the same in 1999 and increased in 1998 due primarily to changes in taxable income.

              Taxes other than income taxes increased in 1999 by approximately $1.0 million due to higher property tax expense, the result of additions to plant. Taxes other than income taxes decreased in 1998 due to lower property tax expense and reduced gross receipts tax expense.

              Interest Expense

              In 1999, interest expense was about the same as 1998. Interest expense decreased in 1998 due to a decrease in interest rates, partially offset by an increase in the average outstanding debt.

              Other Operating Matters


              Agreement to Merge with SIGCORP, Inc.

              On June 14, 1999, Indiana Energy and SIGCORP, Inc. (SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company named Vectren Corporation (Vectren). SIGCORP is an investor-owned energy and telecommunications company that through its subsidiaries provides electric and gas service to southwest Indiana and energy and telecommunication products and services throughout the Midwest and elsewhere.

              Under the agreement, Indiana Energy shareholders will receive one share of Vectren common stock for each share of Indiana Energy held at the closing date. SIGCORP shareholders will receive 1.333 shares of Vectren common stock for each share of SIGCORP held at the closing date. The transaction, which has been approved by the boards of directors of both companies, is intended to be accounted for as a pooling of interests. The transaction is also intended to be a tax-free exchange of shares.

              Indiana Gas Company, Inc. and Southern Indiana Gas and Electric Company, Inc., Indiana Energy's and SIGCORP's utility companies, will operate as subsidiaries of Vectren.

              The merger is conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. On December 17, 1999, the merger was approved by the shareholders of each company. On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued an order approving the proposed merger. In approving the merger, the FERC concluded that the merger was in the public interest and would not adversely affect competition, rates or regulation. The companies anticipate that the remaining regulatory processes can be completed in the first quarter of calendar 2000.

              Subsequent Acquisition Agreement

              On December 15, 1999, Indiana Energy Inc. announced that the board of directors had approved a definitive agreement under which Indiana Energy will acquire the natural gas distribution business of Dayton Power and Light Co., Inc. This acquisition, with a purchase price of $425 million, is expected to be funded with a bank facility which will be replaced over time with permanent financing. This transaction is conditioned upon the approval of several regulatory bodies. Management hopes to complete the transaction by the end of the second quarter of 2000.

              Growth Strategy and Corporate Restructuring

              In April 1997, the Board of Directors of Indiana Energy approved a growth strategy designed to support the company's transition into a more competitive environment. As part of the current growth strategy, Indiana Energy will endeavor to become a leading regional provider of energy products and services and to grow its consolidated earnings per share by an average of 10 percent annually through 2004. To achieve such earnings growth, Indiana Energy's aim is to grow the earnings contribution from non-regulated operations to over 35 percent of its total annual earnings by 2004 and to aggressively manage costs within its utility operations and non-regulated administrative services provider.

              During 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after-tax) for fiscal 1997 as described below.

              In July 1997, the company advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the involuntary terminations planned under the company's specific near-term employee reduction plan, which was scheduled for completion by the end of fiscal 1999. These costs include separation pay in accordance with Indiana Gas' severance policy of $3.9 million, and net curtailment losses related to these employees' postretirement and pension benefits. As a result of initial work force reductions during September 1997 and primarily attrition thereafter, most of the reductions contemplated during the two year period and accrued originally have been achieved. During the second quarter of fiscal 1999, the company reviewed its remaining accruals for costs associated with the involuntary work force reductions. Taking into consideration an unexpectedly high level of voluntary terminations, the company determined that no additional significant involuntary work force reductions were likely to occur. Prior to September 30, 1998, $2.2 million of involuntary termination benefits had been paid. As a result, the severance accrual and other operating expenses were reduced by $1.7 million during fiscal year 1999.

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

              The IURC's September 12, 1997, decision was appealed to the Indiana Court of Appeals by certain Petitioners, including the Indiana Office of Utility Consumer Counselor, the Citizens Action Coalition of Indiana and a small group of large-volume customers. On October 8, 1998, the Indiana Court of Appeals issued a decision which reversed and remanded the case to the IURC with instructions that the gas supply agreements be disapproved. The basis for the decision was that because the gas supply agreements provide for index based pricing of gas commodity sold by ProLiance to the utilities, the gas supply agreements should have been the subject of an application for approval of an alternative regulatory plan under Indiana statutory law.

              On April 22, 1999, the Indiana Supreme Court granted a petition for transfer of the case and will now consider the appeal of the IURC's decision and issue its own decision on the merits of the appeal at a later date. By granting transfer, the Supreme Court has vacated the Court of Appeals' decision.

              If the Supreme Court reverses the IURC's decision , the case will be remanded to the IURC for further proceedings regarding the public interest in the gas supply agreements. If the Supreme Court affirms the IURC's decision, as described above, the reasonableness of certain of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed by the IURC in the consolidated GCA proceeding. The existence of significant benefits to the utilities and their customers resulting from ProLiance's services has not been challenged on appeal. Indiana Gas and Citizens Gas are continuing to utilize ProLiance for their gas supplies.

              On or about August 11, 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand ("CID") from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas has provided all information requested and management continues to believe that there are no significant issues in this matter.

              While the results of the ProLiance issues mentioned above cannot be predicted, management does not expect these matters to have a material impact on Indiana Gas' financial position or results of operations. However, no assurance can be provided.

              The Year 2000 Issue

              Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This issue relates not only to information technology (IT), but also to non-IT related equipment and plant that may contain embedded date-sensitive microcontrollers or microchips.

              The company has identified what it believes are its most significant worst case Year 2000 scenarios for the purpose of helping it to focus its Year 2000 efforts. These scenarios are the interference with the company's ability to (1) receive and deliver gas to customers, (2) monitor gas pressure throughout the company's gas distribution system, (3) bill and receive payments from customers, and (4) maintain continuous operation of its computer systems. As discussed below, the company has taken the steps necessary to ensure that these worst case scenarios are addressed and any impact has been minimized.

              The company has evaluated the Year 2000 readiness of all IT hardware and software including the mainframe, network, servers, personal computers, system and application software and telecommunications. Almost all hardware was found to be in compliance as a result of projects conducted in 1997 and 1998. Replacements of major customer information and billing systems, which had already begun in 1997, were placed into service in January 1999. These new systems, driven by the need for additional functionality and business flexibility, are designed to be Year 2000 compliant and have been tested. Other maintenance and project activities conducted in 1998 and 1999 and activities scheduled for the remainder of 1999 have been initiated to bring the remaining software environment into compliance. The projects include replacements, upgrades and rewrites. The company's plan for IT items includes the following phases and timeline: (a) Assessment - completed in 1998, (b) Strategy - completed in 1998 and (c) Design, Implementation, Testing and Validation - in process and substantially completed as of September 30, 1999, and fully completed by October 31, 1999. The company has not found it necessary to postpone work on any other critical IT projects because of efforts to achieve Year 2000 compliance.

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

              The company has contacted its major vendors, suppliers and customers to gather information regarding the status of their Year 2000 compliance. Although compliance issues identified from these inquiries have been addressed, this process may not fully ensure these parties' Year 2000 compliance. Disruptions in the operations of these parties could have an adverse financial and operational effect on the company.

              The company has developed its contingency plan related to Year 2000 issues. This plan includes modifying the company's already existing plans for business resumption, information technology disaster recovery and gas supply contingencies, and considers, among other things, alternate recovery locations, backup power generation, adequate material supplies and personnel requirements. The company's contingency plan was filed with the IURC on September 30, 1999. This plan will be in place, tested and refined as needed by December 31, 1999.

              Total costs expected to be incurred by the company to remedy its Year 2000 issues were originally estimated at $1.5 million, which included costs to replace certain existing systems sooner than had been planned. At September 30, 1999, the company estimates that $.1 million remains to be expensed and that total expenditures for the remedy of Year 2000 issues will approximate the original estimate.

              Management believes that Year 2000 issues have been addressed on a schedule and in a manner that will prevent such issues from having a material impact on the company's financial position or results of operations. However, while the company has and will continue to manage its Year 2000 compliance plan, there can be no assurance that the company will be successful in identifying and addressing all material Year 2000 issues including those related to the company's vendors, suppliers and customers.

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

              Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage from three insurance carriers, with the trial scheduled for early 2000. As of September 30, 1999, Indiana Gas has recorded settlements from other insurance carriers in an aggregate amount of approximately $15.5 million. Subsequent to September 30, 1999, an agreement in principle has been reached with one of these insurers.

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

              For further information regarding the status of investigation and remediation of the sites and financial reporting, see Note 11 of the Notes to Consolidated Financial Statements.

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

              New Accounting Standards

              In fiscal 1999, the company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in annual and interim financial reports issued to shareholders. Indiana Gas has no reportable segments.

              In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and
              Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the effective date of SFAS 133. ProLiance utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. The standard will be effective for ProLiance in fiscal 2001. ProLiance has not yet quantified the impact of adopting this statement on its financial position or results of operations.

              Liquidity and Capital Resources

              Indiana Gas' capitalization objectives are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt. Indiana Gas' common equity component was 57 percent of its total capitalization at September 30, 1999.

              New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Total capital required to fund capital expenditures and refinancing requirements for 1998 and 1999, along with estimated amounts for 2000 through 2002, is as follows:



              Thousands                        1998         1999         2000         2001         2002
              ---------                       -----        -----        -----        -----        -----
              Capital expenditures         $ 57,000      $60,200      $57,700      $60,050      $60,500
              Refinancing requirements       93,000       10,000            -            -        3,000
                                           --------      -------      -------      -------      -------
                                           $150,000      $70,100      $57,700      $60,050      $63,500
                                           --------      -------      -------      -------      -------


              Indiana Gas' long-term goal is to internally fund at least 75 percent of its capital expenditure program. This has helped Indiana Gas maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa2 by Moody's Investors Service and AA- by Standard & Poor's Corporation. In 1999, 59 percent of Indiana Gas' capital expenditures were funded internally (i.e., from net income less dividends plus charges to net income not requiring funds). In 1998, 64 percent of capital expenditures were provided by funds generated internally. External funds required for the 1999 construction program were obtained primarily through short-term debt. Indiana Gas' ratio of earnings to fixed charges for 1999 was 4.0 (see Exhibit 12).

             In July 1999, Indiana Gas retired $10 million of 8.90% Notes.

             In July 1999, Indiana Gas filed a registration statement with the Securities and Exchange Commission which has become effective with respect to $100 million in debt securities. Indiana Gas expects to issue this debt pursuant to a medium-term note program, denominated as Series G. The net proceeds from the sale of these new debt securities will be used for general corporate purposes, including repayment of long-term debt and financing of Indiana Gas' continuing construction program.

              On October 5, 1999, Indiana Gas issued $30,000,000 in principal amount of Series G Medium Term Notes bearing interest at 7.08% with a maturity date of October 5, 2029.

             Provisions under which certain of Indiana Gas' Series E, Series F and Series G Medium-Term Notes were issued entitle the holders of $137 million of these notes to put the debt back to Indiana Gas at face value at certain specified dates before maturity beginning in 2000. Long-term debt subject to the put provisions during the four years following 1999 totals $20.0 million.

             Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery service and capital expenditures until permanently financed. Short-term borrowings tend to be greatest during the heating season when accounts receivable and unbilled utility revenues are at their highest. Indiana Gas' commercial paper is rated P-1 by Moody's and A-1+ by Standard & Poor's. Prior to March 1999, bank lines of credit had been the primary source of short-term financing. Effective in March 1999, Indiana Gas implemented a $100 million commercial paper program.

             Forward-Looking Information

             A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of
             1995).  The  Reform  Act of 1995  was  adopted  to  encourage  such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to, Indiana Energy's earnings growth strategy, Indiana Energy's merger with SIGCORP and the formation of Vectren, ProLiance and Year 2000 issues, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing the words "aim," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Indiana Energy's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

             Legal and regulatory delays and other obstacles associated with mergers, acquisitions and investments in joint ventures such as the ProLiance judicial and administrative proceedings, the formation of Vectren, and the acquisition of the gas distribution business of Dayton Power & Light Co, Inc.

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

             The inability of the company and its vendors, suppliers and customers to achieve Year 2000 readiness.

             Indiana Energy, Inc. and its subsidiaries undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.


Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

             Indiana Gas' (the company's) debt portfolio contains a substantial amount of fixed-rate long-term debt and, therefore, does not expose the company to the risk of material earnings or cash flow loss due to changes in market interest rates. At September 30, 1999, the company was not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.

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


             /s/ Niel C. Ellerbrook
             Niel C. Ellerbrook
             President

             Report of Independent Public Accountants

             To the  Shareholders and Board of Directors of Indiana Gas Company,
             Inc.:

             We have audited the accompanying consolidated balance sheets and schedules of long-term debt of Indiana Gas Company, Inc. (an Indiana corporation and wholly owned subsidiary of Indiana Energy, Inc.) and subsidiary companies as of September 30, 1999, and 1998, and the related consolidated statements of income, common shareholder's equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Gas Company, Inc. and subsidiary companies, as of September 30, 1999, and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.


             /s/ Arthur Andersen LLP
             Arthur Andersen LLP
             Indianapolis, Indiana
             October 29, 1999

                            INDIANA GAS COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Thousands)


                                                Year Ended September 30
                                            1999         1998         1997


OPERATING REVENUES                        $419,061     $465,644     $530,407
COST OF GAS (See Note 1)                   215,691      271,004      322,522
                                          --------     --------     --------
MARGIN                                     203,370      194,640      207,885
                                          --------     --------     --------

OPERATING EXPENSES
     Operation and maintenance              90,411       84,168       79,567
     Restructuring costs (See Note 3)           --           --       39,531
     Depreciation and amortization          34,026       32,353       35,054
     Income taxes                           16,967       17,449        7,852
     Taxes other than income taxes          15,416       14,419       16,870
                                          --------     --------     --------
                                           156,820      148,389      178,874
                                          --------     --------     --------

OPERATING INCOME                            46,550       46,251       29,011

OTHER INCOME - NET                             839          866        1,241
                                          --------     --------     --------

INCOME BEFORE INTEREST EXPENSE              47,389       47,117       30,252

INTEREST EXPENSE                            16,012       16,234       16,774
                                          --------     --------     --------

NET INCOME                                $ 31,377     $ 30,883     $ 13,478
                                          ========     ========     ========


        The accompanying notes are an integral part of these statements.

                            INDIANA GAS COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)

                                                                            Years Ended September 30
                                                                      ------------------------------------
                                                                        1999          1998          1997
                                                                      --------      --------      --------

CASH FLOWS FROM OPERATIONS                                            $ 31,377      $ 30,883      $ 13,478
                                                                      --------      --------      --------
    Net Income

    Adjustments to reconcile net income to cash
       provided from operating activities -
          Non cash restructuring costs                                      --            --        32,838
          Depreciation and amortization                                 34,114        32,540        35,241
          Deferred income taxes                                           (480)        1,591       (12,618)
          Investment tax credit                                           (930)         (930)         (930)
          Gain on sale of assets                                            --        (1,219)           --
                                                                      --------      --------      --------
                                                                        32,704        31,982        54,531

       Changes in assets and liabilities
          Receivables - net                                             (2,240)       11,552       (10,524)
          Inventories                                                    9,899          (272)       24,026
          Accounts payable, customer deposits
                 advance payments, current liabilities                   8,267       (30,439)       (4,519)
          Accrued taxes and interest                                     7,447        (5,042)        4,528
          Recoverable / refundable gas costs                               462        16,573        (3,133)
          Prepaid gas delivery service                                 (25,810)           --            --
          Accrued postretirement benefits other than pension             2,699         2,131         8,134
          Other - net                                                   (1,850)        2,760           900
                                                                      --------      --------      --------

          Total adjustments                                             31,578        29,245        73,943
                                                                      --------      --------      --------

          Net cash flows from operations                                62,955        60,128        87,421
                                                                      --------      --------      --------

CASH FLOWS FROM (REQUIRED FOR) FINANCING OPERATIONS
       Sale of long term debt                                               --        95,000        15,000
       Reduction in long term debt                                     (10,126)      (92,758)           --
       Net change in short term borrowings                              34,916        13,705        (4,236)
       Dividends on common stock                                       (28,300)      (27,250)      (26,250)
                                                                      --------      --------      --------

          Net cash flows from (required for) financing operations       (3,510)      (11,303)      (15,486)
                                                                      --------      --------      --------

CASH FLOWS FROM (REQUIRED FOR) INVESTING ACTIVITIES
       Capital expenditures                                            (60,173)      (57,335)      (71,907)
       Proceeds from sale of assets                                         --         9,204            --
                                                                      --------      --------      --------

          Net cash flows from (required for) investing activities      (60,173)      (48,131)      (71,907)
                                                                      --------      --------      --------

NET INCREASE (DECREASE) IN CASH                                           (728)          694            28

CASH AND CASH EQUIVALENTS AT BEGINNING OF
       PERIOD                                                              742            48            20
                                                                      --------      --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     14      $    742      $     48
                                                                      --------      --------      --------


     The accompanying notes are an integral part of these statements.

                            INDIANA GAS COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (Thousands)



                                                             Years Ended September 30
                                                             ------------------------
                                                                1999         1998
                                                              --------     --------
UTILITY PLANT
  Original Cost                                               $990,780     $937,977
  Less - accumulated depreciation and amortization             398,912      370,872
                                                              --------     --------
                                                               591,868      567,105
                                                              --------     --------

CURRENT ASSETS
  Cash and cash equivalents                                         14          742
  Accounts receivable less reserves of $733 and
      $900, respectively                                        17,716       22,358
  Accrued unbilled revenue                                       8,136        6,453
  Liquefied petroleum gas at average cost                          810          883
  Gas in underground storage - at last in, first out cost        9,501       19,373
  Prepaid gas delivery services                                 25,810           --
  Prepayments and other                                         11,815        8,333
                                                              --------     --------
                                                                73,802       58,142
                                                              --------     --------

DEFERRED CHARGES AND OTHER ASSETS
  Unamortized debt discount and expense                         11,954       12,874
  Regulatory income tax asset                                    2,741        1,778
  Other                                                          2,159        3,041
                                                              --------     --------
                                                                16,854       17,693
                                                              --------     --------

                                                              $682,524     $642,940
                                                              ========     ========





        The accompanying notes are an integral part of these statements.

                            INDIANA GAS COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                      SHAREHOLDER'S EQUITY AND LIABILITIES
                                   (Thousands)

                                                                 Year Ended September 30
                                                                    1999         1998
                                                                  --------     --------
CAPITALIZATION
   Common stock and paid-in capital                               $142,995     $142,995
   Retained earnings                                               100,431       97,354
                                                                  --------     --------
        Total common shareholder's equity                          243,426      240,349
   Long term debt                                                  181,849      181,975
                                                                  --------     --------
                                                                   425,275      422,324
                                                                  --------     --------

CURRENT LIABILITIES
   Maturities and sinking fund requirements of long term debt           --       10,000
   Commercial paper / Notes payable                                 68,621       33,705
   Accounts Payable                                                 33,081       24,060
   Refundable gas costs                                             11,192       10,730
   Customer deposits and advance payments                           14,713       19,229
   Accrued taxes                                                    12,471        4,469
   Accrued interest                                                  1,173        1,728
   Other current liabilities                                        13,398       14,835
                                                                  --------     --------
                                                                   154,649      118,756
                                                                  --------     --------

DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred income taxes                                            60,931       60,448
   Accrued postretirement benefits other than pensions              27,868       25,169
   Unamortized investment tax credits                                8,383        9,313
   Other                                                             5,418        6,930
                                                                  --------     --------
                                                                   102,600      101,860
                                                                  --------     --------

                                                                  $682,524     $642,940
                                                                  ========     ========


     The accompanying notes are an integral part of these statements.

                            INDIANA GAS COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                                   (Thousands)



                                                             COMMON STOCK AND
                                                             PAID-IN CAPITAL                           RETAINED
                                                             SHARES                AMOUNT              EARNINGS      TOTAL
                                                             ---------------------------------------------------------------------
Balance at September 30, 1996                                  9,080,770         $    142,995       $    138,539     $    281,534

Net income                                                                                                13,478           13,478

Common stock dividends ($2.89 per share)                                                                (26,250)         (26,250)
                                                             ---------------------------------------------------------------------

Balance at September 30, 1997                                  9,080,770              142,995            125,767          268,762

Net income                                                                                                30,883           30,883

Common stock dividends ($3.00 per share)                                                                (27,250)         (27,250)

Noncash dividend                                                                                        (32,046)         (32,046)
                                                             ---------------------------------------------------------------------

Balance at September 30, 1998                                  9,080,770              142,995             97,354          240,349

Net income                                                                                                31,377           31,377

Common stock dividends ($3.12 per share)                                                                (28,300)         (28,300)
                                                             ---------------------------------------------------------------------

Balance at September 30, 1999                                  9,080,770         $    142,995       $    100,431     $    243,426


        The accompanying notes are an integral part of these statements.

               INDIANA GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENTS OF LONG-TERM DEBT
                                 (In Thousands)


                                                       September 30
                                                    1999         1998
                                                  --------    ---------
Unsecured Notes Payable - Utility

          8.90%    due    July15,1999                    -       10,000
6.69%, Series E    due    June 10, 2013              5,000        5,000
7.15%, Series E    due    March 15, 2015             5,000        5,000
6.69%, Series E    due    December 21, 2015          5,000        5,000
6.69%, Series E    due    December 29, 2015         10,000       10,000
9 3/8%             due    January 15, 2021          25,000       25,000
9 1/8%, Series A   due    February 15, 2021          7,000        7,000
6.31%, Series E    due    June 10, 2025              5,000        5,000
6.53%, Series E    due    June 27, 2025             10,000       10,000
6.42%, Series E    due    July 7, 2027               5,000        5,000
6.68%, Series E    due    July 7, 2027               3,500        3,500
6.54%  Series E    due    July 9, 2007               6,500        6,500
6.36% Series F     due    December 6, 2004          15,000       15,000
6.34% Series F     due    December 10, 2027         20,000       20,000
5.75% Series F     due    January 15, 2003          15,000       15,000
6.75% Series F     due    March 15, 2028            14,849       14,975
6.36% Series F     due    May 1, 2028               10,000       10,000
6.55% Series F     due    June 30, 2028             20,000       20,000
                                                  --------    ---------
                                                  $181,849    $ 191,975

The accompanying notes are an integral part of these statements.

             Notes to Consolidated Financial Statements

             1.  Summary of Significant Accounting Practices

             A.  Consolidation

             Indiana Gas Company, Inc. and its subsidiaries (Indiana Gas or the company) provide natural gas and transportation services to a diversified base of customers in 284 communities in 48 of Indiana's 92 counties.

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

             Provisions for depreciation of utility property are determined by applying straight-line rates to the original cost of the various classifications of property. The average depreciation rate was 4.3 percent for 1999, 3.9 percent for 1998, and 4.1 percent for 1997.

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

             D.  Cash Flow Information

             For the purposes of the Consolidated Statements of Cash Flows, the company considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

             Thousands                                              1999           1998            1997
             ---------                                             -----          -----           -----
             Interest (net of amount capitalized)               $ 14,518       $ 15,341        $ 15,129
             Income taxes                                       $ 16,104       $ 20,391        $ 19,142


             E.  Revenues

             To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

             F.  Gas in Underground Storage

             Gas in underground storage at September 30, 1999, was $9.5 million compared to $19.4 million at September 30, 1998. This decrease is the result of the replacement of contract storage with increased delivery services.

             Based on the average cost of purchased gas during September 1999, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at September 30, 1999, by approximately $4.5 million.

             G.  Refundable or Recoverable Gas Cost

             The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred and are being recovered or refunded in accordance with procedures approved by the IURC.

             H.  Allowance For Funds Used During Construction

             An allowance for funds used during construction (AFUDC), which represents the cost of borrowed and equity funds used for construction purposes, is charged to construction work in progress during the period of construction and included in "Other - net" on the Consolidated Statements of Income. An annual AFUDC rate of 6.0 percent was used for 1999 and 1998, while an annual rate of 7.5 percent was used for 1997.

             The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

             Thousands                     1999          1998         1997
             ---------                    -----         -----        -----
             AFUDC - borrowed funds       $ 307         $ 448      $   596
             AFUDC - equity funds           376           371          487
                                           ----          ----       ------
             Total AFUDC capitalized      $ 683         $ 819       $1,083
                                          -----         -----       ------

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

             Regulatory Assets                                    1999        1998
             -----------------                                   -----       -----
             Postretirement benefits other than pensions         $ 891    $  2,688
             Unamortized debt discount and expense              10,639      11,388
             Amounts due from customers - income taxes, net      2,741       1,778
             Deferred acquisition costs                            655         677
                                                                  ----        ----
                                                               $14,926     $16,531
                                                               -------     -------

             Regulatory Liabilities
             Refundable Gas Costs                              $11,192     $10,730
                                                               -------     -------

             Of the above September 30, 1999 balances, $3.4 million is earning a return, which is comprised of Amounts due from customers - income taxes, net and Deferred acquisition costs.

             The remaining net assets of $0.3 million, while consisting of items included in rates but not earning a return, are being recovered over varying periods. Postretirement benefits other than pensions will be fully recovered over less than one year. Unamortized debt discount and expense will be recovered as discussed in Note 1C. Refundable gas costs will be refunded as discussed in Note 1G.

             It is Indiana Gas' policy to continually assess the recoverability of costs recognized as regulatory assets and the ability to continue to account for its activities in accordance with SFAS 71, based on the criteria set forth in SFAS 71. Based on current regulation, Indiana Gas believes such accounting is appropriate. If all or part of Indiana Gas' operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities would be required. In addition, Indiana Gas would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

             K.  Reclassifications

             Certain reclassifications have been made in the company's financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

             2. Agreement to Merge with SIGCORP, Inc.

             On June 14, 1999, Indiana Energy and SIGCORP, Inc. (SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company named Vectren Corporation (Vectren). SIGCORP is an investor-owned energy and telecommunications company that through its subsidiaries provides electric and gas service to southwest Indiana and energy and telecommunication products and services throughout the Midwest and elsewhere.

             Under the agreement, Indiana Energy shareholders will receive one share of Vectren common stock for each share of Indiana Energy held at the closing date. SIGCORP shareholders will receive 1.333 shares of Vectren common stock for each share of SIGCORP held at the closing date. The transaction, which has been approved by the boards of directors of both companies, is intended to be accounted for as a pooling of interests. The transaction is also intended to be a tax-free exchange of shares.

             Indiana Gas Company, Inc. and Southern Indiana Gas and Electric Company, Indiana Energy's and SIGCORP's utility companies, will operate as subsidiaries of Vectren.

             The merger is conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. The companies anticipate that the regulatory processes can be completed in the first quarter of calendar 2000. Transaction and related costs incurred through September 30, 1999 were $2.7 million and have been deferred.


             3. Corporate Restructuring

             In April 1997, the Board of Directors of Indiana Energy approved a growth strategy designed to support the company's transition into a more competitive environment.

             During 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after-tax) for fiscal 1997 as described below.

             In July 1997, the company advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the involuntary terminations planned under the company's specific near-term employee reduction plan, which was scheduled for completion by the end of fiscal 1999. These costs include separation pay in accordance with Indiana Gas' severance policy of $3.9 million, and net curtailment losses related to these employees' postretirement and pension benefits. As a result of initial work force reductions during September 1997 and primarily attrition thereafter, most of the reductions contemplated during the two year period and accrued originally have been achieved. During the second quarter of fiscal 1999, the company reviewed its remaining accruals for costs associated with the involuntary work force reductions. Taking into consideration an unexpectedly high level of voluntary terminations, the company determined that no additional significant involuntary work force reductions were likely to occur. Prior to September 30, 1998, $2.2 million of involuntary termination benefits had been paid. As a result, the severance accrual and other operating expenses were reduced by $1.7 million during fiscal year 1999.

             Indiana Gas' management also committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. These assets have been sold or are no longer in use.

             4.  Short-Term Borrowings

             Effective in March 1999, Indiana Gas implemented a $100 million commercial paper program. Indiana Gas' commercial paper is priced to the public at a rate determined by current money market conditions. At September 30, 1999 Indiana Gas had approximately $68.6 million outstanding.

             In addition to Indiana Gas' $100 million committed facility for its commercial paper program, Indiana Gas and Capital Corp. have an aggregate $20 million line of credit. At September 30, 1999, Indiana Gas had no outstanding bank loans. These lines are renewable annually. Indiana Gas and Capital Corp. compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees that are mutually agreeable. Notes payable to banks bore interest at rates negotiated with the banks at the time of borrowing. Indiana Gas' Board of Directors has authorized short-term borrowings of up to $150 million.

             Commercial paper and bank loans outstanding during the reported periods were as follows:


             Thousands                                                          1999(1)          1998(2)         1997(2)
             ---------                                                         --------         --------        --------
             Outstanding at year end                                           $ 68,621         $ 33,705        $ 20,000
             Weighted average interest rates at year end                           5.4%             5.6%            5.7%
             Weighted average interest rates during the year                       5.3%             5.7%            5.5%
             Weighted average total outstanding during the year                $ 32,239         $ 32,293        $ 28,959
             Maximum total outstanding during the year                         $ 68,621         $ 90,900        $ 89,725


             (1)  Commercial paper
             (2)  Bank loans

             5.  Long-Term Debt

             In July 1999, Indiana Gas retired $10 million of 8.90% Notes.

             In July 1999, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to $100 million in debt securities. Indiana Gas expects to issue this debt pursuant to a medium term note program, denominated as Series G. The net proceeds from the sale of these new debt securities will be used for general corporate purposes, including repayment of long term debt and financing of Indiana Gas' continuing construction program.

             On October 5, 1999, Indiana Gas issued $30 million in principal amount of Series G Medium Term Notes bearing interest at the per annum rate of 7.08% with a maturity date of October 5, 2029.

             Consolidated maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 1999 are (in millions) $3.25 in 2002, $18.25 in 2003 and $3.25 in 2004.

             Provisions under which certain of Indiana Gas' Series E, Series F and Series G Medium Term Notes were issued entitle the holders of $137 million of these notes to put the debt back to Indiana Gas at face value at certain specified dates before maturity beginning in 2000. Long-term debt (in millions) subject to the put provisions during the five years following 1999 totals $5.0 in 2000, $11.5 in 2002 and $3.5 in 2004.

             6.  Fair Value of Financial Instruments

             The estimated fair values of the company's financial instruments were as follows:



                                                         September 30, 1999              September 30, 1998
                                                         -------------------            -------------------
                                                     Carrying           Fair         Carrying        Fair
             Thousands                                 Amount          Value           Amount        Value
             ---------                                 ------         -------         -------       ------
             Cash and cash equivalents               $     14        $     14       $     742      $     742
             Notes payable                          $  68,621       $  68,621       $  33,705      $  33,705
             Long-term debt (includes
               amounts due within one year)          $181,849        $174,358        $191,975       $208,870


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

             Indiana Gas has 4 million shares of authorized and unissued preferred stock.

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

             Net periodic benefit cost, excluding the 1997 curtailment loss related to the postretirement health care and life insurance plans, consisted of the following components:

                                                                         Pension Benefits                         Other Benefits
             Thousands                                       1999          1998        1997        1999        1998         1997
             ---------                                      ------        ------      ------      ------      ------       -----
             Service cost                                 $ 1,617       $ 1,133      $1,268       $ 738      $   608      $   770
             Interest cost                                  4,887         4,504       4,847       3,098        3,075        3,311
             Expected return
               on plan assets                              (7,310)       (6,393)     (6,606)          -            -            -
             Amortization of
               transition
               obligation (asset)                            (316)         (316)       (309)      1,955        1,955        2,280
             Amortization of
               loss (gain)
               and other                                      108           (19)        884        (149)       1,354        1,397
                                                             ----        ------        ----       -----       ------       ------
             Net periodic
               benefit cost                               $(1,014)      $(1,091)    $    84      $5,642       $6,992       $7,758
                                                          -------       -------     -------      ------       ------       ------


             A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in the company's statement of financial position follows:


                                                                   Pension Benefits                         Other Benefits
             Thousands                                       1999              1998                  1999             1998
             ---------                                      ------            ------                ------           -----
             Benefit obligation at
               beginning of year                          $76,708           $65,977               $47,501         $ 42,883
             Service cost                                   1,617             1,133                   738              608
             Interest cost                                  4,887             4,504                 3,098            3,075
             Actuarial loss
               (gain) and other                            (9,216)            9,553                (5,373)           3,998
             Benefits paid                                 (4,715)           (4,460)               (2,944)          (3,064)
                                                          -------           -------               -------          -------
             Benefit obligation at
               the end of the year                         69,281            76,707                43,020           47,500
                                                          -------           -------               -------          -------

             Fair value of plan assets
               at beginning of year                        97,628            87,801                     -                -
             Actual return on plan assets                   8,179            14,194                     -                -
             Employer contributions                           119                93                 2,944            3,064
             Benefits paid                                 (4,715)           (4,460)               (2,944)          (3,064)
                                                          -------           -------               -------          -------
             Fair value of plan assets
               at end of year                             101,211            97,628                     -                -
                                                          -------           -------                    --               --

             Funded status                                 31,930            20,921               (43,020)         (47,500)
             Unrecognized prior service cost                  374             3,602                     -                -
             Unrecognized net obligation
               (assets) from transition                      (882)           (1,198)               27,375           29,330
             Unrecognized net (gain)
               loss and other                             (25,965)          (19,371)              (12,224)          (6,999)
                                                         --------          --------               -------          -------
             Prepaid (accrued) benefit cost
               at end of year                             $ 5,457          $  3,954              $(27,869)        $(25,169)
                                                          -------          --------              --------         --------


             The aggregate benefit obligation and aggregate fair value of plan assets for pension plans with benefit obligations in excess of plan assets were, in thousands, $5,518 and $0, respectively as of September 30, 1999, and $5,503 and $0, respectively as of September 30, 1998.

             Weighted-average assumptions used in the accounting for these plans were as follows:

                                                    Pension Benefits                      Other Benefits
             Thousands                      1999                1998                 1999                1998
             ---------                     ------              ------               ------              -----
             Discount rate                  7.50%               6.75%                7.50%               6.75%
             Expected return
                on plan assets              9.00%               9.00%                  n/a                 n/a
             Rate of compensation
                increase                    5.00%          5% to 5.5%                  n/a                 n/a
             CPI rate                         n/a                 n/a                3.50%               3.50%


             The assumed health care cost trend rate for medical gross eligible charges used in measuring the postretirement benefit obligation for the health care plan as of September 30, 1999, was 6.5 percent for fiscal 2000. This rate is assumed to decrease gradually through fiscal 2004 to 5.0 percent and remain at that level thereafter.

             A 1 percent change in the assumed health care cost trend rates for the company's postretirement health care plan would have the following effects:

             Thousands                                     1% Increase          1% Decrease
             ---------                                     -----------          -----------
             Effect on the aggregate of the service
                and interest cost components                  $     70              $  (63)

             Effect on the postretirement
                benefit obligation                               $ 775               $(701)


             The  company  also   participates  in  Indiana   Energy's   defined
             contribution retirement savings plan which is qualified under sections 401(a) and 401(k) of the Internal Revenue Code. During 1999, 1998 and 1997, the company made contributions, in millions, to this plan of $1.2, $1.8 and $2.4, respectively.

             9.  Commitments

             Estimated capital expenditures for 2000 are $58 million. Lease commitments, in millions, are $1.9 in 2000, $1.1 in 2001, $1.1 in 2002, $1.1 in 2003, $1.0 in 2004 and $3.7 in total for all later years. There are no leases that extend beyond 2036. Indiana Gas has storage and supply contracts that extend up to 6 years. Total lease expense was $2.2 in 1999, $1.0 in 1998 and $2.2 in 1997.

             10.  Income Taxes

             Indiana Energy, Inc. and subsidiary companies file a consolidated federal income tax return. Indiana Gas' current and deferred tax expense is computed on a separate company basis. The components of consolidated income tax expense for Indiana Gas, including amounts in "Other Income - Net" on the Consolidated Statements of Income, were as follows:

             Thousands                                              1999             1998           1997
             ---------                                              -----            -----          -----
             Current:
                Federal                                            $15,721          $14,585        $17,817
                State                                                2,656            2,203          2,878
                                                                    ------            -----         ------
                                                                    18,377           16,788         20,695
                                                                   -------          -------        -------
             Deferred:
                Federal                                               (477)           1,435        (11,678)
                State                                                   (3)             156           (940)
                                                                       ---             ----      ---------
                                                                      (480)           1,591        (12,618)
                                                                   -------           ------        -------
             Amortization of investment tax credits                   (930)            (930)          (930)
                                                                   -------          -------        -------
             Consolidated income tax expense                       $16,967          $17,449        $ 7,147
                                                                   -------          -------        -------


             The recording of  restructuring  costs of $39.5 million in 1997 had
             the  effect  of   decreasing   deferred   income  tax   expense  by
             approximately $15.0 million.

             Effective  income tax rates were 35.08  percent,  36.18 percent and
             34.65 percent of pretax income for 1999, 1998 and 1997, respectively. This compares with a combined federal and state income tax statutory rate of 37.93 percent for all years reported. Individual components of these rate differences were not significant except investment tax credit which amounted to (1.9%) in 1999, (1.9%) in 1998 and (4.5%) in 1997.

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

             Significant components of Indiana Gas' net deferred tax liability as of September 30, 1999, and 1998, are as follows:

             Thousands                                                 1999             1998
             ---------                                                -----            -----
             Deferred tax liabilities:
                Accelerated depreciation                          $ 51,988         $ 50,775
                Property basis differences                           6,713            6,435
                Acquisition adjustment                               5,908            6,097
                Other                                               (3,285)          (6,792)
             Deferred tax assets:
                Deferred investment tax credit                      (3,180)          (3,533)
                Regulatory income tax asset
                    (liability)                                      1,039              674
             Less deferred income taxes related
                to current assets and liabilities                    1,748            6,792
                                                                    ------           ------
             Balance as of September 30                           $ 60,931         $ 60,448
                                                                  --------         --------


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

             Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Based upon the site work completed to date, Indiana Gas believes that a level of contamination that may require some level of remedial activity may be present at a number of the sites. Removal activities have been conducted at several sites and a remedial investigation/feasibility study (RI/FS) has been completed at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management (IDEM), with a Record of Decision (ROD) expected to be issued by IDEM by the end of calendar year 1999. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to IDEM's Voluntary Remediation Program (VRP) and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

             Based upon the work performed to date, Indiana Gas has accrued investigation, remediation, groundwater monitoring and related costs for the sites. Estimated costs of certain remedial actions that may likely be required have also been accrued. Costs associated with environmental remedial activities are accrued when such costs are probable and reasonably estimable. Indiana Gas does not believe it can provide an estimate of the reasonably possible total remediation costs for any site prior to completion of an RI/FS and the development of some sense of the timing for implementation of the site specific remedial alternative, to the extent such remediation is required. Accordingly, the total costs which may be incurred in connection with the remediation of all sites, to the extent remediation is necessary, cannot be determined at this time.

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

             Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage from three insurance carriers, with the trial scheduled for early 2000. As of September 30, 1999, Indiana Gas has recorded settlements from other insurance carriers in an aggregate amount of approximately $15.5 million.
             Subsequent to September 30, 1999, an agreement in principle has been reached with one of these insurers.

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

             12.  Affiliate Transactions

             ProLiance Energy, LLC (ProLiance), a non-regulated marketing affiliate of Indiana Energy, began providing natural gas supply and related services to Indiana Gas effective April 1, 1996. Indiana Gas' purchases from ProLiance for resale and for injections into storage for 1999, 1998 and 1997 totaled $231.9 million, $269.2 million and $306.1 million, respectively.

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

             On or about August 11, 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand ("CID") from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas and ProLiance have provided all information requested and management continues to believe that there are no significant issues in this matter.

             While the results of the ProLiance issues mentioned above cannot be predicted, management does not expect these matters to have a material impact on Indiana Gas' financial position or results of operations. However, no assurance can be provided.

             CIGMA, LLC, owned jointly and equally by IGC Energy, Inc., an indirect wholly owned subsidiary of Indiana Energy, and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas, provides materials acquisition and related services that are used by Indiana Gas. Indiana Gas' purchases of these services during 1999 and 1998 totaled $16.9 million and $15.6 million, respectively.

             IEI Services, a wholly owned subsidiary of Indiana Energy, provides information technology, financial, human resources, building and fleet services. Amounts billed by IEI Services to Indiana Gas for 1999 and 1998 were $30.4 million and $26.7 million, respectively.

             Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

             Amounts owed to affiliates totaled $20.0 million and $15.0 million at September 30, 1999 and 1998, respectively, and are included in Accounts Payable on the Consolidated Balance Sheets.

             Amounts due from affiliates totaled $1.0 million and $5.4 million at September 30, 1999 and 1998, respectively, and are included in Accounts Receivable on the Consolidated Balance Sheets.

             13.  New Accounting Standards

             For fiscal 1999, the company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in annual and interim financial reports issued to shareholders. Indiana Gas has no reportable segments.

             In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the effective date of SFAS 133. ProLiance utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. SFAS 133 is now effective for ProLiance in fiscal 2001. ProLiance has not yet quantified the impact of adopting this statement on its financial position or results of operations.

             14.  Summarized Financial Data (Unaudited)

             Summarized quarterly financial data (in thousands of dollars) for 1999 and 1998 are as follows:

             1999: THREE MONTHS ENDED      DEC. 31        MAR. 31        JUNE 30       SEP. 30
             ------------------------      -------        -------        -------       -------
             Operating revenues           $124,947       $161,484        $72,131       $60,499
             Operating income (loss)        16,577         27,876          4,183        (2,086)
             Net income (loss)              12,531         23,998            639        (5,791)

             1998: THREE MONTHS ENDED      DEC. 31        MAR. 31        JUNE 30       SEP. 30
             ------------------------      -------        -------        -------       -------
             Operating revenues           $170,132       $163,131     $70,560          $61,821
             Operating income (loss)        20,828         23,427          3,929        (1,933)
             Net income (loss)              16,589         19,258            321        (5,285)


             Note: Because of the seasonal factors that significantly affect the companies' operations, the results of operations for interim periods within fiscal years are not comparable.

Item 9.       Changes in and Disagreements with Accountants

              None.


Part III

Item 10.      Directors and Executive Officers of the Registrant

              Except for the list of the executive officers, which can be found in Part I, Item 4(a) of this report, the information required to be shown in this part for Item 10, Directors and Executive Officers of the Registrant is incorporated by reference here from the Form 10-K of the registrant's parent company, Indiana Energy, Inc. for the fiscal year ended September 30, 1999 (the 1999 10-K). That statement was prepared and filed electronically with the Securities and Exchange Commission on December 29, 1999. The information is included in Item 10 of the 1999 10-K and attached as Exhibit 99.


Item 11.      Executive Compensation

              The information required to be shown in this part for Item 11, Executive Compensation, is incorporated by reference here from the Form 10-K report of the registrant's parent company, Indiana Energy, Inc. That report was prepared and filed electronically with the Securities and Exchange Commission on December 29, 1999. The information is included in Item 11 of the 1999 10-K and attached as Exhibit 99.


              Contained in the Indiana Energy Form 10-K, Summary Compensation Table, Column C and Column D, Salary Amounts and Bonus Amounts, are some compensation dollars which are allocated to subsidiaries of Indiana Energy other than Indiana Gas. The named executives received the following compensation, including Bonus, for the years ended September 30, 1999, 1998 and 1997, as it relates to only Indiana Gas.

                                          1999           1998           1997
                                        --------       --------       --------
              Lawrence A. Ferger        $550,990       $588,101       $575,144
              Paul T. Baker              389,240        383,881        362,671
              Niel C. Ellerbrook         353,783        277,569        291,194
              Anthony E. Ard             204,418        196,858        207,087
              Timothy M. Hewitt          207,007        196,947        187,487


Item 12.      Securities Ownership of Certain Beneficial Owners and Management

              The information required to be shown in this part for Item 12, Securities Ownership of Certain Beneficial Owners and Management, is incorporated by reference here from the 1999 10-K of the registrant's parent company, Indiana Energy, Inc. That statement was prepared and filed electronically with the Securities and Exchange Commission on December 29, 1999. The information is included in Item 12 of the 1999 10-K and attached as Exhibit 99.


Item 13.      Certain Relationships and Related Transactions

              The information required to be shown in this part for Item 13, Certain Relationships and Related Transactions is incorporated by reference here from the 1999 10-K of Indiana Energy, Inc. That statement was prepared and filed electronically with the
              Securities and Exchange Commission on December 29, 1999. The information is included in Item 13 of the 1999 10-K and attached as Exhibit 99.



Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

              The following documents are filed as part of this report:

     (a)-1    Financial Statements

                                                                Location in 10-K

              Report of Independent Public Accountants              Item 8

              Consolidated Statements of Income - 1999,
              1998 and 1997                                         Item 8

              Consolidated Statements of Cash Flows - 1999,
              1998 and 1997                                         Item 8

              Consolidated Balance Sheets at September 30,
              1999 and 1998                                         Item 8

              Consolidated Statements of Common Shareholder's
              Equity - 1999, 1998 and 1997                          Item 8

              Consolidated Schedules of Long-Term Debt
              as of September 30, 1999 and 1998                     Item 8

              Notes to Financial Statements                         Item 8


     (a)-2    Financial Statement Schedules

              Report of Independent Public Accountants on Schedules

              Schedule II.      Valuation and Qualifying
                                Accounts - 1999, 1998 and 1997

     (a)-3    Exhibits

              See Exhibit Index

     (b)      Reports on Form 8-K

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

                                      Item 5.   Other Events

                                      Item 7.   Exhibits

                                             99      Financial Analyst Report -
                                                     Third Quarter 1999


              On August 17, 1999, Indiana Gas filed a Current Report on Form 8-K with respect to the filing of an Officers' Certificate, dated August 13, 1999, distribution Agreement dated August 13, 1999, and unqualified legal opinion, dated August 13, 1999, with respect to the Indiana Gas Company, Inc. Medium-Term Note Program effective July 28, 1999. Items reported include:

                                      Item 5.   Other Events

                                      Item 7.   Exhibits

                                             1    Distribution Agreement, dated
                                                  August 13, 1999, between
                                                  Indiana Gas Company, Inc. and
                                                  Merrill Lynch & Co., Merrill
                                                  Lynch, Pierce, Febber & Smith
                                                  Incorporated.

                                             4    Officers' Certificate, dated
                                                  August 13, 1999, with respect
                                                  to establishment of the
                                                  Medium-Term Notes, Series G
                                                  (including form of Fixed Rate
                                                  Note and Floating Rate Note).

                                             5    Unqualified Legal Opinion,
                                                  dated August 13, 1999, with
                                                  respect to the Medium-Term
                                                  Notes, Series G.


              On October 29, 1999, Indiana Gas filed a Current Report on Form 8-K with respect to the release by Indiana Energy, Inc. (Indiana Energy) of summary financial information to the investment community regarding Indiana Energy's consolidated results of operations, financial position and cash flows for the twelve-month periods ended September 30, 1999. Items reported include:

                                      Item 5.   Other Events

                                      Item 7.   Exhibits

                                             99      Financial Analyst Report -
                                                     Fourth Quarter 1999

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INDIANA GAS COMPANY, INC.



Dated December 29, 1999                       /s/ Niel C. Ellerbrook
                                              ---------------------------------
                                              Niel C. Ellerbrook, President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                       Title                          Date


/s/ Lawrence A. Ferger      Chairman and Director            December 29, 1999
-------------------------
Lawrence A. Ferger



/s/ Niel C. Ellerbrook      President, Chief Executive
-------------------------   Officer and Director             December 29, 1999
Niel C. Ellerbrook




/s/ Paul T. Baker           Executive Vice President,        December 29, 1999
-------------------------   Chief Operating Officer and
Paul T. Baker               Director


/s/ Jerome A. Benkert       Vice President and Controller    December 29, 1999
-------------------------
Jerome A. Benkert

/s/ William G. Mays         Director                         December 29, 1999
-------------------------
William G. Mays



/s/ J. Timothy McGinley     Director                         December 29, 1999
-------------------------
J. Timothy McGinley



/s/ John E. Worthen         Director                         December 29, 1999
-------------------------
John E. Worthen


                                  EXHIBIT INDEX

Exhibit No.                         Description                                  Reference

2-A                            Agreement and Plan of Merger               Exhibit 2 to Indiana Energy's
                               dated as of June 11, 1999,                 Current Report on Form 8-K
                               among Indiana Energy, Inc.,                dated as of June 11, 1999, and
                               SIGCORP, Inc. and Vectren                  filed as of June 15, 1999.
                               Corporation.

2-B                            Amendment No.1, dated December             Exhibit 2 to Indiana Energy's
                               14, 1999 to Agreement and Plan             Current Report on Form 8-K
                               of Merger (Set forth in 2-A,               dated as of December 16, 1999,
                               above)                                     and filed as of December 16,
                                                                          1999.

2-C                            Asset Purchase Agreement dated             Exhibit 2 and 99.1 to Indiana
                               December 14, 1999 between                  Energy, Inc. Current Report on
                               Indiana Energy, Inc., Dayton               Form 8-K dated as of December
                               Power and Light Co., Inc. and              14, 1999 and filed as of
                               Number -3CHK with commitment               December 28, 1999.
                               letter for 364-Day Credit
                               Facility dated December 16, 1999

3-A                            Amended and Restated Articles of           Exhibit 3-A to Indiana Gas' Quarterly
                               Incorporation.                             Report on Form 10-Q for the quarterly
                                                                          period ended March 31, 1997.

3-B                            Amended and Restated Code of By-Laws.      Exhibit 3-B to Indiana Gas' Quarterly
                                                                          Report on Form 10-Q for the quarterly
                                                                          period ended March 31, 1997.

4-A                            Indenture dated February 1, 1991,          Exhibit 4(a) to Indiana Gas Company,
                               between Indiana Gas and Continental        Inc.'s Current Report on Form 8-K dated
                               Bank, National Association.                February 1, 1991, and filed February
                                                                          15, 1991; First Supplemental
                                                                          Indenture thereto dated
                                                                          as  of February 15, 1991,
                                                                          (incorporated by reference
                                                                          to Exhibit 4(b) to Indiana
                                                                          Gas Company, Inc.'s Current
                                                                          Report on Form 8-K dated
                                                                          February 1, 1991, and
                                                                          filed February 15, 1991);
                                                                          Second Supplemental Indenture
                                                                          thereto dated as  of September 15, 1991,
                                                                          (incorporated by reference
                                                                          to Exhibit 4(b) to Indiana
                                                                          Gas Company, Inc.'s Current
                                                                          Report on Form 8-K dated
                                                                          September 15, 1991,
                                                                          and filed September 25,
                                                                          1991); Third Supplemental
                                                                          Indenture thereto dated
                                                                          as  of September 15,
                                                                          1991 (incorporated
                                                                          by reference to Exhibit 4(c)
                                                                          to Indiana Gas Company, Inc.'s
                                                                          Current Report on Form 8-K
                                                                          dated September 15, 1991
                                                                          and filed September 25, 1991);

                                                                          Fourth Supplemental Indenture thereto
                                                                          dated as of December 2, 1992,
                                                                          (incorporated by reference to Exhibit
                                                                          4(b) to Indiana Gas Company, Inc.'s
                                                                          Current Report on Form 8-K dated December
                                                                          1, 1992, and filed December 8, 1992);
                                                                          Officers' Certificate pursuant to Section
                                                                          301 of the Indenture dated as of April 5,
                                                                          1995, (incorporated by reference to
                                                                          Exhibit 4(a) to Indiana Gas Company,
                                                                          Inc.'s Current Report on Form 8-K dated
                                                                          and filed April 5, 1995); and Officers'
                                                                          Certificate pursuant to Section 301 of
                                                                          the Indenture dated as of November 19,
                                                                          1997 (incorporated by reference to
                                                                          Exhibit 4 to Indiana Gas Company, Inc.'s
                                                                          Report on Form 8-K dated November 19,
                                                                          1997 and filed December 5, 1997);
                                                                          Officer's Certificate pursuant to Section
                                                                          301 of the Indenture dated as of August
                                                                          13, 1999 (incorporated by reference to
                                                                          Exhibit 4 to Indiana Gas Company Inc.,'s
                                                                          Current Report on Form 8-K dated August
                                                                          13, 1999, and filed August 17, 1999).



10-A                           Employment Agreement between Indiana       Exhibit 10-A to Indiana Energy,
                               Energy, Inc. and Lawrence A. Ferger        Inc.'s Quarterly Report on Form 10-Q
                               effective January 1, 1999.                 for the quarterly period ended
                                                                          December 31, 1998.

10-B                           Employment Agreement between Indiana       Exhibit 10-B to Indiana Energy,
                               Energy, Inc. and Niel C. Ellerbrook        Inc.'s Quarterly Report on Form 10-Q
                               effective January 1, 1999.                 for the quarterly period ended
                                                                          December 31, 1998.

10-C                           Employment Agreement between Indiana       Exhibit 10-C to Indiana Energy,
                               Energy, Inc. and Paul T. Baker             Inc.'s Quarterly Report on Form 10-Q
                               effective January 1, 1999.                 for the quarterly period ended
                                                                          December 31, 1998.

10-D                           Employment Agreement between Indiana       Exhibit 10-D to Indiana Energy,
                               Energy, Inc. and Anthony E. Ard            Inc.'s Quarterly Report on Form 10-Q
                               effective January 1, 1999.                 for the quarterly period ended
                                                                          December 31, 1998.

10-E                           Employment Agreement between Indiana       Exhibit 10-E to Indiana Gas Company,
                               Energy, Inc. and Timothy M. Hewitt,        Inc.'s Quarterly Report on Form 10-Q
                               effective January 1, 1999.                 for the quarterly period ended
                                                                          December 31, 1998.

10-F                           Indiana Energy, Inc. Unfunded              Exhibit 10-G to Indiana Energy, Inc.'s
                               Supplemental Retirement Plan for a         Quarterly Report on Form 10-Q for the
                               Select Group of Management Employees       quarterly period ended December 31,
                               as amended and restated effective          1998.
                               December 1, 1998.

10-G                           Indiana Energy, Inc. Nonqualified          Exhibit 10-H to Indiana Energy, Inc.'s
                               Deferred Compensation Plan effective       Quarterly Report on Form 10-Q for the
                               January 1, 1999.                           quarterly period ended December 31,
                                                                          1998.

10-H                           Amendment to Indiana Energy, Inc.          Exhibit 10-I to Indiana Energy, Inc.'s
                               Executive Restricted Stock Plan            Quarterly Report on Form 10-Q for the
                               effective December 1, 1998.                quarterly period ended December 31,
                                                                          1998.

10-I                           Indiana Energy, Inc. Annual                Exhibit 10-D to Indiana Energy's
                               Management Incentive Plan effective        1987 Annual Report on Form 10-K.
                               October 1, 1987.

10-J                           First Amendment to the Indiana             Exhibit 10-Q to Indiana Energy's 1998
                               Energy, Inc. Annual Management             Annual Report on Form 10-K.
                               Incentive   Plan effective                 (set forth in 10-I above)
                               October 1, 1997.

10-K                           Amendment to Indiana Energy, Inc.          Exhibit 10-J to Indiana Energy, Inc.'s
                               Directors' Restricted Stock Plan,          Quarterly Report on Form 10-Q for the
                               effective December 1, 1998.                quarterly period ended December 31, 1998.

10-L                           Formation Agreement among Indiana          Exhibit 10-C to Indiana Energy's
                               Energy, Inc., Indiana Gas Company,         Quarterly Report on Form 10-Q for the
                               Inc., IGC Energy, Inc., Indiana            quarterly period ended March 31, 1996.
                               Energy Services, Inc., Citizens Gas
                               & Coke Utility, Citizens Energy
                               Services Corporation and ProLiance
                               Energy, LLC, effective March 15, 1996.

10-M                           Gas Sales and Portfolio                    Exhibit 10-C to Indiana Gas' Quarterly
                               Administration Agreement                   Report on Form 10-Q for the quarterly
                               between Indiana Gas Company,               period ended March 31, 1996.
                               Inc. and ProLiance Energy, LLC,
                               effective March 15, 1996, for
                               services to begin April 1, 1996.

10-N                           Amended appendices to the Gas Sales        Exhibit 10-A to Indiana Gas' Quarterly
                               and Portfolio Administration               Report on Form 10-Q for the quarterly
                               Agreement between Indiana Gas              period ended March 31, 1999.
                               Company, Inc. and ProLiance Energy,
                               LLC effective November 1, 1998.

10-O                           Amended appendices to the Gas Sales        Filed herewith.
                               and Portfolio Administration
                               Agreement between Indiana Gas
                               Company, Inc. and ProLiance Energy,
                               LLC effective November 1, 1999.

10-P                           Indian Energy, Inc. Executive              Exhibit 10-O to Indiana Energy,
                               Restricted Stock Plan as amended and       Inc.'s 1998 Annual report on
                               restated effective October 1, 1998         Form 10-K.

10-Q                           Indian Energy, Inc. Director's             Exhibit 10-B to Indiana Energy,
                               Restricted Stock Plan as amended and       Inc.'s Quarterly Report on Form
                               restated effective May 1, 1997             10-Q for the quarterly period
                                                                          ended June 30, 1997.

12                            Computation of Ratio of Earnings
                              to Fixed Charges                            Filed herewith.

21                            Subsidiaries of Indiana Gas
                              Company, Inc.                               Filed herewith.

23                            Consent of Independent Public Accountants.  Filed herewith.

27                            Financial Data Schedule                     Filed herewith.

99                            Exhibits

                              99.1 Indiana Energy, Inc. Form 10-K         Filed Herewith
                                   for the fiscal year ended
                                   September 30, 1999, Item 10

                              99.2 Indiana Energy, Inc. Form 10-K         Filed Herewith
                                   for the fiscal year ended
                                   September 30, 1999, Item 11

                              99.3 Indiana Energy, Inc. Form 10-K         Filed Herewith
                                   for the fiscal year ended
                                   September 30, 1999, Item 12

                              99.4 Indiana Energy, Inc. Form 10-K         Filed Herewith
                                   for the fiscal year ended
                                   September 30, 1999, Item 13



                            INDIANA GAS COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            YEARS ENDED SEPTEMBER 30


                             Col. A         Col B.    Col C.              Col. D               Col. E       Col. F       Col. G
                                                                         Additions           Deductions

                                                                                            For Purposes
                                                                Charged to                   For Which
                                                    Beginning   Costs and                     Reserves      Other        Ending
                           Description       Year    Balance     Expenses          Other    Were Created   Changes       Balance
                           ------------------------------------------------------------------------------------------------------
RESERVE DEDUCTED FROM APPLICABLE ASSET
       Reserve for uncollectible accounts   1997      $1,853       2,655              -       2,724            -          $1,784
                                            1998      $1,784       3,470              -       4,354            -          $  900
                                            1999        $900       2,580              -       2,747            -          $  733

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Indiana Gas Company, Inc.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Item 8, in this Form 10-K, and have issued our report thereon dated October 29, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)-2 are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
Arthur Andersen LLP

Indianapolis, Indiana
October 29, 1999