Form 10-Q
period 1999-12-31
INDIANA GAS CO INC
filed 2000-02-14
CIK 50183

February 14, 2000



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Gas Company, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
December 31, 1999, pursuant to the requirements of
Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Pia M. O'Connor
Pia M. O'Connor

PMO:tmw

Enclosures


          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value     9,080,770     January 31, 2000
            Class                Number of shares        Date



                   TABLE OF CONTENTS

Part I - Financial Information

    Consolidated Balance Sheets
      at December 31, 1999, and 1998
      and September 30, 1999

    Consolidated Statements of Income
      Three Months Ended December 31, 1999 and 1998, and Twelve Months Ended December 31, 1999 and 1998

    Consolidated Statements of Cash Flows
      Three Months Ended December 31, 1999 and 1998, and Twelve Months Ended December 31, 1999 and 1998

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

    Quantitative and Qualitative Disclosure about Market Risk

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                              INDIANA GAS COMPANY, INC.
                              AND SUBSIDIARY COMPANIES

                            CONSOLIDATED BALANCE SHEETS

                                      Assets
                              (Thousands - Unaudited)


                                                     December 31       September 30
                                                   1999       1998          1999

Utility Plant
    Original cost                               1,005,304     946,602     990,780
    Less - accumulated depreciation and
        amortization                              407,887     376,133     398,912
                                                  597,417     570,469     591,868

Current Assets
    Cash and cash equivalents                  $      353    $     20    $     14
    Accounts receivable, less reserves of
        $1,739, $1,749 and $733, respectively      37,058      28,668      17,716
    Accrued unbilled revenues                      36,634      40,577       8,136
    Liquefied petroleum gas - at average cost         815         892         810
    Gas in underground storage - at last-in,
        first-out cost (See Note 6)                11,627      18,150       9,501
    Prepaid gas delivery service                   20,937                  25,810
    Prepayments and other                          16,468      10,928      11,815
                                                  123,892      99,235      73,802

Deferred Charges
    Unamortized debt discount and expense          11,906      12,653      11,954
    Regulatory income tax asset                     2,741       1,778       2,741
    Other                                           3,914       2,622       2,159
                                                   18,561      17,053      16,854

                                               $  739,870    $686,757    $682,524


The accompanying notes are an integral part of these statements.



                                 INDIANA GAS COMPANY, INC.
                                 AND SUBSIDIARY COMPANIES

                               CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
                                 (Thousands - Unaudited)


                                                             December 31        September 30
                                                            1999      1998          1999
Capitalization
    Common stock and paid-in capital                     $142,995    $142,995    $142,995
    Retained earnings                                     105,627     102,885     100,431
        Total common shareholders' equity                 248,622    $245,880     243,426

    Long-term debt (see schedule)                         211,849     181,964     181,849

   Total Capitalization                                   460,471     427,844     425,275

Current Liabilities
    Maturities and sinking fund requirements of
        long-term debt                                          0      10,000
    Notes payable and commercial paper                     82,172      48,675      68,621
    Accounts payable                                       37,111      32,547      33,081
    Refundable gas costs                                   10,204      14,343      11,192
    Customer deposits and advance payments                 11,817      22,416      14,713
    Accrued taxes                                          16,208       9,848      12,471
    Accrued interest                                        5,252       4,746       1,173
    Other current liabilities                              12,697      14,245      13,398
                                                          175,461     156,820     154,649

Deferred Credits and Other Liabilities
    Deferred income taxes                                  61,061      60,580      60,931
    Accrued postretirement benefits other
        than pensions                                      28,474      25,884      27,868
    Unamortized investment tax credit                       8,152       9,082       8,383
    Other                                                   6,251       6,547       5,418
                                                          103,938     102,093     102,600

                                                         $739,870    $686,757    $682,524

The accompanying notes are an integral part of these statements.




                                    INDIANA GAS COMPANY, INC.
                                    AND SUBSIDIARY COMPANIES

                               CONSOLIDATED STATEMENTS OF INCOME
                    (Thousands except earnings per share amounts - Unaudited)


                                               Three Months               Twelve Months
                                             Ended December 31          Ended December 31
                                            1999          1998        1999            1998

Operating Revenues                       $137,247      $124,947      $431,361      $420,459
Cost of gas (See Note 6)                   79,063        67,937       226,817       231,889
Margin                                     58,184        57,010       204,544       188,570

Operating Expenses
    Operations and maintenance             22,947        21,529        91,829        85,871
    Depreciation and amortization           8,874         8,315        34,585        32,758
    Income taxes                            6,205         6,438        16,734        14,058
    Taxes other than income taxes           4,430         4,151        15,695        13,882
                                           42,456        40,433       158,843       146,569

Operating income                           15,728        16,577        45,701        42,001

Other income - net                            252            81         1,010           626

Income Before Interest and Income Taxes    15,980        16,658        46,711        42,627

Interest Expense                            5,084         4,127        16,969        15,802

Net Income                               $ 10,896      $ 12,531      $ 29,742      $ 26,825


The accompanying notes are an integral part of these statements.



                                       INDIANA GAS COMPANY, INC.
                                       AND SUBSIDIARY COMPANIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Thousands - Unaudited)

                                                               Three Months               Twelve Months
                                                             Ended December 31          Ended December 31
                                                            1999          1998          1999         1998
Cash Flows from Operating Activities
   Net income                                             $ 10,896     $ 12,531      $ 29,742     $ 26,825

   Adjustments to reconcile net income to cash
     provided from operating activities -
       Depreciation and amortization                         8,874        8,362        34,585       32,945
       Deferred income taxes                                   130          132          (482)       1,192
       Investment tax credit                                  (232)        (232)         (930)        (930)
       Loss (gain) on sale or retirement of assets               -            -             -       (1,219)
                                                             8,772        8,262        33,173       31,988
       Changes in assets and liabilities -
         Receivables - net                                 (48,854)     (46,647)       (4,447)      30,073
         Inventories                                        (2,987)       1,204         5,708       (1,193)
         Accounts payable, customer deposits, advance
            payments and other current liabilities          (1,574)      14,843        (8,646)     (24,277)
         Accrued taxes and interest                          7,816        8,397         6,866       (7,610)
         Recoverable/refundable gas costs                     (988)       3,613        (4,139)       4,010
         Accrued postretirement benefits other than
            pensions                                           606          715         2,590        2,140
         Prepayments                                          (776)        (133)       (3,585)      (1,072)
         Prepaid gas delivery service                        4,873            -       (20,937)           -
         Other - net                                          (527)         596           506        4,729
         Total adjustments                                 (33,639)      (9,150)        7,089       38,788
         Net cash flows from (required for) operations     (22,743)       3,381        36,831       65,613

Cash Flows From (Required for) Financing Activities
    Repurchase of common stock                                   -            -             -            -
    Sale of long-term debt                                  30,000            -        30,000       60,000
    Reduction in long-term debt                                  -          (11)      (10,115)     (33,036)
    Net change in short-term borrowings                     13,551       14,970        33,497      (20,325)
    Dividends on common stock                               (5,700)      (7,000)      (27,000)     (27,500)
        Net cash flows from (required for) financing
            activities                                      37,851        7,959        26,382      (20,861)

Cash Flows From (Required for) Investing Activities
    Capital expenditures                                   (14,769)     (12,062)      (62,880)     (55,320)
    Non-regulated investments in unconsolidated
        affiliates                                               -            -             -            -
    Cash distributions from unconsolidated affiliates            -            -             -            -
    Proceeds from sale of assets                                 -            -             -        9,204
    Net cash flows from (required for) investing
        activities                                         (14,769)     (12,062)      (62,880)     (46,116)

Net increase (decrease) in cash                                339         (722)          333       (1,364)

Cash and cash equivalents at beginning of period                14          742            20        1,384

Cash and cash equivalents at end of period                $    353     $     20      $    353     $     20

The accompanying notes are an integral part of these statements.



                                   INDIANA GAS COMPANY, INC.
                                   AND SUBSIDIARY COMPANIES

                            Consolidated Schedule of Long Term Debt
                                  (In Thousands - Unaudited)
                                                                            December 31
                                                 Total     Due Within    1999        1998
                                              Outstanding   One Year    Balance     Balance
Long-term debt - Uti     Due Date
Notes Payable
     5.75% Series F  January 15, 2003            15,000                  15,000      15,000
     6.36% Series F  December 6, 2004            15,000                  15,000      15,000
     6.54% Series E  July 9, 2007                 6,500                   6,500       6,500
     6.69% Series E  June 10, 2013                5,000                   5,000       5,000
     7.15% Series E  March 15, 2015               5,000                   5,000       5,000
     6.69% Series E  December 21, 2015            5,000                   5,000       5,000
     6.69% Series E  December 29, 2015           10,000                  10,000      10,000
     9.375%          January 15, 2021            25,000                  25,000      25,000
     9.125% Series A February 15, 2021            7,000                   7,000       7,000
     6.31% Series E  June 10, 2025                5,000                   5,000       5,000
     6.53% Series E  June 10, 2025               10,000                  10,000      10,000
     6.42% Series E  July 7, 2027                 5,000                   5,000       5,000
     6.68% Series E  July 7, 2027                 3,500                   3,500       3,500
     6.34% Series F  December 10, 2027           20,000                  20,000      20,000
     6.75% Series F  March 15, 2028              14,849                  14,849      14,964
     6.36% Series F  May 1, 2028                 10,000                  10,000      10,000
     6.55% Series F  June 30, 2028               20,000                  20,000      20,000
     7.08% Series G  October 5, 2029             30,000                  30,000           -
Total Long-term debt                            211,849                 211,849     181,964


Indiana Gas Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements

1.  Financial Statements.

    Indiana Gas Company, Inc. and its subsidiaries (Indiana
    Gas or the company) provide natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties.

    The interim condensed consolidated financial statements included in this report have been prepared by Indiana Gas, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as provided in such rules and regulations. Indiana Gas believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported, that all such adjustments are of a normal recurring nature, and the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Indiana Gas' latest annual report on Form 10-K.

    Because of the seasonal nature of Indiana Gas' gas distribution operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

2.  Agreement to Merge with SIGCORP, Inc.

    On June 14, 1999, Indiana Energy and SIGCORP, Inc.
    (SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company named Vectren Corporation (Vectren).
    SIGCORP is an investor-owned energy and
    telecommunications company that through its subsidiaries provides electric and gas service to southwest Indiana and energy and telecommunications products and services throughout the Midwest and elsewhere.

    Under the agreement, Indiana Energy shareholders will receive one share of Vectren common stock for each share of Indiana Energy held at the closing date. SIGCORP shareholders will receive 1.333 shares of Vectren common stock for each share of SIGCORP held at the closing date. The transaction is intended to be accounted for as a pooling of interests. The transaction is also intended to be a tax-free exchange of shares.

    Indiana Gas Company, Inc. and Southern Indiana Gas and Electric Company, Indiana Energy's and
    SIGCORP's utility companies, will operate as separate subsidiaries of Vectren.

    The merger is conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. On December 17, 1999, the merger was approved by the shareholders of each company. On December 20, 1999, the Federal
    Energy Regulatory Commission (FERC) issued an order approving the proposed merger. In approving the merger, the FERC concluded that the merger was in the public interest and would not adversely affect competition, rates or regulation. On January 18, 2000, the Department of Justice informed the Companies that it had concluded its review of their Hart Scott Rodino notification filings and would take no further action. The companies anticipate that the remaining regulatory approvals can be completed in the first quarter of calendar 2000.

3.  Corporate Restructuring.

    During 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring which included estimated costs related to involuntary workforce reductions. Since that time, the anticipated actions have been taken. As a result, the remaining severance accrual was eliminated and other operating expenses were reduced by $1.7 million during fiscal year 1999.

4.  Cash Flow Information.

    For the purposes of the Consolidated Statements of Cash
    Flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


                        Three Months Ended     Twelve Months Ended
                             December 31           December 31
    Thousands           1999          1998     1999         1998
    Interest (net of
      amount
      capitalized)    $  624        $  812   $14,330      $13,646
    Income taxes      $2,000        $1,057   $16,919      $25,717


5.  Revenues.

    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

6.  Gas in Underground Storage.

    Based on the average cost of purchased gas during December 1999, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at December 31, 1999, by approximately
    $11.2 million.

7.  Refundable or Recoverable Gas Costs.

    The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred, and are being recovered or refunded in accordance with procedures approved by the Indiana
    Utility Regulatory Commission (IURC).

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

    Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Based upon the site work completed to date, Indiana Gas believes that a level of contamination that may require some level of remedial activity may be present at a number of the sites. Removal activities continue at several sites and a remedial investigation/feasibility study (RI/FS) has been completed at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management (IDEM), with a Record of
    Decision (ROD) expected to be issued by IDEM in early 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to IDEM's Voluntary
    Remediation Program (VRP) and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

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

    Indiana Gas has been recovering the costs it has incurred and expects to incur relating to the 26 sites from insurance carriers and other potentially responsible parties (PRPs). The IURC has determined that these costs are not recoverable from utility customers.

    Indiana Gas has PRP agreements in place covering 19 of the 26 sites. The agreements provide for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the sites. These agreements limit
    Indiana Gas' share of past and future response costs at these 19 sites to between 20 and 50 percent. Based on the agreements, Indiana Gas has accrued its proportionate share of the estimated cost related to work not yet performed.

    In early 1999, Indiana Gas filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers, with the trial scheduled for early 2000. As of December 31, 1999, agreements in principle have been reached with each of these insurers.

    These environmental matters have had no material impact on earnings since costs recorded to date approximate insurance settlements received. While
    Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

9.  Affiliate Transactions.

    ProLiance Energy, LLC (ProLiance), a non-regulated marketing affiliate of Indiana Energy, provides natural gas supply and related services to Indiana Gas. Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three and twelve-month periods ended December 31, 1999, totaled $76.2 million and $240.7 million, respectively. Indiana Gas' purchases from ProLiance for the three and twelve-month periods ended December 31, 1998, totaled $67.4 million and $232.2 million, respectively.

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

    CIGMA, LLC, owned jointly and equally by IGC Energy, Inc., an indirect wholly owned subsidiary of Indiana
    Energy, and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas, provides materials acquisition and related services that are used by Indiana Gas. Indiana Gas' purchases of these services during the three- and twelve-month periods ended
    December 31, 1999, totaled $4.4 million and $17.3 million, respectively. Indiana Gas' purchases of these services during the three- and twelve-month periods ended December 31, 1998, totaled $4.6 million and $15.9 million, respectively.

    IEI Services, a wholly owned subsidiary of Indiana
    Energy, began providing support services to Indiana Gas effective October 1, 1997. Services provided include information technology, financial, human resources, building and fleet services. Amounts billed by IEI
    Services to Indiana Gas for the three- and twelve-month periods ended December 31, 1999, totaled $8.2 million and $31.4 million, respectively. Amounts billed by IEI
    Services to Indiana Gas for the three- and twelve-month periods ended December 31, 1998, totaled $6.7 million and $25.9 million, respectively.

    Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

    Amounts owed to affiliates totaled $28.8 million and $27.9 million at December 31, 1999 and 1998, respectively, and are included in Accounts Payable on the Consolidated Balance Sheets.

10. Segment Reporting

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


Results of Operations

                       Earnings
Net income for the three- and twelve-month periods ended
December 31, 1999,when compared to the same periods one year ago, were as follows:


    Periods Ended December 31
    (millions)                   1999      1998
    Three Months                 $10.9     $12.5
    Twelve Months                $29.7     $26.8


       Margin (Operating Revenues Less Cost of Gas)
    Utility margin for the quarter ended December 31, 1999, was $58.2 million compared to $57.0 million for the same period last year. Margins are lower than expected due to weather being 17% warmer than normal for both periods. The increase is primarily the addition of new residential and commercial customers.

    Utility margin for the twelve-month period ended
    December 31, 1999, was $204.5 million compared to $188.6 million for the same period last year. The increase is primarily attributable to weather 8 percent colder than the same period last year, but 13 percent warmer than normal, and the addition of new residential and commercial customers.

    Total system throughput (combined sales and transportation) increased 2.3 percent (0.8 MMDth) for the first quarter of fiscal 1999 and 8.4 percent (8.4
    MMDth) for the twelve-month period ended December 31, 1999, compared to the same periods one year ago.
    Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased increased to $4.32 for the three-month period ended December 31, 1999, compared to $3.44 for the same period one year ago. For the twelve-month period, cost of gas per unit decreased to $3.26 in the current period compared to $3.44 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment (GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory
    Commission (IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses increased $1.4 million for the three-month period ended December 31, 1999, when compared to the same period one year ago due in part to administrative and service fees paid to Indiana Gas' affiliate, IEI Services, LLC (IEI
    Services). Higher administrative service costs associated with the company's new customer information and work management system and rental expense related to buildings previously owned also contributed to the increase.

    Operation and maintenance expenses increased $6.0 million for the twelve-month period when compared to the same period last year due primarily to service fees paid to Indiana Gas' affiliate, IEI Services, LLC
    (IEI Services) related to assets now owned by IEI
    Services. Additionally, the company has incurred higher contract labor costs.

    Depreciation and amortization increased $0.6 million for the three-month period and $1.8 million for the twelve-month period ended December 31, 1999, when compared to the same periods last year due primarily to additions to plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes decreased $0.2 million for the three-month period ended December 31, 1999, while increasing $2.7 million for the twelve-month period when compared to the same periods one year ago due to changes in taxable income.

    Taxes other than income taxes increased $0.3 million for the three-month and $1.8 million for the twelve-month period ended December 31, 1999, primarily due to higher property tax expense, the result of additions to plant, and an increase in the gross receipts tax.

                   Interest Expense
    Interest expense increased for the three and twelve-month periods ended December 31, 1999, when compared to the same periods one year ago due primarily to the additional average debt outstanding and higher interest rates. The additional debt is partially attributed to seasonal and weather shortfalls.

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

    Under the agreement, Indiana Energy shareholders will receive one share of Vectren common stock for each share of Indiana Energy held at the closing date. SIGCORP shareholders will receive 1.333 shares of Vectren common stock for each share of SIGCORP held at the closing date. The transaction is intended to be accounted for as a pooling of interests. The transaction is also intended to be a tax-free exchange of shares.

    Indiana Gas Company, Inc. and Southern Indiana Gas and Electric Company, Inc., Indiana Energy's and
    SIGCORP's utility companies, will operate as subsidiaries of Vectren.

    The merger is conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. On December 17, 1999, the merger was approved by the shareholders of each company. On December 20, 1999, the Federal
    Energy Regulatory Commission (FERC) issued an order approving the proposed merger. In approving the merger, the FERC concluded that the merger was in the public interest and would not adversely affect competition, rates or regulation. On January 18, 2000, the Department of Justice informed the Companies that it had concluded its review of their Hart Scott Rodino notification filings and would take no further actions. The companies anticipate that the remaining regulatory approvals can be obtained in the first quarter of calendar 2000.

     Acquisition of the Gas Distribution Assets of
            Dayton Power and Light Co. Inc.
    On December 15, 1999, Indiana Energy, Inc.
    announced that the board of directors had approved a definitive agreement under which the company will acquire the natural gas distribution business of Dayton Power and Light Co., Inc. The acquisition, with a purchase price of $425 million, is expected to be funded with a bank facility which will be replaced over time with permanent financing. This transaction is conditioned upon the approval of several regulatory bodies. Management hopes to complete the transaction by the end of the second quarter of 2000.

                Corporate Restructuring
    During 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring which included estimated costs related to involuntary workforce reductions. Since that time, the anticipated actions have been taken. As a result, the remaining severance accrual was eliminated and other operating expenses were reduced by $1.7 million during fiscal year 1999.

                 ProLiance Energy, LLC
    ProLiance Energy, LLC (ProLiance), a non-regulated marketing affiliate of Indiana Energy, began providing natural gas and related services to Indiana Gas and Citizens Gas and Coke Utility
    (Citizens Gas) effective April 1, 1996.

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

    During 1999, the company evaluated the Year 2000 readiness of all IT hardware and software including the mainframe, network, servers, personal computers, system and application software and telecommunications. Almost all hardware was found to be in compliance as a result of projects conducted in 1997 and 1998. Replacements of major customer information and billing systems, which had already begun in 1997, were placed into service in January 1999. These new systems, driven by the need for additional functionality and business flexibility, are designed to be Year 2000 compliant and have been tested. Other maintenance and project activities conducted in 1998 and 1999 brought the remaining software environment into compliance.

    Non-IT systems with embedded microcontrollers or microchips were also evaluated to determine if they were Year 2000 compliant. These systems included buildings, transportation, monitoring equipment, process controls, engineering and construction.
    Software upgrades for equipment in the gas control system were completed in July 1999.

    The company also contacted all of its major vendors, suppliers and customers to gather information regarding the status of their Year 2000 compliance. Disruptions in the operations of these parties could have had an adverse financial and operational effect on the company.

    Total costs expected to be incurred by the company to address its Year 2000 issues were originally estimated at $1.5 million, which included costs to replace certain existing systems sooner than had been planned. Actual total expenditures for the Year 2000 issues approximated the original estimate.

    No significant problems have been encountered related to the Year 2000 issue, through the date of this report.

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at 26 sites that were the locations of former manufactured gas plants. It has been recovering the costs of the investigations and work from insurance carriers and other potentially responsible parties (PRPs). The IURC has determined that these costs are not recoverable from utility customers.

    Indiana Gas has PRP agreements in place covering 19 of the 26 sites. The agreements provide for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the sites. These agreements limit
    Indiana Gas' share of past and future response costs at these 19 sites to between 20 and 50 percent. Based on the agreements, Indiana Gas has accrued its proportionate share of the estimated cost related to work not yet performed.

    In early 1999, Indiana Gas filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers, with the trial scheduled for early 2000. As of December 31, 1999, agreements in principle have been reached with each of these insurers.

    These environmental matters have had no material impact on earnings since costs recorded to date approximate insurance settlements received. While
    Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

    For further information regarding the status of investigation and remediation of the sites and financial reporting, see Note 14 of the Notes to Consolidated Financial Statements.


            Liquidity and Capital Resources
    Indiana Gas' capitalization objectives, which are 55-
    65 percent common equity and preferred stock and 35-45 percent long-term debt. These objectives may have varied from time to time, depending on particular business opportunities and seasonal factors that affect the company's operation. Indiana Gas' common equity component was 54 percent of its total capitalization at December 31, 1999.

    New construction and normal system maintenance and improvements needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 2000 are estimated at $60.8 million of which $12.1 million have been expended during the three-month period ended
    December 31, 1998.  For the twelve months ended
    December 31, 1998, capital expenditures totaled $55.3 million.

    In July, 1999, Indiana Gas filed a registration statement with the Securities and Exchange Commission which has become effective with respect to $100 million in debt securities. Indiana Gas expects to issue this debt pursuant to a medium-term note program, denominated as Series G. The net proceeds from the sale of these new debt securities will be used for general corporate purposes, including repayment of long-term debt and financing of Indiana
    Gas' continuing construction program.

    On October 5, 1999, Indiana Gas issued $30 million in principal amount of Series G Medium-term Notes bearing interest at the per annum rate of 7.08% with a maturity date of October 5, 2029.

    The long-term debt of Indiana Gas is currently rated
    Aa2 by Moody's Investors Service and AA- by Standard &
    Poor's Corporation.  For the twelve months ended
    December 31, 1998, 60 percent of Indiana Gas' capital expenditures was funded internally (i.e. from net income less dividends plus charges to net income not requiring funds). Indiana Gas' ratio of earnings to fixed charges was 3.6 for the twelve months ended
    December 31, 1999 (see Exhibit 12).

    Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage and capital expenditures until permanently financed. Short-term borrowings tend to be greatest during the heating season when accounts receivable and unbilled utility revenues are at their highest. At December 31, 1999 Indiana Gas had $82.2 million in outstanding commercial paper. Indiana Gas' commercial paper is rated P-1 by Moody's and A-1+ by Standard & Poor's. Prior to March 1, 1999, bank lines of credit had been the primary source of short-term financing.

              Forward-Looking Information
    A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation
    Reform Act of 1995 (Reform Act of 1995). The Reform
    Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of
    Operations and Financial Condition, including, but not limited to, Indiana Energy's earnings growth strategy, Indiana Energy's merger with SIGCORP and the formation of Vectren, ProLiance, the acquisition of the gas distribution assets of Dayton Power and Light Co., Inc. and Year 2000 issues, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing the words "aim," "anticipate,"
    "endeavor," "estimate," "expect," "objective,"
    "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Indiana Energy's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Indiana Gas' (the company's) debt portfolio contains a substantial amount of fixed-rate long-term debt and, therefore, does not expose the company to the risk of material earnings or cash flow loss due to changes in market interest rates. On average, less than 20% of the company's total debt portfolio consists of short term notes and commercial paper that are subject to fluctations in market interest rates and other seasonal factors.At December 31, 1999, the company was not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.

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


Item 6.    Exhibits and Reports on Form 8-K

       (a)  Exhibits
           2A   Agreement and Plan of Merger dated as
                of June 14, 1999,
                among Indiana Energy, Inc. SIGCORP,
                Inc. and the formation of Vectren
                Corporation (incorporated by reference
                to Exhibit 2 to Indiana Energy's
                Current Report on Form 8-K dated June
                14, 1999 and filed on June 15, 1999).

           2B   Amendment No.1, dated December 14,
                1999 to Agreement and Plan of
                Merger (set forth in 2A, above)
                (incorporated by reference to
                Exhibit 2 of Indiana Energy's
                Current Report on Form 8-K dated
                December 16, 1999 and filed on
                December 16, 1999).

           2C   Asset Purchase Agreement dated
                December 14, 1999 between Indiana
                Energy, Inc. and Dayton Power and
                Light Co., Inc. and Number-3CHK
                with a commitment letter for 364
                -Day Credit Facility dated
                December 16, 1999 (incorporated by
                reference to Exhibit 2 and 99.1 of
                Indiana Energy's Current Report on
                Form 8-K dated December 14, 1999
                and filed on December 28, 1999).

           12   Computation of Ratio of
                Earnings to Fixed Charges, filed
                herewith.

           27   Financial Data Schedule, filed herewith.

     (b) On October 29, 1999, Indiana Gas filed a
     Current Report on Form 8-K with respect to the release by Indiana Energy, Inc. (Indiana Energy) of summary financial information to the investment community regarding Indiana Energy's consolidated results of operations, financial position and cash flows for the twelve-month periods ended September
     30, 1999.  Items reported include:

                    Item 5.   Other Events

                    Item 7.   Exhibits

                 99 Financial Analyst Report - Fourth
                    Quarter 1999

     On November 22, 1999, Indiana Energy and Indiana
     Gas filed a Current Report on Form 8-K with respect to a analyst teleconference call., held on November 21, 1999.

                     Item 5. Other Events

                     Item 7. Exhibits

                    99.01 Analyst script teleconference call dated November 21, 1999

     On January 27, 2000, Indiana Energy and Indiana
     Gas filed a Current Report on Form 8-K with respect to the release of summary financial information to the investment community regarding
     Indiana Energy's consolidated results of operations, financial position and cash flows for the three- and twelve-month periods ended December
     31, 1999.  Items reported include:

                    Item 5.   Other Events

                    Item 7.   Exhibits

                    100 Financial Analyst Report and Press Release - First Quarter 2000

     On January 27, 2000, Indiana Energy and Indiana
     Gas filed a Current Report on Form 8-K with respect to a analyst teleconference call., held on January 27, 2000.

                     Item 5. Other Events

                     Item 7. Exhibits

                    100.01 Analyst script teleconference call dated January 27, 2000