Form 10-K405/A
period 1999-12-31
INDIANA GAS CO INC
filed 2000-05-15
CIK 50183

May 15, 2000


Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Gas Company, Inc.'s
Revised Annual Report on Form 10-K for the year ended
December 31, 1999, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/James A. Hummel, II
James A. Hummel, II

JAH:tmw

Enclosures



           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC.  20549

                              FORM 10-K/A

(Mark One)
[ ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                                  OR

[X]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 1999 to December 31,
1999

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

                           None
                      (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]  No [ ]__

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock-Without par value       9,080,770      April 30, 2000
        Class                     Number of shares       Date

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K/A or any amendment to this Form 10-
K/A.[ ]

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


Part I

Item 1.   Business

   a)  General Development of the Business.

       Indiana Gas Company, Inc. (Indiana Gas or the company) is an operating public utility engaged in the business of providing gas utility service in the state of Indiana. It was incorporated under the laws of the state of Indiana on July 16, 1945.
       Prior to March 31, 2000, all of the outstanding shares of common stock of the company were owned by Indiana Energy, Inc. (Indiana Energy), a public utility holding company.

       On June 14, 1999, Indiana Energy and SIGCORP, Inc. (SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company named Vectren Corporation (Vectren). SIGCORP was an investor-owned energy and telecommunications company that through its subsidiaries provided electric and gas service to southwest Indiana and energy and telecommunication products and services throughout the Midwest and elsewhere.

       The merger was conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. On December 17, 1999, the merger was approved by the shareholders of each company. On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued an order approving the proposed merger. In approving the merger, the FERC concluded that the merger was in the public interest and would not adversely affect competition, rates or regulation. On January 18, 2000, the Department of Justice informed the Companies that it had concluded its review of their Hart Scott Rodino notification filings and would take no further action. On March 8, 2000, approval was received from the (SEC) under the Public Utility Holding Company Act to consummate the merger. The merger was therefore completed on March 31, 2000.

       As provided for in the merger agreement, Indiana Energy shareholders received one share of Vectren common stock for each share of Indiana Energy held at the March 31, 2000 closing date. SIGCORP shareholders received 1.333 shares of Vectren common stock for each share of SIGCORP held at the March 31, 2000 closing date. The transaction was accounted for as a pooling of interests. The transaction was a tax-free exchange of shares.

       Indiana Gas Company, Inc. and Southern Indiana Gas and Electric Company, Inc. (SIGECO), are operating as subsidiaries of Vectren.

       Vectren has a December 31 fiscal year end. In order to report Indiana Gas's financial operations on a consistent basis with Vectren Corporation, Indiana
       Gas changed its year end from September 30 to December 31. This was reported in a Form 8-K filed on April 14, 2000. Indiana Gas is reporting its transition period of October 1, 1999 to December 31,
       1999 in this amended Form 10-K. This amended 10-K has been prepared to reflect the entire fiscal years ended December 31, 1999, 1998 and 1997.

  (c)  Narrative Description of the Business.

       During 1999, Indiana Gas supplied gas to about 503,000 residential, small commercial and contract (large commercial and industrial) customers in 311 communities in 49 of the 92 counties in the state of Indiana. The service area has a population of approximately 2 million and contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive parts and accessories, feed, flour and grain processing, metal castings, aluminum products, gypsum products, electrical equipment, metal specialties and glass.

       The largest communities served include
       Muncie, Anderson, Lafayette-West Lafayette,
       Bloomington, Terre Haute, Marion, New Albany,
       Columbus, Jeffersonville, New Castle and
       Richmond. While Indiana Gas does not serve in Indianapolis, it does serve the counties and communities which border that city.

       For the  year ended December 31, 1999,
       residential customers provided 66 percent of revenues, small commercial 22 percent and contract 12 percent. Approximately 99 percent of Indiana Gas' customers used gas for space heating, and revenues from these customers for the year were approximately 96 percent of total operating revenues. Sales of gas are seasonal and strongly affected by variations in weather conditions. During the year ended December 31, 1999, Indiana Gas added approximately 11,600 residential and commercial customers.

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

       Gas transported on behalf of end-use customers in 1999 represented 44 percent (51,878 MDth) of throughput compared to 43 percent (46,794 MDth) in 1998 and 35 percent (43,579 MDth) in 1997. Although revenues are lower, rates for transportation generally provide the same margins as would have been earned had the gas been sold under normal sales tariffs.

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

       Indiana Gas had 735 full-time employees and 31 part-time employees as of December 31, 1999.

       During 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana
       Gas' operations. These actions by Indiana Gas were consistent with Indiana Energy, Inc.'s
       (Indiana Gas' parent) growth strategy that was approved by its board of directors during 1997.
       See Item 7, Growth Strategy and Corporate
       Restructuring.

Item 2.   Property

       The properties of Indiana Gas are used for the purchase, production, storage and distribution of gas and are located primarily within the state of Indiana. As of December 31, 1999, such properties included 11,174 miles of distribution and transmission mains; 531,324 meters; five reservoirs currently being used for the underground storage of purchased gas with approximately 71,484 acres of land held under storage easements; 8,017,943 Dth of gas in company-owned underground storage with a daily deliverability of 134,160 Dth; 171,451 Dth of gas in contract storage with a daily deliverability of 3,563 Dth; and four liquefied petroleum
       (propane) air-gas manufacturing plants with a total daily capacity of 32,700 Dth of gas.

       Indiana Gas' capital expenditures during the year ended December 31, 1999, amounted to $62.9 million.

Item 3.   Legal Proceedings

       See Item 8, Note 11 for litigation matters involving insurance carriers pertaining to
       Indiana Gas' former manufactured gas plants and storage facilities.

       See Item 8, Note 12 for discussion of
       litigation matters relating to the gas supply and portfolio administration agreements between
       ProLiance and Indiana Gas and ProLiance and
       Citizens Gas and Coke Utility.

Item 4.   Submission of Matters to a Vote of Security
          Holders

       On December 17, 1999, the  shareholders of Indiana
       Energy, Inc. approved the merger between Indiana
       Energy, Inc. and SIGCORP, Inc.


Item 4a.  Executive Officers of the Company

       The Executive Officers of the company as of December 31, 1999 are as follows:



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

(2)  Continues role as Chairman of the Board of Indiana Gas Company, Inc.


With the consummation of the merger on March 31, 2000 the officers of the company are as follows:


                                                              Date Elected
        Name                Position Held                    Or Appointed(1)
Timothy M. Hewitt           President                        March 31, 2000

Jerome A. Benkert, Jr.      Executive Vice President and     March 31, 2000
                            Chief Financial Officer

Ronald E. Christian         Senior Vice President,           March 31, 2000
                            General Counsel and Secretary

Timothy L. Burke            Vice President and Treasurer     March 31, 2000

M. Susan Hardwick           Vice President and Controller    March 31, 2000

Robert E. Heidorn           Deputy General Counsel,          March 31, 2000
                            Assistant Secretary and
                            Assistant Treasurer

Eric J. Schach              Vice President and               March 31, 2000
                            Chief Information Officer

Thomas J. Zabor             Vice President,                  March 31, 2000
                            Employee Relations



(1) Each of the officers has served continuously since the dates indicated unless otherwise noted.


Part II


Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters

       All of the outstanding shares of Indiana Gas' common stock are owned by Indiana Energy, Inc. at December 31, 1999. With the consumation of the merger, Vectren now owns all of common stock of Indiana Gas. The common stock is not traded.

       During 1999, the company paid dividends of $7.0 million, $7.0 million, $7.3 million and $5.7 million in the first, second, third and fourth quarters, respectively.

       During 1998, the company paid dividends of $6.8 million, $6.8 million, $7.0 million and $6.9 million in the first, second, third and fourth quarters, respectively.


Item 6.   Selected Financial Data



                       INDIANA GAS COMPANY, INC.
                       AND SUBSIDIARY COMPANIES
                              (Thousands)

Year Ended December 31 (1)     1999     1998     1997(3)    1996      1995
Operating revenues           $431,361 $420,459  $528,058  $548,766  $445,057
Margin                        204,544  188,570   208,320   207,996   199,876
Operating expenses            158,843  146,569   178,741   156,837   145,627
Operating income               45,701   42,001    29,579    51,159    54,249
Other income - net              1,010      626     1,118     1,162     1,537
Interest expense               16,969   15,802    17,049    16,200    15,528
Net income                   $ 29,742 $ 26,825  $ 13,648  $ 36,121  $ 40,258

Ratio of earnings to fixed        3.6      3.5       2.2       4.4       4.9
charges

Common shareholder's equity  $248,622 $245,880  $246,406  $291,453  $280,832

Long-term debt (2)            211,849  191,964   165,000   139,733   193,693

                             $460,471 $437,844  $411,406  $431,186  $474,525

Total Assets                 $739,870 $686,757  $698,889  $750,928  $740,790

Total throughput              118,861  109,600   123,922   124,999   118,480

Annual heating degree days
    as a percent of normal        87%      79%      101%      105%       99%

Utility customers served -
    Average                   502,958  491,371   480,793   467,745   457,801



(1) On March 31, 2000, Indiana Energy and SIGCORP were merged into Vectren and Vectren now owns all of the outstanding shares of capital stock of Indiana Gas. Since Vectren has a December 31 fiscal year end, Indiana Gas changed its fiscal year end from September 30 to December 31 accordingly. This Form 10-K has been amended to reflect financial information for the entire fiscal years ended December 31, 1999, 1998 and 1997.

(2) Includes current maturities; excludes sinking fund requirements.

(3) Reflects the recording of pre-tax restructuring costs of $39.5 million in 1997 (see Item 8, Note 3).


Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

      Results of Operations

      Net income for Indiana Gas Company, Inc. and subsidiaries (Indiana Gas or the company) for the last three years were as follows:


      (Millions)    1999      1998    1997(1)
      Net Income   $29.7     $26.8     $13.6


      (1) Reflects restructuring costs of $24.5 million after-tax (see Growth Strategy and Corporate Restructuring).


      Margin (Operating Revenues Less Cost of Gas)
      In 1999, utility margin increased 8 percent ($16.0 million) when compared to 1998. The increase is primarily attributable to weather 8 percent colder than the same period last year, but 13 percent warmer than normal, and the addition of new residential and commercial customers.

      In 1998, utility margin decreased 9 percent ($19.8 million) when compared to 1997. The decrease is primarily attributable to weather 22 percent warmer than the prior year and 21 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

      In 1999, total system throughput (combined sales and transportation) increased 8 percent (8.4 MMDth) when compared to last year. In 1998, throughput decreased 11 percent (14.1 MMDth) when compared to 1997. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather

      Total average cost per dekatherm of gas purchased (average commodity and demand) was $3.01 in 1999, $3.65 in 1998 and $3.64 in 1997. The price changes are due primarily to changing commodity costs in the marketplace.

      Operating Expenses
      Operation and maintenance expenses increased $6.0 million in 1999 due in part to administrative and service fees paid to Indiana Gas' affiliate, IEI Services, LLC (IEI Services). Higher administrative service costs associated with the company's new customer information and work management systems and rental expense related to buildings previously owned also contributed to the increase. These increases were partially offset by the adjustment to the company's severance accrual originally recorded as part of the restructuring charge in 1997.

      Operation and maintenance expenses increased approximately $5.7 million in 1998 when compared to 1997. The increase is due primarily to administrative and service fees paid to Indiana Gas' affiliate, IEI Services, LLC (IEI Services) related to assets now owned by IEI Services. IEI Services began providing support services to Indiana Gas effective October 1, 1997 (see resulting lower depreciation and amortization below). The increase was offset somewhat by lower labor costs and related benefits resulting from work force reductions.

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

      Federal and state income taxes increased in 1999 and 1998 due primarily to changes in taxable income.

      Taxes other than income taxes increased in 1999 by approximately $1.8 million due to higher property tax expense, the result of additions to plant. Taxes other than income taxes decreased in 1998 due to lower property tax expense and reduced gross receipts tax expense.

      Interest Expense
      In 1999, interest expense increased 1.2 million compared to 1998. The increase is primarily due to an increase in average debt outstanding. Interest expense decreased in 1998 due to a decrease in interest rates, partially offset by an increase in the average outstanding debt.

      Other Operating Matters


      Indiana Energy and SIGCORP Merger
      On June 14, 1999, Indiana Energy and SIGCORP, Inc. (SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company named Vectren Corporation (Vectren). SIGCORP was an investor-owned energy and telecommunications company that through its subsidiaries provided electric and gas service to southwest Indiana and energy and telecommunication products and services throughout the Midwest and elsewhere.

      The merger was conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. On December 17, 1999, the merger was approved by the shareholders of each company. On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued an order approving the proposed merger. In approving the merger, the FERC concluded that the merger was in the public interest and would not adversely
      affect competition, rates or regulation.   On January 18, 2000, the
      Department of Justice informed the Companies that it had concluded its review of their Hart Scott Rodino notification filings and would take no further action. On March 8, 2000, approval was received from the SEC under the Public Utility Holding Company Act to consummate the merger. On March 31, 2000 the merger was completed.

      As provided for in the merger agreement, Indiana Energy shareholders received one share of Vectren common stock for each share of Indiana Energy held at the closing date. SIGCORP shareholders received 1.333 shares of Vectren common stock for each share of SIGCORP held at the March 31, 2000, closing date. The transaction was accounted for as a pooling of interests. The transaction was a tax-free exchange of shares.

      Indiana Gas Company, Inc. and Southern Indiana Gas and Electric Company, Inc., Indiana Energy's and SIGCORP's utility companies, are operating as subsidiaries of Vectren.

      Vectren, parent of Indiana Gas, has a December 31 fiscal year end. In order to be consistent with its parent company Indiana Gas has changed its fiscal year end from September 30 to December 31.

      Growth Strategy and Corporate Restructuring
      In April 1997, the Board of Directors of Indiana Energy approved a growth strategy designed to support the company's transition into a more competitive environment. As part of the current growth strategy, Indiana Energy (now Vectren) will endeavor to become a leading regional provider of energy products and services and to grow its consolidated earnings per share by an average of 10 percent annually through 2004. To achieve such earnings growth, Indiana Energy's (now Vectren's) aim is to grow the earnings contribution from non-regulated operations to over 35 percent of its total annual earnings by 2004 and to aggressively manage costs within its utility operations and non-regulated administrative services provider.

      During 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after-tax) for 1997 as described below.

      In July 1997, the company advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during 1997 related to the involuntary terminations planned under the company's specific near-term employee reduction plan, which was scheduled for completion by the end of 1999. These costs include separation pay in accordance with Indiana Gas' severance policy of $3.9 million, and net curtailment losses related to these employees' postretirement and pension benefits. As a result of initial work force reductions during September 1997 and primarily attrition thereafter, most of the reductions contemplated during the two year period and accrued originally have been achieved. During 1999, the company reviewed its remaining accruals for costs associated with the involuntary work force reductions. Taking into consideration an unexpectedly high level of voluntary terminations, the company determined that no additional significant involuntary work force reductions were likely to occur. In 1998, $2.2 million of involuntary termination benefits had been paid. As a result, the severance accrual and other operating expenses were reduced by $1.7 million during 1999.

      Indiana Gas' management also committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during 1997 to adjust the carrying value of those assets to estimated fair value. These assets have been sold or are no longer in use.
      ProLiance Energy, LLC
      ProLiance Energy, LLC (ProLiance), a nonregulated marketing affiliate of Indiana Energy, began providing natural gas and related services to Indiana Gas and Citizens Gas and Coke Utility (Citizens Gas) effective April 1, 1996.

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

      The company has evaluated the Year 2000 readiness of all IT hardware and software including the mainframe, network, servers, personal computers, system and application software and telecommunications. Almost all hardware was found to be in compliance as a result of projects conducted in 1997 and 1998. Replacements of major customer information and billing systems, which had already begun in 1997, were placed into service in January 1999. These new systems, driven by the need for additional functionality and business flexibility, are designed to be Year 2000 compliant and have been tested. Other maintenance and project activities conducted in 1998 and 1999 and activities scheduled for the remainder of 1999 have been initiated to bring the remaining software environment into compliance. The projects include replacements, upgrades and rewrites. The company's plan for IT items includes the following phases and timeline: (a) Assessment - completed in 1998, (b) Strategy - completed in 1998 and (c) Design, Implementation, Testing and Validation - completed as of December 31, 1999. The company did not find it necessary to postpone work on any other critical IT projects because of efforts to achieve Year 2000 compliance.

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

      The company has developed its contingency plan related to Year 2000 issues. This plan includes modifying the company's already existing plans for business resumption, information technology disaster recovery and gas supply contingencies, and considers, among other things, alternate recovery locations, backup power generation, adequate material supplies and personnel requirements. The company's contingency plan was filed with the IURC, and was tested and refined as needed by December 31, 1999.

      Total costs expected to be incurred by the company to remedy its Year 2000 issues were originally estimated at $1.5 million, which included costs to replace certain existing systems sooner than had been planned. The total expenditures for the remedy of Year 2000 issues approximated the original estimate.

      Management believes that Year 2000 issues have been addressed on a schedule and in a manner that will prevent such issues from having a material impact on the company's financial position or results of operations.

      No significant issues have been encountered related to the year 2000 issue through the date of this report.

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

      Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage from three insurance carriers, with the trial scheduled for early 2000. As of December 31, 1999, Indiana Gas has recorded settlements from other insurance carriers in an aggregate amount of approximately $15.5 million. As of December 31, 1999, agreements in principle have been reached with each of these insurers.

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

      New Accounting Standards
      In 1999, the company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in annual and interim financial reports issued to shareholders. Indiana Gas has no reportable segments.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the effective date of SFAS 133. ProLiance, an equity investment of Indiana Energy (now Vectren) at December 31, 1999, utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. The standard will be effective for ProLiance in 2001. ProLiance has not yet quantified the impact of adopting this statement on its financial position or results of operations. Likewise, Indiana Gas has not yet quantified the impact of adopting this statement on its financial position or results of operations.

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

      New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Total capital required to fund capital expenditures and refinancing requirements for 1998 and 1999, along with estimated amounts for 2000 through 2002, is as follows:


      Thousands                   1998     1999    2000     2001     2002
      Capital expenditures     $ 55,320 $ 62,880 $ 57,700 $ 58,050 $ 54,000
      Refinancing requirements   93,000   10,000        -        -    3,000
                               $148,320 $ 72,880 $ 57,700 $ 58,050 $ 57,000


      Indiana Gas' long-term goal is to internally fund at least 75 percent of its capital expenditure program. This has helped Indiana Gas maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa2 by Moody's Investors Service and AA- by Standard & Poor's Corporation. In 1999, 57 percent of
      Indiana Gas' capital expenditures were funded internally (i.e., from net income less dividends plus charges to net income not requiring funds). In 1998, 57 percent of capital expenditures were provided by funds generated internally. External funds required for the 1999 construction program were obtained primarily through short-term debt. Indiana Gas' ratio of earnings to fixed charges for 1999 was 3.6 (see Exhibit 12).

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

      Forward-Looking Information

      A "safe harbor" for forwarding-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of
      1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been and will be made in written documents and oral presentations of Indiana Gas and its subsidiaries. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in Indiana Gas and its subsidiaries' documents or oral presentations, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Indiana Gas and its subsidiaries' actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

         Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to fossil fuel costs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; unanticipated changes to electric energy supply costs, or availability due to demand, shortages, transmission problems or other developments; or electric transmission or gas pipeline system constraints.

         Increased competition in the energy environment including effects of industry restructuring and unbundling.

         Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments made under traditional regulation, and the frequency and timing of rate increases.

         Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission (Commission), the Federal Energy Regulatory Commission, state public utility commissions, state entities which regulate natural gas transmission, gathering and processing, and similar entities with regulatory oversight.

         Economic conditions including inflation rates and monetary fluctuations.

         Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.

         Availability or cost of capital, resulting from changes in Indiana Gas and its subsidiaries, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

         Employee workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

         Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

         Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in periodic filings made with the Commission by Indiana Gas.

         Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

      Indiana Gas and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, other factors affecting such statements.


Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

       Indiana Gas' (the company's) debt portfolio contains a substantial amount of fixed-rate long-term debt and, therefore, does not expose the company to the risk of material earnings or cash flow loss due to changes in market interest rates. At December 31, 1999, the company was not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.


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


      /s/ Timothy S. Hewitt
      Timothy S. Hewitt
      President


      Report of Independent Public Accountants

      To the Shareholders and Board of Directors of Indiana Gas Company,
      Inc.:

      We have audited the accompanying consolidated balance sheets and schedules of long-term debt of Indiana Gas Company, Inc. (an Indiana corporation and wholly owned subsidiary of Indiana Energy, Inc.) and subsidiary companies as of December 31, 1999 and 1998, and the related consolidated statements of income, common shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Indiana Gas Company, Inc. and subsidiary companies, as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming our opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)-2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                  /s/ Arthur Andersen LLP
                                                  Arthur Andersen LLP
      Indianapolis, Indiana,
      May 12, 2000.


                      INDIANA GAS COMPANY, INC.
                      AND SUBSIDIARY COMPANIES

                     CONSOLIDATED BALANCE SHEETS
                               ASSETS
                             (Thousands)


                                                Year Ended December 31
                                                   1999        1998
UTILITY PLANT
   Original Cost                               $1,005,304    $946,602
    Less - accumulated depreciation and           407,887     376,133
       amortization
                                                  597,417     570,469

CURRENT ASSETS
    Cash and cash equivalents                         353          20
    Accounts receivable less reserves of
       $1,739 and $1,749, respectively             37,058      28,668
    Accrued unbilled revenue                       36,634      40,577
    Liquified petroleum gas at average                815         892
       cost
    Gas in underground storage - at last           11,627      18,150
       in, first out cost
    Prepaid gas delivery services                  20,937           -
    Prepayments and other                          16,468      10,928
                                                  123,892      99,235

DEFERRED CHARGES AND OTHER ASSETS
     Unamortized debt discount and                 11,906      12,653
       expense
     Regulatory income tax asset                    2,741       1,778
     Other                                          3,914       2,622

                                               $  739,870    $686,757

The accompanying notes are an integral part of these consolidated financial statements.





                      INDIANA GAS COMPANY, INC.
                      AND SUBSIDIARY COMPANIES

                     CONSOLIDATED BALANCE SHEETS
                SHAREHOLDER'S EQUITY AND LIABILITIES
                             (Thousands)

                                                Year Ended December 31
                                                   1999        1998
CAPITIALIZATION
     Common stock and paid-in captial            $142,995    $142,995
     Retained earnings                            105,627     102,885
     Total common shareholder's equity            248,622     245,880
     Long-term debt                               211,849     181,964
                                                  460,471     427,844

CURRENT LIABILITIES
     Maturities and sinking fund                        -      10,000
        requirements of long term debt
     Notes payable                                 82,172      48,675
     Accounts payable                              37,111      32,547
     Refundable gas costs                          10,204      14,343
     Customer deposits and advance                 11,817      22,416
        payments
     Accrued taxes                                 16,208       9,848
     Accrued interest                               5,252       4,746
     Other current liabilities                     12,697      14,245
                                                  175,461     156,820

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes                         61,061      60,580
     Accrued postretirement benefits               28,474      25,884
        other than pensions
     Unamortized investment tax credits             8,152       9,082
     Other                                          6,251       6,547
                                                  103,938     102,093

                                                 $739,870    $686,757

The accompanying notes are an integral part of these consolidated financial statements.




                   INDIANA GAS COMPANY, INC.
                   AND SUBSIDIARY COMPANIES

               CONSOLIDATED STATEMENTS OF INCOME
                          (Thousands)


                                        Year Ended December 31
                                       1999      1998      1997
OPERATING REVENUE                     $431,361  $420,459 $528,058

COST OF GAS                            226,817   231,889  319,738
MARGIN                                 204,544   188,570  208,320

OPERATING EXPENSES
  Operation and maintenance             91,829    85,871   80,156
        Restructuring costs                  -         -   39,531
        Depreciation and                34,585    32,758   34,340
           amortization
        Income taxes                    16,734    14,058    7,813
        Taxes other than                15,695    13,882   16,901
           income taxes
Total Operating Expenses               158,843   146,569  178,741

OPERATING INCOME                        45,701    42,001   29,579

OTHER INCOME - NET                       1,010       626    1,118

INCOME BEFORE INTEREST EXPENSE          46,711    42,627   30,697

INTEREST EXPENSE                        16,969    15,802   17,049

NET INCOME                             $29,742   $26,825  $13,648

The accompanying notes are an integral part of these consolidated financial statements.




                    INDIANA GAS COMPANY, INC.
                    AND SUBSIDIARY COMPANIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Thousands)


                                             Years Ended December 31
                                              1999     1998     1997
CASH FLOWS FROM OPERATIONS
     Net Income                              $29,742  $26,825  $13,648

     Adjustments to reconcile net income
     to cash

     Provided from operating activities -

              Non cash restructuring costs         -        -   32,838
              Depreciation and amortization   34,585   32,758   34,340
              Deferred income taxes             (482)   1,192  (12,645)
              Investment tax credit             (930)    (930)    (930)
              Gain on sale of assets               -   (1,219)       -
                                              33,173   31,801   53,603

    Changes in assets and liabilities
              Receivables - net               (4,447)  30,073  (17,001)
              Inventories                      5,708   (1,193)  21,231
              Accounts payable, customer
                deposits, advance
                payments, current
                liabilities                   (8,646) (24,277) (11,901)
              Accrued taxes and interest       6,866  ( 7,610)   3,736

              Refundable gas costs            (4,139)   4,010   27,282

              Prepaid gas delivery
                 service                     (20,937)       -   (2,613)

              Prepayments                     (3,585)  (1,072)       -

              Accrued postretirement           2,590    2,140    7,916
              benefits other than pension

              Other - net                        506    4,916    3,802

              Total adjustments                7,089   38,788   86,055

    Net cash flows from operations            36,831   65,613   99,703


CASH FLOWS FROM (REQUIRED FOR) FINANCING
OPERATIONS

          Sale of long term debt              30,000   60,000   50,000
          Reduction in long term debt        (10,115) (33,036) (59,733)
          Net change in short term            33,497  (20,325)   6,000
              borrowings
          Dividends on common stock          (27,000) (27,500) (26,500)

    Net cash flows from (required for)
       financing operations                   26,382  (20,861) (30,233)


CASH FLOWS FROM (REQUIRED FOR) INVESTING
ACTIVITIES
          Capital Expenditures               (62,880) (55,320) (68,271)

          Proceeds from sale of assets             -    9,204        -

    Net cash flows required for
        investing activities                 (62,880) (46,116) (68,271)

NET INCREASE (DECREASE) IN CASH                  333   (1,364)   1,199


CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                               20    1,384      185

CASH AND CASH EQUIVALENTS AT END OF         $    353  $    20  $ 1,384
PERIOD

The accompanying notes are an integral part of these consolidated financial statements.




                      INDIANA GAS COMPANY, INC.
                      AND SUBSIDIARY COMPANIES

       CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                             (Thousands)


                               Common Stock and
                                Paid-in Capital       Retained
                               Shares      Amount     Earnings     Total
Balance at December 31, 1996  9,080,770   $142,995    $148,458    $291,453

Net income                                              13,648      13,648

Common stock dividends                                 (26,500)    (26,500)

Noncash Dividend                                       (32,195)    (32,195)

Balance at December 31, 1997  9,080,770    142,995     103,411     246,406

Net income                                              26,825      26,825

Common stock dividends                                 (27,500)    (27,500)

Other                                                      149         149

Balance at December 31, 1998  9,080,770    142,995     102,885     245,880

Net income                                              29,742      29,742

Common stock dividend                                  (27,000)    (27,000)


Balance at December 31, 1999  9,080,770   $142,995    $105,627    $248,622


The accompanying notes are an integral part of these consolidated financial statements.



                                 INDIANA GAS COMPANY, INC.
                                 AND SUBSIDIARY COMPANIES

                         Consolidated Schedules of Long Term Debt
                                  (Thousands - Unaudited)

 						                                                 December 31
					                Total	Due Within  	        1999   	  1998
					             Outstanding     One Year                 Balance	Balance
Long-term debt - Utility      	Due Date
Notes Payable

	5.75% Series F		January 15, 2003	    $ 15,000 	 $      - 	      $ 15,000 	 $ 15,000
	6.36% Series F		December 6, 2004	      15,000 	     		        15,000	   15,000
	6.54% Series E		July 9, 2007	       6,500 	    		         6,500	    6,500
	6.69% Series E		June 10, 2013	       5,000 	           	         5,000	    5,000
	7.15% Series E		March 15, 2015	       5,000 	    	   	         5,000 	    5,000
	6.69% Series E		December 21, 2015	       5,000 	    	  	         5,000 	    5,000
	6.69% Series E		December 29, 2015	      10,000 	   	 	        10,000 	   10,000
	9.375%		      January 15, 2021	      25,000 	   		        25,000 	   25,000
	9.125% Series A		February 15, 2021	       7,000 	    		         7,000 	    7,000
	6.31% Series E		June 10, 2025	       5,000 	    		         5,000 	    5,000
	6.53% Series E		June 10, 2025	      10,000 	   		        10,000       10,000
	6.42% Series E		July 7, 2027	       5,000 	    		         5,000 	    5,000
	6.68% Series E		July 7, 2027	       3,500 	    	 	         3,500 	    3,500
	6.34% Series F		December 10, 2027	      20,000 	   	     	        20,000 	   20,000
	6.75% Series F		March 15, 2028	      14,849 	   	    	        14,849 	   14,964
	6.36% Series F		May 1, 2028	      	10,000 	   	   	        10,000 	   10,000
	6.55% Series F		June 30, 2028	      20,000 	   	   	        20,000 	   20,000
	7.08% Series G		October 5, 2029	      30,000 	                    30,000            -
Total Long-term debt				          $211,849 	 $      - 	      $211,849 	 $181,964


The accompanying notes are an integral part of these consolidated schedules.




Notes to Consolidated Financial Statements

  1.  Indiana Energy, Inc. and SIGCORP, Inc. Merger
      Indiana Gas Company, Inc. and its subsidiaries (Indiana Gas or the company) provide natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. It was incorporated under the laws of the state of Indiana on July 16, 1945.
      Prior to March 31, 2000, all of the outstanding shares of common stock of the company were owned by Indiana Energy, Inc. (Indiana Energy), a public utility holding company.

      On June 14, 1999, Indiana Energy and SIGCORP, Inc.
      (SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company named Vectren Corporation (Vectren). SIGCORP was an investor-owned energy and telecommunications company that through its subsidiaries provided electric and gas service to southwest Indiana and energy and telecommunication products and services throughout the Midwest and elsewhere.

      The merger was conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. On December 17, 1999, the merger was approved by the shareholders of each company. On December 20, 1999, the Federal Energy
      Regulatory Commission (FERC) issued an order approving the proposed merger. In approving the merger, the FERC concluded that the merger was in the public interest and would not adversely affect competition, rates or regulation. On January 18, 2000, the Department of Justice informed the Companies that it had concluded its review of their Hart Scott Rodino notification filings and would take no further action. On March 8, 2000, approval was received from the (SEC) under the Public Utility
      Holding Company Act to consummate the merger. The merger was therefore completed on March 31, 2000.

      As provided for in the merger agreement, Indiana
      Energy shareholders received one share of Vectren common stock for each share of Indiana Energy held at the March 31, 2000 closing date. SIGCORP shareholders received 1.333 shares of Vectren common stock for each share of SIGCORP held at the March 31, 2000 closing date. The transaction was accounted for as a pooling of interests. The transaction was a tax-free exchange of shares.

      Indiana Gas Company, Inc. and Southern Indiana Gas and Electric Company, Inc. (SIGECO), are operating as subsidiaries of Vectren.

      Vectren has a December 31 fiscal year end. In order to report Indiana Gas's financial operations on a consistent basis with Vectren Corporation, Indiana
      Gas changed its year end from September 30 to December 31. This was reported in a Form 8-K filed on April 14, 2000. Indiana Gas is reporting its transition period of October 1, 1999 to December 31,
      1999 in this amended Form 10-K. This amended 10-K has been prepared to reflect the entire fiscal years ended December 31, 1999, 1998 and 1997.

  2.  Summary of Significant Accounting Practices

      A.  Utility Plant and Depreciation
      Except as described below, utility plant is stated at the original cost and includes allocations of payroll-related costs and administrative and general expenses, as well as an allowance for the cost of funds used during construction. Upon normal retirement of a depreciable unit of property, the cost is credited to utility plant and charged to accumulated depreciation together with the cost of removal, less any salvage. No gain or loss is recognized upon normal retirement.

      Provisions for depreciation of utility property are determined by applying straight-line rates to the original cost of the various classifications of property. The average depreciation rate was
      3.5 percent for 1999, 3.5 percent for 1998, and 3.7 percent for 1997.

      Cost in excess of underlying book value of acquired gas distribution companies is reflected as a component of utility plant and is being amortized primarily over 40 years.

      B.  Unamortized Debt Discount and Expense
      Indiana Gas was authorized as part of an August 17, 1994, order from the Indiana Utility Regulatory Commission (IURC) to amortize over a 15-year period the debt discount and expense related to new debt issues and future premiums paid for debt reacquired in connection with refinancing. Debt discount and expense for issues in place prior to this order are being amortized over the lives of the related issues. Premiums paid prior to this order for debt reacquired in connection with refinancing are being amortized over the life of the refunding issue.

      C.  Cash Flow Information
      For the purposes of the Consolidated Statements of Cash Flows, the company considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


      Thousands                                1999     1998      1997
      Interest (net of amount capitalized)  $ 16,463  $ 15,356  $ 16,852
      Income taxes                          $ 21,921  $ 25,717  $ 16,919


      D.  Revenues
      To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

      E.  Gas in Underground Storage
      Gas in underground storage at December 31, 1999, was $11.6 million compared to $18.2 million at December 31, 1998. This decrease is the result of the replacement of contract storage with increased delivery services.

      Based on the average cost of purchased gas during the twelve months ended December 31, 1999, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at December 31, 1999, by approximately $11.6 million.

      F.  Refundable or Recoverable Gas Cost
      The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred and are being recovered or refunded in accordance with procedures approved by the IURC.

      G.  Allowance For Funds Used During Construction
      An allowance for funds used during construction (AFUDC), which represents the cost of borrowed and equity funds used for construction purposes, is charged to construction work in progress during the period of construction and included in "Other Income - net" on the Consolidated Statements of Income. An annual AFUDC rate of 6.0 percent was used for 1999 and 1998, while an annual rate of 7.5 percent was used for 1997.

      The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.


      Thousands                            1999      1998     1997
      AFUDC - borrowed funds             $   362   $   303  $   594
      AFUDC - equity funds                   443       341      486
      Total AFUDC capitalized            $   805   $   644  $ 1,080


      H.  Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      I.  Regulatory Assets and Liabilities
      Indiana Gas is subject to the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). Regulatory assets represent probable future revenue to Indiana Gas associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheet as of December 31 (in thousands) relate to the following:


      Regulatory Assets                                 1999         1998
      Postretirement benefits other than pensions     $     442    $  2,239
      Unamortized debt discount and expense              11,906      12,653
      Amounts due from customers - income taxes, net      2,741       1,778
      Deferred acquisition costs                            650         671
                                                      $  15,739    $ 17,341

      Regulatory Liabilities
      Refundable Gas Costs                            $  10,204    $ 14,343



      Of the above December 31, 1999 balances, $3.4 million is earning a return, which is comprised of Amounts due from customers - income taxes, net and Deferred acquisition costs.

      The remaining net assets of $0.3 million, while consisting of items included in rates but not earning a return, are being recovered over varying periods. Postretirement benefits other than pensions will be fully recovered over less than one year. Unamortized debt discount and expense will be recovered as discussed in Note 2C. Refundable gas costs will be refunded as discussed in Note 2G.

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

      During 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after-tax) for 1997 as described below.

      In July 1997, the company advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during 1997 related to the involuntary terminations planned under the company's specific near-term employee reduction plan, which was scheduled for completion by the end of 1999. These costs include separation pay in accordance with Indiana Gas' severance policy of $3.9 million, and net curtailment losses related to these employees' postretirement and pension benefits. As a result of initial work force reductions during September 1997 and primarily attrition thereafter, most of the reductions contemplated during the two year period and accrued originally have been achieved. During 1999, the company reviewed its remaining accruals for costs associated with the involuntary work force reductions. Taking into consideration an unexpectedly high level of voluntary terminations, the company determined that no additional significant involuntary work force reductions were likely to occur. In 1998, $2.2 million of involuntary termination benefits had been paid. As a result, the severance accrual and other operating expenses were reduced by $1.7 million during year 1999.

      Indiana Gas' management also committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during 1997 to adjust the carrying value of those assets to estimated fair value. These assets have been sold or are no longer in use.

      4.  Short-Term Borrowings
      Effective in March 1999, Indiana Gas implemented a $100 million commercial paper program. Indiana Gas' commercial paper is priced to the public at a rate determined by current money market conditions. At December 31, 1999 Indiana Gas had approximately $82.2 million outstanding.

      In addition to Indiana Gas' $100 million committed facility for its commercial paper program, Indiana Gas has an aggregate $20 million line of credit. At December 31, 1999, Indiana Gas had no outstanding bank loans. These lines are renewable annually. Indiana Gas compensates the participating banks with arrangements that vary from no commitment fees to a combination of fees that are mutually agreeable. Notes payable to banks bore interest at rates negotiated with the banks at the time of borrowing. Indiana Gas' Board of Directors has authorized short-term borrowings of up to $150 million.

      Commercial paper and bank loans outstanding during the reported periods were as follows:



      Thousands                                            1999(1)   1998(2)  1997(2)
      Outstanding at year end                             $ 83,000  $ 48,675 $ 71,000
      Weighted average interest rates at year end             6.3%      5.8%     6.0%
      Weighted average interest rates during the year         5.5%      5.7%     5.5%
      Weighted average total outstanding during the year  $ 38,068  $ 35,734 $ 29,800
      Maximum total outstanding during the year           $ 93,200  $ 50,950 $ 71,000

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

      6.  Fair Value of Financial Instruments
      The estimated fair values of the company's financial instruments were as follows:


                                     December 31, 1999       December 31, 1998
                                     Carrying     Fair       Carrying     Fair
      Thousands                       Amount     Value        Amount     Value
      Cash and cash equivalents      $    353    $    353    $     20   $     20
      Notes payable                  $ 82,172    $ 82,172    $ 48,675   $ 48,675
      Long-term debt (includes
        amounts due within one year) $211,849    $188,976    $181,964   $162,000


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

      Under current regulatory treatment, call premiums on reacquisition of long-term debt are generally recovered in customer rates over the life of the refunding issue or over a 15-year period (see Note
      2C). Accordingly, any reacquisition would not be expected to have a material effect on the company's financial position or results of operations.

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

      During the three years ended December 31, 1999, net periodic pension benefit was $(1,183), $(1,053) and $(504), respectively. For the same three years, net periodic postretirement benefit expense other than pensions was $4,780, $6,317 and $7,375, respectively. The prepaid pension benefit cost reflected in the accompanying balance sheet is $6,291 and $4,548 as of Decmeber 31, 1999 and December 31, 1998. The accrued postretirement benefit cost reflected in the accompanying balance sheet is $28,474 and $25,884 as of December 31, 1999 and December 31, 1998.

      The detailed disclosures of benefit components that follow are based on an actuarial valuation performed for the September 30, 1999, 1998, and 1997 financial statements using a measurement date as of June 30, 1999. In management's opinion, the disclsoures required as of and for the years ended December 31, 1999, 1998 and 1997 would not differ materially from those presented below.

                                 Pension Benefits        Other Benefits
      Thousands               1999    1998    1997    1999     1998     1997
      Service cost          $ 1,617 $ 1,133 $ 1,268  $   738  $   608  $   770
      Interest cost           4,887   4,504   4,847    3,098    3,075    3,311
      Expected return
        on plan assets       (7,310) (6,393) (6,606)       -        -        -
      Amortization of
        transition
        obligation (asset)     (316)   (316)   (309)   1,955    1,955    2,280
      Amortization of
        loss (gain)
        and other               108     (19)    884     (149)   1,354    1,397
      Net periodic
        benefit cost        $(1,014)$(1,091) $   84  $ 5,642  $ 6,992  $ 7,758


      A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in the company's statement of financial position follows:


                                        Pension Benefits        Other Benefits

      Thousands                         1999      1998          1999      1998
      Benefit obligation at
        beginning of year              $76,708   $65,977      $47,501  $ 42,883
      Service cost                       1,617     1,133          738       608
      Interest cost                      4,887     4,504        3,098     3,075
      Actuarial loss
        (gain) and other                (9,216)    9,553       (5,373)    3,998
      Benefits paid                     (4,715)   (4,460)      (2,944)   (3,064)
      Benefit obligation at
        the end of the year             69,281    76,707       43,020    47,500

      Fair value of plan assets
        at beginning of year            97,628    87,801            -         -
      Actual return on plan assets       8,179    14,194            -         -
      Employer contributions               119        93        2,944     3,064
      Benefits paid                     (4,715)   (4,460)      (2,944)   (3,064)
      Fair value of plan assets
        at end of year                 101,211    97,628            -         -

      Funded status                     31,930    20,921      (43,020)  (47,500)
      Unrecognized prior service cost      374     3,602            -         -

      Unrecognized net obligation
        (assets) from transition          (882)   (1,198)      27,375    29,330
      Unrecognized net (gain)
        loss and other                 (25,965)  (19,371)     (12,224)    (6,999)
      Prepaid (accrued) benefit cost
        at end of year                $  5,457  $  3,954     $(27,869)  $(25,169)


      The aggregate benefit obligation and aggregate fair value of plan assets for pension plans with benefit obligations in excess of plan assets were, in thousands, $5,518 and $0, respectively as of December 31, 1999, and $5,503 and $0, respectively as of December 31, 1998.

      Weighted-average assumptions used in the accounting for these plans were as follows:


                             Pension Benefits        Other Benefits
      Thousands              1999       1998        1999       1998
      Discount rate          7.50%      6.75%       7.50%      6.75%
      Expected return
         on plan assets      9.00%      9.00%         n/a        n/a
      Rate of compensation
         increase            5.00%    5% to 5.5%      n/a        n/a
      CPI rate                n/a        n/a        3.50%      3.50%


      The assumed health care cost trend rate for medical gross eligible charges used in measuring the postretirement benefit obligation for the health care plan as of December 31, 1999, was 6.5 percent for 2000. This rate is assumed to decrease gradually through 2004 to 5.0 percent and remain at that level thereafter.

      A 1 percent change in the assumed health care cost trend rates for the company's postretirement health care plan would have the following effects:


      Thousands                                  1% Increase   1% Decrease
      Effect on the aggregate of the service
         and interest cost components             $     70      $    (63)

      Effect on the postretirement
         benefit obligation                       $    775      $   (701)


      The company also participates in Indiana Energy's defined contribution retirement savings plan which is qualified under sections 401(a) and 401(k) of the Internal Revenue Code. During 1999, 1998 and 1997, the company made contributions, in millions, to this plan of $1.2, $1.8 and $2.4, respectively.

      9.  Commitments
      Estimated capital expenditures for 2000 are $58 million. Lease commitments, in millions, are $2.4 in 2000, $1.5 in 2001, $1.5 in 2002, $1.4 in 2003, $1.0 in 2004 and $3.7 in total for all later years. There are no leases that extend beyond 2036. Indiana Gas has storage and supply contracts that extend up to 6 years. Total lease expense was $2.0 in 1999, approximately $1.0 in 1998 and approximately $2.2 in 1997.

      The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on the financial position or results of operations of the Company.

      10.  Income Taxes
      Indiana Energy, Inc. and subsidiary companies file a consolidated federal income tax return. Indiana Gas' current and deferred tax expense is computed on a separate company basis. The components of consolidated income tax expense for Indiana Gas were as follows:


      Thousands                             1999      1998      1997
      Current:
         Federal                          $15,702   $11,828   $18,436
         State                              2,444     1,968     2,952
                                           18,146    13,796    21,388
      Deferred:
         Federal                             (484)    1,067   (11,703)
         State                                  2       125      (942)
                                             (482)    1,192   (12,645)

      Amortization of investment
         tax credits                         (930)     (930)     (930)
      Consolidated income tax expense     $16,734   $14,058  $  7,813


      The recording of restructuring costs of $39.5 million in 1997 had the effect of decreasing deferred income tax expense by approximately $15.0 million.

      Effective income tax rates were 36.01 percent, 34.39 percent and
      36.41 percent of pretax income for 1999, 1998 and 1997, respectively. This compares with a combined federal and state income tax statutory rate of 37.93 percent for all years reported. Individual components of these rate differences were not significant except investment tax credit which amounted to (2.0%) in 1999, (2.3%) in 1998 and (4.3%) in 1997.

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

      Significant components of Indiana Gas' net deferred tax liability as of December 31, 1999, and 1998, are as follows:


      Thousands                                 1999       1998
      Deferred tax liabilities:
         Accelerated depreciation            $ 52,414   $ 50,708
         Property basis differences             6,527      7,272
         Acquisition adjustment                 5,861      6,050
         Other                                  5,101      4,756
      Deferred tax assets:
         Deferred investment tax credit        (3,092)    (3,445)
         Regulatory income tax asset
             (liability)                         (649)        (5)
      Less deferred income taxes related
         to current assets and liabilities     (5,101)    (4,756)
      Balance as of December 31              $ 61,061   $ 60,580


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

      Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Based upon the site work completed to date, Indiana Gas believes that a level of contamination that may require some level of remedial activity may be present at a number of the sites. Removal activities have been conducted at several sites and a remedial investigation/feasibility study (RI/FS) has been completed at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management (IDEM), with a Record of Decision (ROD) expected to be issued by IDEM in 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to IDEM's Voluntary Remediation Program (VRP) and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

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

      Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers, with the trial scheduled for early 2000. As of December 31, 1999, Indiana Gas has recorded settlements from other insurance carriers in an aggregate amount of approximately $15.5 million. Subsequent to December 31, 1999, an agreement in principle has been reached with all of these insurers.

      These environmental matters have had no material impact on earnings since costs recorded to date approximate insurance settlements received. While Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

      12.  Affiliate Transactions
      ProLiance Energy, LLC (ProLiance), a non-regulated marketing affiliate of Indiana Energy, began providing natural gas supply and related services to Indiana Gas effective April 1, 1996. Indiana Gas' purchases from ProLiance for resale and for injections into storage for 1999, 1998 and 1997 totaled $240.7 million, $232.2 million and $311.7 million, respectively.

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

      CIGMA, LLC, owned jointly and equally by IGC Energy, Inc., an indirect wholly owned subsidiary of Indiana Energy, and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas, provides materials acquisition and related services that are used by Indiana Gas. Indiana Gas' purchases of these services during 1999 and 1998 totaled $17.3 million and $15.9 million, respectively.

      IEI Services, a wholly owned subsidiary of Indiana Energy, provides information technology, financial, human resources, building and fleet services. Amounts billed by IEI Services to Indiana Gas for 1999 and 1998 were $31.4 million and $25.9 million, respectively.

      Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

      Amounts owed to affiliates totaled $28.8 million and $27.9 million at December 31, 1999 and 1998, respectively, and are included in Accounts Payable on the Consolidated Balance Sheets.

      Amounts due from affiliates totaled $3.0 million and $2.0 million at December 31, 1999 and 1998, respectively, and are included in Accounts Receivable on the Consolidated Balance Sheets.

      13.  New Accounting Standards
      For 1999, the company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in annual and interim financial reports issued to shareholders. Indiana Gas has no reportable segments.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the effective date of SFAS 133. ProLiance utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. SFAS 133 is now effective for ProLiance and Indiana Gas in 2001. ProLiance has not yet quantified the impact of adopting this statement on its financial position or results of operations. Likewise, Indiana Gas has not quantified the impact of adopting this statement on its financial position or results or operations.

      14.  Summarized Financial Data (Unaudited)
      Summarized quarterly financial data (in thousands of dollars) for 1999 and 1998 are as follows:


      1999: THREE MONTHS ENDED      MAR. 31 JUNE 30  SEP. 30  DEC. 31
      Operating revenues           $161,484 $72,131  $60,499 $137,247
      Operating income (loss)        27,876   4,183  (2,086)   15,728
      Net income (loss)              23,998     639  (5,791)   10,896

      1998: THREE MONTHS ENDED      MAR. 31 JUNE 30  SEP. 30  DEC. 31
      Operating revenues           $163,131 $70,560  $61,821 $124,947
      Operating income (loss)        23,428   3,929  (1,933)   16,577
      Net income (loss)              19,258     321  (5,285)   12,531


      Note: Because of the seasonal factors that significantly affect the companies' operations, the results of operations for interim periods within years are not comparable.



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

       Contained in the Indiana Energy Form 10-K, Summary Compensation Table, Column C and Column D, Salary Amounts and Bonus Amounts, are some compensation dollars which are allocated to subsidiaries of Indiana Energy other than Indiana Gas. The named executives received the following compensation, including Bonus, for the years ended December 31, 1999, 1998 and 1997, as it relates to only Indiana Gas.


                            1999         1998         1997
Lawrence A. Ferger         $510,418     $620,335   $556,769

Paul T. Baker               398,395      406,862    367,154
Niel C. Ellerbrook          347,167      296,777    278,703
Anthony E. Ard              189,278      182,177    214,730
Timothy M. Hewitt           208,539      200,010    228,661


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

       (a)-1     Financial Statements


                                                      Location in 10-K
       Report of Independent Public Accountants           Item 8


       Consolidated Statements of Income - 1999,
       1998 and 1997                                      Item 8


       Consolidated Statements of Cash Flows - 1999,
       1998 and 1997                                      Item 8


       Consolidated Balance Sheets at December 31,
       1999 and 1998                                      Item 8


       Consolidated Statements of Common
       Shareholder's Equity - 1999, 1998 and 1997         Item 8


       Consolidated Schedules of Long-Term Debt
       as of December 31, 1999 and 1998                  Item 8

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

                    Item 5.   Other Events

                    Item 7.   Exhibits

                          99  Financial Analyst Report - Fourth Quarter 1999



                              EXHIBIT INDEX

  Exhibit No.         Description               Reference
2-A             Agreement and Plan of    Exhibit 2 to Indiana
                Merger dated as of       Energy's Current
                June 11, 1999, among     Report on Form 8-K
                Indiana Energy, Inc.,    dated as of June 11,
                SIGCORP, Inc. and        1999, and filed as of
                Vectren Corporation.     June 15, 1999.

2-B             Amendment No.1, dated    Exhibit 2 to Indiana
                December 14, 1999 to     Energy's Current
                Agreement and Plan of    Report on Form 8-K
                Merger (Set forth in 2-  dated as of December
                A, above)                16, 1999, and filed as
                                         of December 16, 1999.
2-C             Asset Purchase           Exhibit 2 and 99.1 to
                Agreement dated          Indiana Energy, Inc.
                December 14, 1999        Current Report on Form
                between Indiana          8-K dated as of
                Energy, Inc., Dayton     December 14, 1999 and
                Power and Light Co.,     filed as of December
                Inc. and Number -3CHK    28, 1999.
                with commitment letter
                for 364-Day Credit
                Facility dated
                December 16, 1999

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

10-A            Employment Agreement     Exhibit 10-A to
                between Indiana          Indiana Energy, Inc.'s
                Energy, Inc. and         Quarterly Report on
                Lawrence A. Ferger       Form 10-Q for the
                effective January 1,     quarterly period ended
                1999.                    December 31, 1998.
10-B            Employment Agreement     Exhibit 10-B to
                between Indiana          Indiana Energy, Inc.'s
                Energy, Inc. and Niel    Quarterly Report on
                C. Ellerbrook            Form 10-Q for the
                effective January 1,     quarterly period ended
                1999.                    December 31, 1998.
10-C            Employment Agreement     Exhibit 10-C to
                between Indiana          Indiana Energy, Inc.'s
                Energy, Inc. and Paul    Quarterly Report on
                T. Baker effective       Form 10-Q for the
                January 1, 1999.         quarterly period ended
                                         December 31, 1998.
10-D            Employment Agreement     Exhibit 10-D to
                between Indiana          Indiana Energy, Inc.'s
                Energy, Inc. and         Quarterly Report on
                Anthony E. Ard           Form 10-Q for the
                effective January 1,     quarterly period ended
                1999.                    December 31, 1998.
10-E            Employment Agreement     Exhibit 10-E to
                between Indiana          Indiana Gas Company,
                Energy, Inc. and         Inc.'s Quarterly
                Timothy M. Hewitt,       Report on Form 10-Q
                effective January 1,     for the quarterly
                1999.                    period ended December
                                         31, 1998.
10-F            Indiana Energy, Inc.     Exhibit 10-G to
                Unfunded Supplemental    Indiana Energy, Inc.'s
                Retirement Plan for a    Quarterly Report on
                Select Group of          Form 10-Q for the
                Management Employees     quarterly period ended
                as amended and           December 31, 1998.
                restated effective
                December 1, 1998.
10-G            Indiana Energy, Inc.     Exhibit 10-H to
                Nonqualified Deferred    Indiana Energy, Inc.'s
                Compensation Plan        Quarterly Report on
                effective January 1,     Form 10-Q for the
                1999.                    quarterly period ended
                                         December 31, 1998.
10-H            Indiana Energy, Inc.     Exhibit 10-I to
                Executive Restricted     Indiana Energy, Inc.'s
                Stock Plan as amended    Quarterly Report on
                and restated             Form 10-Q for the
                effective December 1,    quarterly period ended
                1998.                    December 31, 1998.
10-I            Indiana Energy, Inc.     Exhibit 10-D to
                Annual Management        Indiana Energy's 1987
                Incentive Plan           Annual Report on Form
                effective October 1,     10-K.
                1987.
10-J            First Amendment to       Exhibit 10-Q to
                the Indiana Energy,      Indiana Energy's 1998
                Inc. Annual              Annual Report on Form
                Management Incentive     10-K.
                Plan (set forth in 10-
                I above) effective
                October 1, 1997.
10-K            Indiana Energy, Inc.     Exhibit 10-J to
                Directors' Restricted    Indiana Energy, Inc.'s
                Stock Plan, as           Quarterly Report on
                amended and restated     Form 10-Q for the
                effective December 1,    quarterly period ended
                1998.                    December 31, 1998.
10-L            Formation Agreement      Exhibit 10-C to
                among Indiana Energy,    Indiana Energy's
                Inc., Indiana Gas        Quarterly Report on
                Company, Inc., IGC       Form 10-Q for the
                Energy, Inc., Indiana    quarterly period ended
                Energy Services,         March 31, 1996.
                Inc., Citizens Gas &
                Coke Utility,
                Citizens Energy
                Services Corporation
                and ProLiance Energy,
                LLC, effective March
                15, 1996.
10-M            Gas Sales and            Exhibit 10-C to
                Portfolio                Indiana Gas' Quarterly
                Administration           Report on Form 10-Q
                Agreement between        for the quarterly
                Indiana Gas              period ended March 31,
                Company, Inc. and        1996.
                ProLiance Energy,
                LLC, effective
                March 15, 1996,
                for services to
                begin April 1,
                1996.
10-N            Amended appendices to    Exhibit 10-A to
                the Gas Sales and        Indiana Gas' Quarterly
                Portfolio                Report on Form 10-Q
                Administration           for the quarterly
                Agreement between        period ended March 31,
                Indiana Gas Company,     1999.
                Inc. and ProLiance
                Energy, LLC effective
                November 1, 1998.
10-O            Amended appendices to    Exhibit 10-O to
                the Gas Sales and        Indiana Gas Company,
                Portfolio                Inc.'s 1999 Annual
                Administration           Report on Form 10-K.
                Agreement between
                Indiana Gas Company,
                Inc. and ProLiance
                Energy, LLC effective
                November 1, 1999.
10-P            Indiana Energy, Inc.     Exhibit 10-O to
                Executive Restricted     Indiana Energy,
                Stock Plan as amended    Inc.'s 1998 Annual
                and restated             report on Form 10-
                effective October 1,     K.
                1998
10-Q            Indiana Energy, Inc.     Exhibit 10-B to
                Director's Restricted    Indiana Energy,
                Stock Plan as amended    Inc.'s Quarterly
                and restated             Report on Form 10-
                effective May 1, 1997    Q for the
                                         quarterly period
                                         ended June 30,
                                         1997.

12               Computation of Ratio
                 of Earnings
                 to Fixed Charges        Filed herewith.

21               Subsidiaries of
                 Indiana Gas
                 Company, Inc.           Filed herewith.

23               Consent of Independent
                 Public Accountants.     Filed herewith.

27               Financial Data
                 Schedule                Filed herewith.

99               Exhibits

                 99.1 Indiana            Exhibit 99.1 to
                 Energy, Inc. Form       Indiana Gas Company,
                 10-K as of September    Inc.'s 1999 Annual
                 30, 1999, Item 10       Report on Form 10-K.

                 99.2 Indiana            Exhibit 99.2 to
                 Energy, Inc. Form       Indiana Gas Company,
                 10-K as of September    Inc.'s 1999 Annual
                 30, 1999, Item 11       Report on Form 10-K.


                 99.3 Indiana            Exhibit 99.3 to
                 Energy, Inc. Form       Indiana Gas Company,
                 10-K as of September    Inc.'s 1999 Annual
                 30, 1999, Item 12       Report on Form 10-K.


                 99.4 Indiana            Exhibit 99.4 to
                 Energy, Inc. Form       Indiana Gas Company,
                 10-K as of September    Inc.'s 1999 Annual
                 30, 1999, Item 13       Report on Form 10-K.





                          INDIANA GAS COMPANY, INC.
                          AND SUBSIDIARY COMPANIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           YEARS ENDED DECEMBER 31

                                                             For Purposes
                                           Charged to        For Which
                               Beginning   Costs and         Reserves         Other    Ending
      Description        Year   Balance    Expenses   Other  Were Created    Charges   Balance
 RESERVE DEDUCTED FROM
   APPLICABLE ASSET

Reserve for
 uncollectible accounts  1997    $2,658     2,919        -        3,473          -     $2,104
                         1998    $2,104     3,408        -        3,763          -     $1,749
                         1999    $1,749     2,819        -        2,829          -     $1,739




                               SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INDIANA GAS COMPANY, INC.



Dated May 15, 2000                  /s/ Timothy M. Hewitt
                                    Timothy M. Hewitt
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   Signature                Title                   Date

/s/ Timothy S. Hewitt    President                 May 15, 2000



/s/ Jerome A. Benkert    Executive Vice President, May 15, 2000
Jerome A. Benkert        Chief Financial Offier
                         and Director



/s/ Ronald E. Christian  Senior Vice President,
Ronald E. Christian      General Counsel,
                         Secretary and Director    May 15, 2000




/s/ Timothy L. Burke     Vice President and        May 15, 2000
Timothy L. Burke         Treasurer


/s/ M. Susan Hardwick    Vice President and
M. Susan Hardwick        Controller                May 15, 2000



/s/ Neil C. Ellerbrook   Director                  May 15, 2000
Neil C. Ellerbrook




/s/ Andrew E. Goebel     Director                  May 15, 2000
Andrew E. Goebel




/s/ J. Gordon Hurst      Director                  May 15, 2000
J. Gordon Hurst

