Form 10-Q
period 2000-03-31
INDIANA GAS CO INC
filed 2000-05-15
CIK 50183

May 15, 2000



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Gas Company, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
March 31, 2000, pursuant to the requirements of
Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/James A. Hummel, II
James A. Hummel

JAH:tmw

Enclosures

          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value     9,080,770     April 30, 2000
         Class                   Number of shares      Date



                   TABLE OF CONTENTS


Part I - Financial Information

    Consolidated Balance Sheets
      at March 31, 2000 and 1999,
      and December 31, 1999

    Consolidated Statements of Income
      Three Months Ended March 31, 2000 and 1999, and Twelve Months Ended March 31, 2000 and 1999

    Consolidated Statements of Cash Flows
      Three Months Ended March 31, 2000 and 1999, and Twelve Months Ended March 31, 2000 and 1999

    Schedule of Long-term Debt
      at March 31, 2000 and 1999

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

    Quantitative and Qualitative Disclosure about Market Risk


Part II - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-

    Signatures




                             INDIANA GAS COMPANY, INC.
                             AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                                     Assets
                              (Thousands - Unaudited)


                                                        March 31          December 31
                                                   2000         1999         1999

Utility Plant
    Original cost                                 $ 1,019,811 $  958,685   $ 1,005,304
    Less - accumulated depreciation and
       amortization                                   415,781    384,207       407,887
                                                      604,030    574,478       597,417

Current Assets
    Cash and cash equivalents                           5,016      2,803           353
    Accounts receivable, less reserves of
        $2,553, $1,739 and $1,749, respectively        42,820     45,578        37,058
    Accrued unbilled revenues                          20,130     23,603        36,634
    Liquefied petroleum gas - at average cost             802        808           815
    Gas in underground storage - at last-in,
        first-out cost                                  4,146      6,106        11,627
    Prepaid gas delivery service                          114          -        20,937
    Prepayments and other                              14,253      9,402        16,468
                                                       87,281     88,300       123,892

Deferred Charges
    Unamortized debt discount and expense              11,671     12,419        11,906
    Regulatory income tax asset                           528      1,778         2,741
    Other                                               4,214      3,281         3,914
                                                       16,413     17,478        18,561

                                                 $    707,724 $  680,256  $    739,870


The accompanying notes are an integral part of these consolidated statements.





                                INDIANA GAS COMPANY, INC.
                                AND SUBSIDIARY COMPANIES

                               CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
                                  (Thousands - Unaudited)


                                                                  March 31         December 31
                                                               2000      1999          1999
Capitalization
    Common stock and paid-in capital                      $  142,995  $  142,995  $  142,995
    Retained earnings                                        108,758     119,883     105,627
        Total common shareholders' equity                    251,753  $  262,878     248,622

    Long-term debt (see schedule)                            211,849     181,939     211,849

   Total Capitalization                                      463,602     444,817     460,471

Current Liabilities
    Maturities and sinking fund requirements of
          long-term debt                                           -      10,000           -
    Notes payable and commercial paper                        50,203      19,979      82,172
    Accounts payable                                          39,035      32,548      37,111
    Refundable gas costs                                      19,070      28,013      10,204
    Customer deposits and advance payments                     2,562       8,758      11,817
    Accrued taxes                                              7,834      18,004      16,208
    Accrued interest                                             872       1,416       5,252
    Other current liabilities                                 21,780      13,452      12,697
                                                             141,356     132,170     175,461

Deferred Credits and Other Liabilities
    Deferred income taxes                                     55,006      60,712      61,061
    Accrued postretirement benefits other than pensions       29,080      26,599      28,474
    Unamortized investment tax credit                          7,919       8,849       8,152
    Other                                                     10,761       7,109       6,251
                                                             102,766     103,269     103,938

                                                          $  707,724  $  680,256  $  739,870



The accompanying notes are an integral part of these consolidated statements.





                                 INDIANA GAS COMPANY, INC.
                                 AND SUBSIDIARY COMPANIES

                            CONSOLIDATED STATEMENTS OF INCOME
                                  (Thousands - Unaudited)


                                               Three Months               Twelve Months
                                              Ended March 31              Ended March 31
                                            2000          1999         2000            1999

Operating Revenues                        $  171,618    $  161,484   $  441,495    $  418,812
Cost of gas                                   98,893        83,993      241,717       221,641
Margin                                        72,725        77,491      199,778       197,171

Operating Expenses
    Operations and maintenance                25,205        22,135       94,899        86,557
    Merger costs                              13,448             -       13,448             -
    Depreciation and amortization              9,018         8,441       35,162        33,102
    Income taxes                               6,599        14,354        8,979        16,985
    Taxes other than income taxes              4,961         4,685       15,971        14,078
                                              59,231        49,615      168,459       150,722

Operating income                              13,494        27,876       31,319        46,449

Other income - net                               370           287        1,093           886

Income before interest expense                13,864        28,163       32,412        47,335

Interest expense                               5,033         4,165       17,837        15,770

Net Income                                $    8,831    $   23,998   $   14,575    $   31,565


The accompanying notes are an integral part of these consolidated statements.




                                    INDIANA GAS COMPANY, INC.
                                    AND SUBSIDIARY COMPANIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Thousands - Unaudited)

                                                            Three Months                Twelve Months
                                                           Ended March 31              Ended March 31
                                                         2000          1999          2000          1999
Cash Flows from Operating Activities
   Net income                                         $  8,831       $ 23,998      $ 14,575      $ 31,565

   Adjustments to reconcile net income to cash
     provided from operating activities -
       Merger costs                                     13,448              -         13,448            -
       Depreciation and amortization                     9,018          8,441         35,162       33,102
       Deferred income taxes                            (3,842)           132         (4,456)         794
       Investment tax credit                              (233)          (233)          (930)        (930)
       Loss (gain) on sale or retirement of assets           -              -              -       (1,219)
                                                        18,391          8,340         43,224       31,747

       Changes in assets and liabilities -
         Receivables - net                              12,947          3,395          5,105          834
         Inventories                                     7,799         12,095          1,412       (5,157)
         Accounts payable, customer deposits,advance
            payments and other current liabilities     (10,880)       (16,101)        (3,703)     (13,118)
         Accrued taxes and interest                    (12,754)         4,826        (10,714)        (726)
         Recoverable/refundable gas costs                8,866         13,670         (8,943)       8,731
         Accrued postretirement benefits other
            than pensions                                  606            715          2,481        2,149
         Prepayments                                    (1,111)           (32)        (4,297)      (1,104)
         Prepaid gas delivery service                   20,823              -           (114)           -
         Other - net                                     4,794            400          4,811        8,934
         Total adjustments                              49,481          27,308        29,262       32,290
         Net cash flows from (required for)
            operations                                  58,312          51,306        43,837       63,855

Cash Flows From (Required for) Financing Activities
    Sale of long-term debt                                   -              -         30,000       45,000
    Reduction in long-term debt                              -            (25)       (10,090)         (61)
    Net change in short-term borrowings                (31,969)       (28,696)        30,224      (40,096)
    Dividends on common stock                           (5,700)        (7,000)       (25,700)     (27,750)
        Net cash flows from (required for)
            financing activities                       (37,669)       (35,721)        24,434      (22,907)

Cash Flows From (Required for) Investing Activities
    Capital expenditures                               (15,980)       (12,802)       (66,058)     (54,380)
    Proceeds from sale of assets                             -              -              -        9,204
    Net cash flows from (required for) investing
        activities                                     (15,980)       (12,802)       (66,058)     (45,176)

Net increase (decrease) in cash                          4,663          2,783          2,213       (4,228)

Cash and cash equivalents at beginning of period           353             20          2,803        7,031

Cash and cash equivalents at end of period            $  5,016       $  2,803       $  5,016     $  2,803

The accompanying notes are an integral part of these consolidated statements.





                               INDIANA GAS COMPANY, INC.
                               AND SUBSIDIARY COMPANIES

                       Consolidated Schedules of Long Term Debt
                               (Thousands - Unaudited)


                                                                           March 31
Long-term debt - Utility                      Total      Due Within    2000        1999
Notes Payable            Due Date          Outstanding    One Year    Balance     Balance
     5.75% Series F   January 15, 2003     $ 15,000       $      -    $ 15,000    $ 15,000
     6.36% Series F   December 6, 2004       15,000                     15,000      15,000
     6.54% Series E   July 9, 2007            6,500                      6,500       6,500
     6.69% Series E   June 10, 2013           5,000                      5,000       5,000
     7.15% Series E   March 15, 2015          5,000                      5,000       5,000
     6.69% Series E   December 21, 2015       5,000                      5,000       5,000
     6.69% Series E   December 29, 2015      10,000                     10,000      10,000
     9.375%           January 15, 2021       25,000                     25,000      25,000
     9.125% Series A  February 15, 2021       7,000                      7,000       7,000
     6.31% Series E   June 10, 2025           5,000                      5,000       5,000
     6.53% Series E   June 10, 2025          10,000                     10,000      10,000
     6.42% Series E   July 7, 2027            5,000                      5,000       5,000
     6.68% Series E   July 7, 2027            3,500                      3,500       3,500
     6.34% Series F   December 10, 2027      20,000                     20,000      20,000
     6.75% Series F   March 15, 2028         14,849                     14,849      14,939
     6.36% Series F   May 1, 2028            10,000                     10,000      10,000
     6.55% Series F   June 30, 2028          20,000                     20,000      20,000
     7.08% Series G   October 5, 2029        30,000                     30,000           -
Total Long-term debt                       $211,849       $       -   $211,849    $181,939


The accompanying notes are an integral part of these consolidated schedules.



PART I - FINANCIAL INFORMATION

1. Financial Statements.
    Indiana Gas Company, Inc. and its subsidiaries (Indiana
    Gas or the Company) provide natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties.

    The interim consolidated financial statements included in this report have been prepared by Indiana Gas, without audit, as provided in the rules and regulations of the Securities and Exchange Commission (SEC).
    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as provided in such rules and regulations. Indiana Gas believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported, that all such adjustments are of a normal recurring nature, and the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Indiana Gas' amended annual report on Form 10-K/A, filed on May 15, 2000, that reflects the change in fiscal year end to December 31 from September 30 to conform its year end to the year end of its parent company (see Note 2).

    Because of the seasonal nature of Indiana Gas' gas distribution operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

2. Indiana Energy, Inc. and  SIGCORP, Inc. Merger

    On June 14, 1999, Indiana Energy and SIGCORP, Inc.
    (SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company named Vectren Corporation (Vectren).
    SIGCORP was an investor-owned energy and telecommunications company that through its subsidiaries provided electric and gas service to southwest Indiana and energy and telecommunications products and services throughout the Midwest and elsewhere.

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

    Indiana Gas Company, Inc. and Southern Indiana Gas and Electric Company are operating as separate subsidiaries of Vectren.

3. Merger Costs.

    In connection with the merger, Vectren incurred $27.2 million of merger costs. Management has reflected these merger costs in the financial statements of the operating subsidiaries in which the merger savings are expected to be realized. The companies expect to realize merger savings from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. Merger costs expensed by Indiana Gas at March 31, 2000 totaled $13.4 million. These costs relate primarily to transaction costs, severance and other merger integration activities and the accrual remaining for such costs at March 31, 2000 is approximately $8.6 million. The continued merger integration activities will be substantially complete by 2001.

4. Cash Flow Information.

    For the purposes of the consolidated statements of cash flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


                      Three Months Ended     Twelve Months Ended
                             March 31               March 31

    Thousands          2000         1999     2000           1999
    Interest (net of
      amount
      capitalized)    $ 7,931      $ 6,683   $15,579     $13,936
    Income taxes      $21,542      $11,019   $27,442     $25,736


5. Revenues.

    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

6. Gas in Underground Storage.

    Based on the average cost of purchased gas during the three months ended March 31, 2000 the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at March 31, 2000, by approximately $6.1 million.

7. Refundable or Recoverable Gas Costs.

    The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred, and are being recovered or refunded in accordance with procedures approved by the Indiana
    Utility Regulatory Commission (IURC).

8. Environmental Costs.

    Indiana Gas is currently conducting environmental investigations and work at many of the 26 sites that were the locations of former manufactured gas plants. It has been recovering the costs of the investigations and work from insurance carriers and other potentially responsible parties (PRPs). The
    IURC has determined that these costs are not recoverable from utility customers.

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

    In early 1999, Indiana Gas filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers. As of March 31, 2000, settlement agreements were reached with each of these insurers and the litigation was dismissed.

    These environmental matters have had no material impact on earnings since costs recorded to date approximate PRP recoveries and insurance settlements received. While Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

9. Affiliate Transactions.

    ProLiance Energy, LLC (ProLiance), a non-regulated marketing affiliate of Vectren, provides natural gas supply and related services to Indiana Gas. Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three-month and twelve-month periods ended March 31, 2000, totaled $66.6 million and $235.8 million, respectively. Indiana Gas' purchases from ProLiance for the three-month and twelve-month periods ended March 31, 1999, totaled $71.7 million, and $226.0 million, respectively.

    The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment process administered by the IURC.

    On September 12, 1997, the Indiana Utility
    Regulatory Commission (IURC) issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas and Coke Utility (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained by ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable.
    Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the gas cost adjustment (GCA) process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

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

    If the Supreme Court reverses the IURC's decision, the case will be remanded to the IURC for further proceedings regarding the public interest in the gas supply agreements. If the Supreme Court affirms the IURC's decision, as described above, the reasonableness of certain of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed by the IURC in the consolidated
    GCA proceeding. The existence of significant benefits to the utilities and their customers resulting from ProLiance's services has not been challenged on appeal. Indiana Gas and Citizens Gas are continuing to utilize ProLiance for their gas supplies.

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

    CIGMA, LLC, owned jointly and equally by Vectren
    Utility Services, Inc., formerly IGC Energy, Inc., an indirect wholly owned subsidiary of Vectren and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas, provides materials acquisition and related services that are used by Indiana Gas. Indiana Gas' purchases of these services during the three-month and twelve-month periods ended March 31, 2000, totaled $3.8 million and $18.0 million, respectively. Indiana Gas' purchases of these services during the three-month and twelve-month periods ended March 31, 1999, totaled $4.3 million and $16.2 million, respectively.

    IEI Services, now Vectren Resources, LLC, formerly a wholly owned subsidiary of Indiana Energy, began providing support services to Indiana Gas effective
    October 1, 1997. Services provided include information technology, financial, human resources, building and fleet services. Amounts billed by IEI
    Services to Indiana Gas for the three-month and twelve-month periods ended March 31, 2000, totaled
    $8.4 million and $32.6 million, respectively.
    Amounts billed by IEI Services to Indiana Gas for the three- month and twelve-month periods ended
    March 31, 1999, totaled $7.7 million and $27.6 million, respectively.

    Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

    Amounts owed to affiliates totaled $16.4 million and $20.7 million at March 1, 2000 and 1999, respectively, and are included in Accounts Payable on the Consolidated Balance Sheets.

10. Segment Reporting

    In fiscal 1999, the company adopted Statement of Financial Accounting Standards (SFAS) No. 131,
    Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in annual and interim financial reports issued to shareholders. Indiana Gas operates in one reportable segment.

11. Reclassifications.

    On May 15, 2000, Indiana Gas filed an amended report of Form 10-K/A to change its fiscal year end from September 30 to December 31, to be consistent with the year end of Vectren Corporation, its parent.

    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.

Indiana Gas Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements


                 Results of Operations

                       Earnings
    Net income for the three- and twelve-month periods ended
    March 31, 2000, when compared to the same periods one year ago, were as follows:


    Periods Ended March 31
    (millions)                   2000(1)    1999
    Three Months                 $ 8.8     $24.0
    Twelve Months                $14.6     $31.6


    (1)includes merger costs of $13.4 million pre-tax
       ($9.4 million after tax), recognized at March 31, 2000 upon the completion of the Vectren merger.

     Margin (Operating Revenues Less Cost of Gas)
    Utility margin for the quarter ended March 31, 2000, was $72.7 million compared to $77.5 million for the same period last year. Margins are lower than expected due to weather being 10% warmer than the same period last year and 17% warmer than normal. The decrease is partially offset by the addition of new residential and commercial customers.

    Utility margin for the twelve-month period ended March
    31, 2000, was $199.8 million compared to $197.1 million for the same period last year. The increase is primarily attributable to a 2.6 percent increase in the average number of customers served for the twelve-month period. This increase is partially offset by weather 5 percent warmer than the same period last year, but 18 percent warmer than normal.

    Total system throughput (combined sales and transportation) decreased 5.1 percent (2.4 MMDth) for the first quarter of fiscal 2000, compared to the same period one year ago. Throughput decreased 1.6 percent
    (1.3 MMDth) for the twelve-month period ended March
    31, 2000. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased increased to $3.82 for the three-month period ended March 31, 2000, compared to $3.17 for the same period one year ago. For the twelve-month period, cost of gas per unit increased to $3.80 in the current period compared to $3.23 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment (GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory
    Commission (IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses increased $3.1 million for the three-month period ended March 31, 2000, when compared to the same period one year ago due in part to administrative and service fees paid to Indiana Gas' affiliate, IEI Services, LLC, now Vectren
    Resources, LLC, primarily a result of costs associated with information systems and support. Also impacting this comparative increase was the reduction of the severance accrual by $1.3 million in the first quarter of 1999, originally recorded as part of the Company's corporate restructuring program.

    Operation and maintenance expenses increased $8.3 million for the twelve-month period when compared to the same period last year due primarily to service fees paid to Indiana Gas' affiliate, IEI Services, LLC, now Vectren Resources, LLC. Additionally, the company has incurred higher contract labor costs. Also impacting this increase was the reduction of the severance accrual in 1999 which was originally recorded as part of the Corporate Restructuring. During 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge which included estimated costs related to involuntary workforce reductions. Since that time, the anticipated actions have been taken. As a result, the remaining severance accrual of $1.3 million was eliminated and other operating expenses were reduced during the first quarter of 1999.

    As a result of the merger of Indiana Energy and SIGCORP, Indiana Gas recognized pre-tax merger costs of $13.4 million ($9.4 million after tax). These costs relate primarily to transaction costs, severance and other merger integration activities.

    Depreciation and amortization increased $0.6 million for the three-month period and $2.0 million for the twelve-month period ended March 31, 2000, when compared to the same periods last year due primarily to additions to plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes decreased $7.7 million for the three-month period, and $8.0 million for the twelve-month period ended March 31, 2000, when compared to the same periods one year ago due to changes in taxable income, primarily attributable to the recognition of $13.4 million in pre-tax merger costs.

    Taxes other than income taxes increased $0.3 million for the three-month, and $1.9 million for the twelve-month period ended March 31, 2000, primarily due to higher property tax expense, the result of additions to plant, and an increase in the gross receipts tax.

                   Interest Expense
    Interest expense increased for the three-month and twelve-month periods ended March 31, 2000, when compared to the same periods one year ago due primarily to the additional average debt outstanding and higher interest rates. The additional debt is partially attributed to seasonal and weather shortfalls.

                Other Operating Matters

     Indiana Energy, Inc. and SIGCORP, Inc. Merger
    On June 14, 1999, Indiana Energy and SIGCORP, Inc.
    (SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company named Vectren Corporation (Vectren).
    SIGCORP was an investor-owned energy and telecommunications company that through its subsidiaries provided electric and gas service to southwest Indiana and energy and telecommunications products and services throughout the Midwest and elsewhere.

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

    Indiana Gas Company, Inc. and Southern Indiana Gas and Electric Company are operating as separate subsidiaries of Vectren.

                     Merger Costs
    In connection with the merger, Vectren incurred
    $27.2 million ($19.3 million after tax or $.32 EPS) of merger costs. Management has reflected these merger costs in the financial statements of the operating subsidiaries in which the merger savings are expected to be realized. The companies expect to realize merger savings from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. Merger costs expensed by Indiana Gas at March 31 totaled $13.4 million ($9.4 million after tax). These costs relate primarily to transaction costs, severance and other merger integration activities and the accrual remaining for such costs at March 31, 2000 is approximately
    $8.6 million. The continued merger integration activities will be substantially complete by 2001.

                 ProLiance Energy, LLC
    ProLiance Energy, LLC (ProLiance), a 50% owned non-regulated marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas and Citizens Gas and Coke Utility
    (Citizens Gas) effective April 1, 1996.

    The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment process administered by the IURC.

    On September 12, 1997, the Indiana Utility
    Regulatory Commission (IURC) issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas and Coke Utility (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained by ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable.
    Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the gas cost adjustment (GCA) process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

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

    If the Supreme Court reverses the IURC's decision, the case will be remanded to the IURC for further proceedings regarding the public interest in the gas supply agreements. If the Supreme Court affirms the IURC's decision, as described above, the reasonableness of certain of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed by the IURC in the consolidated
    GCA proceeding. The existence of significant benefits to the utilities and their customers resulting from ProLiance's services has not been challenged on appeal. Indiana Gas and Citizens Gas are continuing to utilize ProLiance for their gas supplies.

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

                  The Year 2000 Issue
    Indiana Gas uses various software, systems and technology that could have been affected by the date change in 2000. All identification, testing and replacement or remediation of such software, systems and technology at Indiana Gas was completed by December 31, 1999. No significant noncompliance issues have been encountered in 2000 and Indiana
    Gas anticipates that no such issues will be encountered. Indiana Gas estimates the expense of Year 2000-readiness modifications to existing systems or replacements treated as expense incurred totaled approximately $1.5 million.

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at many of the 26 sites that were the locations of former manufactured gas plants. It has been recovering the costs of the investigations and work from insurance carriers and other potentially responsible parties (PRPs). The
    IURC has determined that these costs are not recoverable from utility customers.

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

    In early 1999, Indiana Gas filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers. As of March 31, 2000, settlement agreements were reached with each of these insurers and the litigation was dismissed.

    These environmental matters have had no material impact on earnings since costs recorded to date approximate PRP recoveries and insurance settlements received. While Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

            Liquidity and Capital Resources
    Indiana Gas' capitalization objectives, which are 55-
    65 percent common equity and preferred stock and 35-45 percent long-term debt. These objectives may vary from time to time, depending on particular business opportunities and seasonal factors that affect the company's operation. Indiana Gas' common equity component was 54 percent of its total capitalization at March 31, 2000.

    New construction and normal system maintenance and improvements needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 2000 are estimated at $60.8 million of which $16.0 million have been expended during the three-month period ended
    March 31, 2000.  For the twelve months ended March 31,
    2000, capital expenditures totaled $66.1 million.

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

    The long-term debt of Indiana Gas is currently rated
    Aa2 by Moody's Investors Service and AA- by Standard &
    Poor's Corporation.  For the twelve months ended March
    31, 2000, 40.5 percent of Indiana Gas' capital expenditures was funded internally (i.e. from net income less dividends plus charges to net income not requiring funds). Indiana Gas' ratio of earnings to fixed charges was 2.3 for the twelve months ended
    March 31, 2000 (see Exhibit 12). Indiana Gas' ratio of earnings to fixed charges prior to the recording of the merger costs of $13.4 million was 3.0 for the twelve months ended March 31, 2000.

    Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage and capital expenditures until permanently financed. Short-term borrowings tend to be greatest during the heating season when accounts receivable and unbilled utility revenues are at their highest. At March 31, 2000 Indiana Gas had $50.2 million in outstanding commercial paper. Indiana Gas' commercial paper is rated P-1 by Moody's and A-1+ by Standard & Poor's. Prior to March 1, 1999, bank lines of credit had been the primary source of short-term financing.

              Forward-Looking Information

    A "safe harbor" for forwarding-looking statements is provided by the Private Securities Litigation
    Reform Act of 1995 (Reform Act of 1995).  The
    Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been and will be made in written documents and oral presentations of Vectren Corporation and its subsidiaries. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in Vectren Corporation and its subsidiaries' documents or oral presentations, the words "believe," "anticipate," "endeavor,"
    "estimate," "expect," "objective," "projection,"
    "forecast," "goal," and similar expressions are intended to identify forward-looking statements.
    In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Vectren Corporation and its subsidiaries' actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

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

      Availability or cost of capital, resulting from changes in Vectren Corporation and its subsidiaries, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

      Employee workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

      Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

      Costs and other effects of legal and
      administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in periodic filings made with the Commission by Vectren Corporation and Indiana Gas Company, Inc.

      Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

    Vectren Corporation and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, other factors affecting such statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    Indiana Gas' (the Company's) debt portfolio contains a substantial amount of fixed-rate long-term debt and, therefore, does not expose the company to the risk of material earnings or cash flow loss due to changes in market interest rates.
    On average, 20.5% of the company's total debt portfolio consists of short term notes and commercial paper that are subject to fluctuations in market interest rates and other seasonal factors. At March 31, 2000, the company was not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.

Item 1.    Legal Proceedings

See Note 9 of the Notes to Consolidated Financial
Statements for discussion of litigation matters relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas.


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

           2C   Asset Purchase Agreement dated
                December 14, 1999 between Indiana
                Energy, Inc. and Dayton Power and
                Light Co., Inc. and Number-3CHK,
                Inc. with a commitment letter for
                364 -Day Credit Facility dated
                December 16, 1999 (incorporated by
                reference to Exhibit 2 and 99.1 of
                Indiana Energy's Current Report on
                Form 8-K dated December 14, 1999
                and filed on December 28, 1999).

           12   Computation of Ratio of
                Earnings to Fixed Charges, filed herewith.

           27   Financial Data Schedule, filed herewith.

              PART II - OTHER INFORMATION

     (b) On January 27, 2000, Indiana Energy and
     Indiana Gas filed a Current Report on Form 8-K with respect to the release of summary financial information to the investment community regarding
     Indiana Energy's consolidated results of operations, financial position and cash flows for the three- and twelve-month periods ended December
     31, 1999.  Items reported include:

                    Item 5.   Other Events

                    Item 7.   Exhibits

                       Exhibit 99    Financial Analyst Report
                                     and Press Release - First
                                     Quarter 2000

     On January 27, 2000, Indiana Energy and Indiana
     Gas filed a Current Report on Form 8-K with respect to a analyst teleconference call., held on January 27, 2000.

                         Item 5. Other Events

                         Item 7. Exhibits

                            Exhibit 99.01    Analyst script
                                             teleconference call
                                             dated January 27, 2000


     On April 14, 2000, Indiana Gas filed a Current Report on Form 8-K with respect to the Change in Control of the Registrant and a Change in Fiscal Year.

                         Item 1. Change in Control of Registrant

                         Item 8. Change in Fiscal Year

     On April 17, 2000, Indiana filed an Amended Current
     Report on Form 8-K changing the signature of the report to M. Susan Hardwick, Vice President and
     Controller.

                         Item 1. Change in Control of Registrant

                         Item 8. Change in Fiscal Year

     On April 27, 2000, Indiana Gas filed a Current Report on Form 8-K with respect to the release of summary financial information for the quarter ending March 31, 2000.

                         Item 5. Other Events

                         Item 7. Exhibits

                               Exhibit 99-1 Press Release -
                                            First Quarter 2000

                               Exhibit 99-2 Financial Analyst
                                            Report - First
                                            Quarter 2000

                               Exhibit 99-3 Precautionary Statement
                                            for Purposes of the "Safe
                                            Harbor" Provisions of the
                                            Private Securities
                                            Litigation Reform Act
                                            of 1995.

     On April 27, 2000, Indiana Gas filed a Current Report on Form 8-K with respect to the release of its teleconference script for the first quarter ending
     March 31, 2000.

                       Item 5. Other Events

                       Item 7. Exhibits

                               Exhibit 99   Analyst Teleconference
                                            Script-First Quarter 2000




                      SIGNATURES

   Pursuant to the requirements of the Securities
   Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INDIANA GAS COMPANY, INC.
                                    Registrant




   May 15, 2000          /s/M. Susan Hardwick
                         M. Susan Hardwick
                         Vice President and Controller