Form 10-Q/A
period 2000-06-30
INDIANA GAS CO INC
filed 2000-08-15
CIK 50183

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                          FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-6494

                  INDIANA GAS COMPANY, INC.
   (Exact name of registrant as specified in its charter)

               INDIANA                     35-0793669
               -------                    -----------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification
No.)


  1630 North Meridian Street, Indianapolis, Indiana  46202
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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value   9,080,770         August 11, 2000
---------------------------------  ---------         ---------------
Class                              Number of shares  Date

                             TABLE OF CONTENTS

Item                                                               Page
Number                                                             Number
                     Part I - Financial Information
  1    Financial Statements (Unaudited)
       Indiana Gas Company, Inc. and Subsidiary Companies
       Consolidated Balance Sheets                                 3-4
       Consolidated Statements of Income                           5-6
       Consolidated Statements of Cash Flows                       7
       Notes to Consolidated Financial Statements                  8-12
  2    Management's Discussion and Analysis of Financial
       Condition
       and Results of Operations                                   13-18
  3    Quantitative and Qualitative Disclosure about Market Risk   18-19

                      Part II - Other Information
  1    Legal Proceedings                                           20
  4    Submission of Matters to a Vote of Security Holders         20
  6    Exhibits and Reports on Form 8-K                            20-21
       Signatures                                                  22


           INDIANA GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEETS
                         (Unaudited - Thousands)

                                             June 30          December 31
                                       --------------------   -----------
               ASSETS                    2000        1999        1999
Utility Plant:
  Original cost                       $1,033,001   $972,735   $1,005,304
  Less - accumulated depreciation        424,631    392,731      407,887
                                      ----------   --------   ----------
     Net utility plant                   608,370    580,004      597,417

Current Assets:
  Cash and cash equivalents                8,907        514          353
  Accounts receivable, net                19,529     16,497       37,058
  Accrued unbilled revenues                7,476      6,012       36,634
  Inventories                              2,620      5,811       12,442
  Prepaid gas delivery service            20,969     11,645       20,937
  Prepayments and other
   current assets                         15,128     10,838       16,468
                                      ----------   --------   ----------
     Total current assets                 74,629     51,317      123,892

Other Assets:
  Unamortized debt discount and
   expense                                11,436     12,186       11,906
  Regulatory income tax asset                528      1,778        2,741
  Other                                    3,339      3,306        3,914
                                      ----------   --------   ----------
     Total other assets                   15,303     17,270       18,561
                                      ----------   --------   ----------
TOTAL ASSETS                          $  698,302   $648,591   $  739,870
                                      ==========   ========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

            INDIANA GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEETS
                         (Unaudited - Thousands)

SHAREHOLDER'S EQUITY AND LIABILITIES            June 30       December 31
                                           -----------------  -----------
                                            2000      1999        1999
Capitalization:
  Common stock and paid-in capital        $142,995  $142,995  $142,995
  Retained earnings                         97,719   113,522   105,627
                                          --------  --------  --------
    Total common shareholder's equity      240,714   256,517   248,622
  Long-term debt, net of current
   maturities                              211,849   181,854   211,849
                                          --------  --------  --------
    Total capitalization                   452,563   438,371   460,471
                                          --------  --------  --------
Commitments and Contingencies

Current Liabilities:
  Current maturities and sinking fund
   requirements of long-term debt                -    10,000         -
  Notes payable                             76,359     8,424    82,172
  Accounts payable                          37,097    26,711    37,111
  Refunds to customers and customer
   deposits                                  8,367    30,557    22,021
  Accrued taxes                              2,818    16,047    16,208
  Accrued interest                           4,613     3,848     5,252
  Other current liabilities                 21,937    16,002    12,697
                                          --------  --------  --------
    Total current liabilities              151,191   111,589   175,461
                                          --------  --------  --------
Deferred Credits and Other Liabilities:
  Deferred income taxes                     55,130    60,844    61,061
  Accrued postretirement benefits other
   than pensions                            29,685    27,314    28,474
  Unamortized investment tax credit          7,687     8,617     8,152
  Other                                      2,046     1,856     6,251
                                          --------  --------  --------
    Total deferred credits and other
     liabilities                            94,548    98,631   103,938
                                          --------  --------  --------
TOTAL SHAREHOLDER'S EQUITY AND
LIABILITIES                               $698,302  $648,591  $739,870
                                          ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

            INDIANA GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited - Thousands)


                                      Three Months         Six Months
                                     Ended June 30        Ended June 30
                                   -----------------   ------------------
                                     2000      1999      2000      1999
OPERATING REVENUES                 $86,303   $72,131   $257,921  $233,615
COST OF GAS                         48,886    33,751    147,779   117,744
                                   -------   -------   --------  --------
    Total Margin                    37,417    38,380    110,142   115,871
                                   -------   -------   --------  --------

OPERATING EXPENSES:
  Operation and maintenance         22,805    22,159     48,010    44,294
  Merger costs                       1,846         -     15,294         -
  Depreciation and amortization      9,132     8,550     18,150    16,991
  Income tax expense (benefit)      (1,160)       54      5,439    14,408
  Taxes other than income taxes      3,683     3,434      8,644     8,119
                                   --------  -------   --------  --------
                                    36,306    34,197     95,537    83,812
                                   --------  -------   --------  --------
OPERATING INCOME                     1,111     4,183     14,605    32,059

OTHER INCOME - NET                     318       228        688       515
                                   -------   -------   --------  --------
INCOME BEFORE INTEREST               1,429     4,411     15,293    32,574

INTEREST EXPENSE                     4,926     3,772      9,959     7,937
                                   -------   -------   --------  --------
NET (LOSS) INCOME                  $(3,497)  $   639   $  5,334  $ 24,637
                                   ========  =======   ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

           INDIANA GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENTS OF INCOME
                        (Unaudited - Thousands)

                                                      Twelve Months
                                                      Ended June 30
                                                   --------------------
                                                     2000        1999
OPERATING REVENUES                                $455,667    $420,383
COST OF GAS                                        256,852     220,360
                                                  --------    --------
    Total Margin                                   198,815     200,023
                                                  --------    --------
OPERATING EXPENSES:
  Operation and maintenance                         95,545      87,832
  Merger costs                                      15,294           -
  Depreciation and amortization                     35,744      33,502
  Income tax expense                                 7,765      17,230
  Taxes other than income taxes                     16,220      14,756
                                                  --------    --------
                                                   170,568     153,320
                                                  --------    --------
OPERATING INCOME                                    28,247      46,703

OTHER INCOME - NET                                   1,183       1,087
                                                  --------    --------
INCOME BEFORE INTEREST                              29,430      47,790

INTEREST EXPENSE                                    18,991      15,907
                                                  --------    --------
NET INCOME                                        $ 10,439    $ 31,883
                                                  ========    ========

 The accompanying notes are an integral part of these consolidated financial statements.

            INDIANA GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited - Thousands)

                                       Six Months         Twelve Months
                                      Ended June 30       Ended June 30
                                    -----------------   -----------------
                                     2000      1999      2000      1999
CASH FLOWS FROM OPERATING ACTIVITES:
  Net Income                       $ 5,334   $24,637   $10,439   $31,883
  Adjustments to reconcile net
   income to cash provided
   from operating activities -
  Depreciation and amortization     18,150    16,991    35,744    33,502
  Deferred income taxes and
   investment tax credits           (6,396)     (201)   (6,644)     (535)
                                   --------  --------  --------  --------
                                    17,088    41,427    39,539    64,850

  Changes in assets and liabilities -
   Receivables - net
    (including unbilled revenues)   46,687    46,736    (4,496)    4,073
   Inventories                       9,822    13,194     3,191     2,569
   Accounts payable, refunds to
    customers, customer deposits,
    advance payments and
    other current liabilities       (4,428)  (24,315)   (5,869)       16
   Accrued taxes and interest      (14,029)    5,301   (12,464)    7,911
   Prepayments and other current
    assets                           1,340   (13,970)   (4,290)  (15,407)
   Prepaid gas delivery service        (32)   11,299    (9,324)   (1,513)
   Accrued postretirement benefits
    other than pensions              1,211     1,430     2,371     2,158
   Other - net                       2,786       949     1,215     6,384
                                   -------   -------   -------   -------
    Total adjustments               43,357    40,624   (29,666)    6,191
                                   -------   -------   --------  -------
     Net cash flows from
      operating activities          60,445    82,051     9,873    71,041
                                   -------   -------   -------   -------
CASH FLOWS (REQUIRED FOR) FROM
FINANCING ACTIVITES
  Retirement of long-term debt           -      (110)  (10,000)     (146)
  Proceeds from long-term debt           -         -    29,995         -
  Net change in short-term
   borrowings                       (5,813)  (40,251)   67,935     7,424
  Dividends on common stock        (13,242)  (14,000)  (26,242)  (28,000)
                                   --------  --------  --------  --------
   Net cash flows (required for)
    from financing activities      (19,055)  (54,361)   61,688   (20,722)
                                   --------  --------  -------   --------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
  Capital expenditures             (29,213)  (27,196)  (65,668)  (56,982)
  Other                              3,623         -     2,500         -
                                   -------   --------  -------   --------
   Net cash flows (required for)
    investing activities           (32,836)  (27,196)  (63,168)  (56,982)
                                   --------  --------  --------  --------
Net increase (decrease) in cash      8,554       494     8,393    (6,663)

Cash and cash equivalents at
 beginning of period                   353        20       514     7,177
                                   --------  -------   --------  --------
Cash and cash equivalents at
end of period                      $ 8,907   $   514   $ 8,907   $   514
                                   ========  ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

      INDIANA GAS COMPANY, INC. AND SUBSDIARY COMPANIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

1.  Organization and Nature of Operations

Indiana Gas Company, Inc. and its subsidiary companies
(Indiana Gas or the Company) provide natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties.

2.  Financial Statements

The interim consolidated financial statements included in this report have been prepared, without audit, as provided in the rules and regulations of the Securities and Exchange
Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as provided in such rules and regulations. Indiana Gas believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported, that all such adjustments are of a normal recurring nature, and the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Indiana Gas' amended annual report on Form 10-K/A, filed on May 15, 2000, that reflects the change in fiscal year end to December 31 from September 30 to conform its year end to the year end of its parent company (see below).

Because all of the common stock of Indiana Gas is owned by Vectren (see below), Indiana Gas does not report earnings per share.

Because of the seasonal nature of Indiana Gas' gas distribution operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

3.  Indiana Energy, Inc. and  SIGCORP, Inc. Merger

On June 14, 1999, Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company
named Vectren Corporation (Vectren).    The merger was
conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. Such approvals were obtained and the merger was consummated on March 31, 2000. As provided for in the merger agreement, Indiana Energy shareholders received one share of Vectren common stock for each share of Indiana Energy held at the March 31, 2000 closing date. SIGCORP shareholders received one and one-third shares of Vectren common stock for each share of SIGCORP held at the March 31, 2000 closing date. The transaction was accounted for as a pooling of interests. The transaction was a tax-free exchange of shares.

Indiana Gas Company, Inc., formerly a wholly owned subsidiary of Indiana Energy, operates as a separate wholly owned subsidiary of Vectren.

4.  Merger and Merger Related Costs

Merger costs incurred by Vectren for the three and six months ended June 30, 2000 totaled $3.3 million and $30.4 million, respectively. These costs relate primarily to transaction costs, severance and other merger integration activities. Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities will be substantially complete by 2001. Merger costs are reflected in the financial statements of the operating subsidiaries in which the merger savings are expected to be realized. Merger costs expensed by Indiana Gas for the three and six months ended June 30, 2000 totaled $1.8 million and $15.3 million, respectively.

As a result of merger integration activities, management has identified certain information systems which are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren and the fee allocated by the subsidiary for the use of these systems by Indiana Gas is reflected as operations and maintenance expenses in the accompanying financial statements. As a result of the shortened useful lives, additional fees were incurred by Indiana Gas during the second quarter, resulting in an increase in operation and maintenance expenses of approximately $3.3 million for the three, six and twelve months ended June 30, 2000.

5.  Acquisition of the Gas Distribution Assets of The Dayton
Power and Light Company

On December 15, 1999, Indiana Energy, now Vectren, announced that the board of directors had approved a definitive agreement under which the company will acquire the natural gas distribution assets of The Dayton Power and Light Company (DP&L), which will add 305,000 gas distribution customers in 16 counties in west central Ohio. The acquisition, with a purchase price of $425 million, is expected to be funded with short-term debt which will be replaced over time with permanent financing. This transaction is conditioned upon the approval of several regulatory bodies. In June 2000, the Department of Justice concluded that it had completed its review of its Hart Scott Rodino notification filings and would take no further action. In July 2000, the Public Utilities Commission of Ohio granted approval for the transaction. Vectren is awaiting approval from the SEC for the transaction under the Public Utility Holding Company Act. Other remaining approvals include the Federal Communications Commission's authorization of the transfer of radio licenses held by DP&L, and action by certain local authorities regarding the transfer of operating rights. Management expects to complete the transaction during the third quarter of 2000.

6.  Gas in Underground Storage

Based on the average cost of purchased gas during June 2000, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at June
30, 2000, by approximately $12.8 million.

7.  Refundable or Recoverable Gas Costs

All metered gas rates contain a gas cost adjustment clause, which allows for adjustment in charges for changes in the cost of purchased gas.

Indiana Gas records any adjustment clause under-or-overrecovery each month in revenues. A corresponding asset or liability is recorded until such time as the under-or-overrecovery is billed or refunded to utility customers. The cost of gas sold is charged to operating expense as delivered to customers and the cost of fuel for electric generation is charged to operating expense when consumed.

8.  Cash Flow Information

For the purposes of the consolidated statements of cash flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                              Six Months Ended       Twelve Months Ended
                                  June 30                  June 30
                            --------------------    --------------------
                              2000       1999         2000        1999
Thousands
Interest (net of amount     $10,377   $8,658        $16,049    $13,425
capitalized)
Income taxes                $18,769   $11,516       $24,174    $19,225



9.  Environmental Costs

In the past, Indiana Gas and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas, and the others, may now be required to take remedial action if certain byproducts are found above the regulatory threshold at these sites.

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the Indiana
Department of Environmental Management (IDEM), and a Record of Decision (ROD) was issued by IDEM in January 2000.
Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to IDEM's Voluntary Remediation Program (VRP) and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs which may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has accrued costs that it reasonably expects to incur.

Indiana Gas has recovered these estimated accrued costs from insurance carriers and other potentially responsible parties
(PRPs). Indiana Gas has PRP agreements in place for 19 of the 26 sites, which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20 and 50 percent. For these sites, Indiana Gas has accrued only its proportionate share of the estimated response costs.

With respect to insurance coverage, as of June 30, 2000, Indiana Gas has recorded settlements from all known insurance carriers in an aggregate amount of approximately
$20.1 million.

These environmental matters have had no material impact on earnings since costs recorded to date approximate PRP and insurance settlement recoveries. While Indiana Gas has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

10.  Commitments and Contingencies

Indiana Gas is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against Indiana Gas that are likely to have a material adverse effect on the financial position or results of operations. Refer to Note 11 for litigation matters related to ProLiance.

11.  Proliance Energy, LLC

ProLiance Energy, LLC (ProLiance), a 50 percent owned non-regulated marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens Gas) and others effective
April 1, 1996.   The sale of gas and provision of other
services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment
(GCA) process administered by the Indiana Utility Regulatory
Commission (IURC).

On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

The IURC's September 12, 1997, decision was appealed to the Indiana Court of Appeals by certain Petitioners, including the Indiana Office of Utility Consumer Counselor, the Citizens Action Coalition of Indiana, and a small group of large-volume customers. On October 8, 1998, the Indiana Court of Appeals issued a decision which reversed and remanded the case to the IURC with instructions that the gas supply agreements be disapproved. The basis for the decision was that because the gas supply agreements provide for index based pricing of gas commodity sold by ProLiance to the utilities, the gas supply agreements should have been the subject of an application for approval of an alternative regulatory plan under Indiana statutory law.

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

On or about August 11, 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand (CID) from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas has provided all information requested and management continues to believe that there are no significant issues in this matter.

12.  Affiliate Transactions

Proliance provides natural gas supply and related services to Indiana Gas. Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three, six and twelve months ended June 30, 2000, totaled $70.3 million, $136.3 million and $242.6 million, respectively. Indiana Gas' purchases from ProLiance for the three, six and twelve months ended June 30, 1999, totaled $48.2 million, $114.1 million and $226.6 million, respectively. ProLiance has a standby letter of credit facility with a bank for letters up to $30 million. This facility is secured in part by a support agreement from Indiana Gas. Letters of credit outstanding at June 30, 2000 totaled $13 million.

CIGMA, LLC, owned jointly and equally by a wholly owned subsidiary of Vectren and a third party, provides materials acquisition and related services that are used by Indiana
Gas. Indiana Gas' purchases of these services during the three, six and twelve months ended June 30, 2000, totaled
$4.1 million, $8.1 million and $16.6 million, respectively.
Indiana Gas' purchases of these services during the three, six and twelve months ended June 30, 1999, totaled $4.4 million, $8.9 million and $18.5 million, respectively.

Reliant Services, LLC (Reliant), owned jointly and equally by a wholly owned subsidiary of Vectren and a third party, provides utility locating, meter reading and construction services to Indiana Gas and others. Amounts paid by Indiana Gas to Reliant for such services totaled $1.0 million, $2.0 million and $4.1 million, respectively, for the three, six and twelve months ended June 30, 2000. Amounts paid by Indiana Gas to Reliant totaled $0.7 million, $1.4 million and $1.5 million, respectively, for the three, six and twelve months ended June 30, 1999.

Certain wholly owned subsidiaries of Vectren provide support services to Indiana Gas. Services provided include corporate-level management services, information technology, financial, human resources, purchasing, building and fleet services. Amounts billed by the affiliates to Indiana Gas for the three, six and twelve months ended June 30, 2000, totaled $12.9 million, $15.7 million and $36.3 million, respectively. Amounts billed by the affiliates to Indiana Gas for the three, six and twelve months ended June 30, 1999, totaled $8.4 million, $16.1 million and $28.8 million, respectively.

Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

Amounts owed to affiliates, including notes payable, totaled $26.3 million, $21.9 million and $28.8 million at June 30, 2000 and 1999 and December 31, 1999, respectively, and are included in Accounts Payable on the Consolidated Balance Sheets.

13.  Segment Reporting

Statement of Financial Accounting Standards (SFAS) No. 131, 'Disclosures about Segments of an Enterprise and Related Information' establishes standards for the reporting of information about operating segments in financial statements and disclosure about products, services and geographic areas. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in the assessment of performance. Indiana Gas operates as one reportable segment.

14.  New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board
(FASB) issued SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities.' The statement, as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Indiana Gas is required to adopt SFAS No. 133 no later than January 1, 2001. Through arrangements with its affiliates, Indiana Gas utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. Indiana Gas has not quantified the impact of adopting this statement on its financial position or results or operations.

15.  Reclassifications

Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.
     INDIANA GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

  Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

        Indiana Energy, Inc. and SIGCORP, Inc. Merger

On June 14, 1999, Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company named Vectren Corporation (Vectren). The merger was conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. Such approvals were obtained and the merger was consummated on March 31, 2000. As provided for in the merger agreement, Indiana Energy shareholders received one share of Vectren common stock for each share of Indiana Energy held at the March 31, 2000 closing date. SIGCORP shareholders received one and one-third shares of Vectren common stock for each share of SIGCORP held at the March 31, 2000 closing date. The transaction was accounted for as a pooling of interests. The transaction was a tax-free exchange of shares.

Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, operates as a separate wholly owned subsidiary of Vectren.

                    Results of Operations

                      Net Income (Loss)

Consolidated net loss was $3.5 million for the three months ended June 30, 2000. Consolidated net income before merger and merger related charges (see merger and merger related costs below) was $.4 million for the three months ended June 30, 2000, as compared to net income of $0.6 million for the same period in 1999.

Consolidated net income was $5.3 million for the six months ended June 30, 2000. Consolidated net income before merger and merger related charges was $18.6 million for the six months ended June 30, 2000, as compared to net income of $24.6 million for the same period in 1999.

Consolidated net income was $10.4 million for the twelve months ended June 30, 2000. Consolidated net income before merger and merger related charges was $23.7 million for the twelve months ended June 30, 2000, as compared to net income of $31.9 million for the same period in 1999.


        Margin (Operating Revenues Less Cost of Gas)

Utility margin for the three months ended June 30, 2000, was $37.4 million, compared to $38.4 million for the same period last year. Despite slightly more favorable weather conditions, the slight decrease is due to fewer sales to commercial customers and lower miscellaneous gas revenues.

Utility margin for the six months ended June 30, 2000, was $110.1 million compared to $115.9 million for the same period last year. Gas margin was lower due to weather being 4 percent warmer than the prior year period and 16 percent warmer than normal, causing a 3 percent decline from the prior year period in total residential and commercial gas sales. The decrease in gas margin was partially offset by additional residential and commercial customer growth.

Utility margin for the twelve months ended June 30, 2000, was $198.8 million compared to $200.0 million for the same period last year for the same reasons explained above.

Indiana Gas' rates for gas transportation generally provide for the same margins as are earned on the sale of gas under its applicable sales tariffs. Approximately one-half of total gas system throughput represents gas used for space heating and is affected by weather.

                     Operating Expenses

Operation and maintenance expenses increased $0.6 million,
or 2.9 percent, for the three months ended June 30, 2000,
when compared to the same period due to $3.3 million
additional allocations from a wholly owned subsidiary of
Vectren to reflect shortened useful lives of certain
information systems (see merger and merger related costs
below).   This increase is offset by a reduction in other
operation and maintenance expenses.

Operation and maintenance increased $3.7 million, or 8.4 percent, for the six months ended June 30, 2000, when compared to the same period a year ago due to the $3.0 million additional allocations from the subsidiary of Vectren to reflect the shortened useful lives of the information systems. Additionally, operation and maintenance expenses were higher during the six months ended June 30, 2000 due to a first quarter 1999 reduction in restructuring charges of $1.3 million.

Operation and maintenance expenses increased $7.7 million, or 8.8 percent, for the twelve months ended June 30, 2000 when compared to the same period last year. In addition to the items noted above, the increase reflects additional costs related to the implementation of a new customer information system in January 1999.

Depreciation and amortization increased $0.6 million, $1.2 million and $2.2 million for the three, six and twelve months ended June 30, 2000, when compared to the same periods last year due primarily to additions to plant to serve new customers.

Income taxes decreased $1.2 million, $9.0 million and $9.5 million, respectively, for the three, six and twelve months ended June 30, 2000, when compared to the same periods one year ago due to changes in taxable income. Taxable income decreased primarily due to the recognition of tax-deductible merger costs.
 .
Taxes other than income taxes increased $0.2 million, $0.5 million and $1.5 million for the three, six and twelve months ended June 30, 2000, primarily due to higher property tax expense, the result of additions to plant, and an increase in the gross receipts tax.

               Merger and Merger Related Costs

Merger costs incurred by Vectren for the three and six months ended June 30, 2000 totaled $3.3 million and $30.4 million, respectively. These costs relate primarily to transaction costs, severance and other merger integration activities. Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities will be substantially complete by 2001. Merger costs are reflected in the financial statements of the operating subsidiaries in which the merger savings are expected to be realized. Merger costs expensed by Indiana Gas for the three and six months ended June 30, 2000 totaled $1.8 million and $15.3 million, respectively.

As a result of merger integration activities, management has identified certain information systems which are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren and the fees allocated by the subsidiary for the use of these systems by Indiana Gas is reflected in operation and maintenance expenses in the accompanying financial statements. As a result of the shortened useful lives, additional fees were incurred by Indiana Gas during the second quarter, resulting in an increase in operation and maintenance expense of approximately $3.3 million for the three, six and twelve months ended June 30, 2000.

                      Interest Expense

Interest expense increased $1.2 million, $2.0 million and $3.1 million, respectively, for the three, six and twelve months ended June 30, 2000, when compared to the same periods one year ago due primarily to the additional average debt outstanding during the comparative periods and higher interest rates on short-term borrowings. The additional debt is partially attributed to higher cost of purchased gas and weather shortfalls.

                   Other Operating Matters

  Acquisition of the Gas Distribution Assets of The Dayton
                   Power and Light Company

On December 15, 1999, Indiana Energy, now Vectren, announced that the board of directors had approved a definitive agreement under which the company will acquire the natural gas distribution assets of The Dayton Power and Light Company (DP&L), which will add 305,000 gas distribution customers in 16 counties in west central Ohio. The acquisition, with a purchase price of $425 million, is expected to be funded with short-term debt which will be replaced over time with permanent financing. This transaction is conditioned upon the approval of several regulatory bodies. In June 2000, the Department of Justice concluded that it had completed its review of its Hart Scott Rodino notification filings and would take no further action. In July 2000, the Public Utilities Commission of Ohio granted approval for the transaction. Vectren is awaiting approval from the SEC for the transaction under the Public Utility Holding Company Act. Other remaining approvals include the Federal Communications Commission's authorization of the transfer of radio licenses held by DP&L, and action by certain local authorities regarding the transfer of operating rights. Management expects to complete the transaction during the third quarter of 2000.

                    ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a 50 percent owned non-regulated marketing affiliate of Vectren Energy Services, began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens Gas) and others effective April 1, 1996.

The sale of gas and provision of other services to Indiana
Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the Indiana Utility Regulatory Commission (IURC).

On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

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

On or about August 11, 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand (CID) from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas has provided all information requested and management continues to believe that there are no significant issues in this matter.

                    Environmental Matters

In the past, Indiana Gas and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas, and the others, may now be required to take remedial action if certain byproducts are found above the regulatory threshold at these sites.

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the Indiana
Department of Environmental Management (IDEM), and a Record of Decision (ROD) was issued by IDEM in January 2000.
Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to IDEM's Voluntary Remediation Program (VRP) and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs which may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has accrued costs that it reasonably expects to incur.

Indiana Gas has recovered these estimated accrued costs from insurance carriers and other potentially responsible parties
(PRPs). Indiana Gas has PRP agreements in place for 19 of the 26 sites, which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20 and 50 percent. For these sites, Indiana Gas has accrued only its proportionate share of the estimated response costs.

With respect to insurance coverage, as of June 30, 2000, Indiana Gas has recorded settlements from all known insurance carriers in an aggregate amount of approximately
$20.1 million.

These environmental matters have had no material impact on earnings since costs recorded to date approximate PRP and insurance settlement recoveries. While Indiana Gas has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

                New Accounting Pronouncement

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement, as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Indiana Gas is required to adopt SFAS No. 133 no later than January 1, 2001. Through arrangements with its affiliates, Indiana Gas utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. Indiana Gas has not quantified the impact of adopting this statement on its financial position or results or operations.

               Liquidity and Capital Resources

Indiana Gas' capitalization objectives are 45-60 percent common and preferred equity and 40-55 percent long-term debt. These objectives may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the company's operation. Indiana Gas' common equity component was 53 percent of its total capitalization at June 30, 2000.

New construction and normal system maintenance and improvements needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 2000 are estimated at approximately $60 million of which $29.2 million have been expended during the six-month period ended June 30, 2000. For the twelve months ended June 30, 2000, capital expenditures totaled $65.7 million.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the heating season when accounts receivable and unbilled utility revenues are at their highest.

                    Financing Activities

Indiana Gas expects the majority of the utility construction requirements and debt security redemptions to be provided by internally generated funds.

Indiana Gas' credit ratings on outstanding debt at June 30, 2000 was AA-/Aa2.

Cash required for financing activities of $18.8 million for the six months ended June 30, 2000 includes, among other things, $13.0 million of dividends on common stock and $5.8 million of additional net debt pay-downs. Cash from financing activities of $61.9 million for the twelve months ended June 30, 2000 includes, among other things, $26.0 million of dividends on common stock and $87.9 million of additional net borrowings.

Cash required for investing activities of $23.8 million for the six months ended June 30, 2000 includes, among other things, $29.2 million of capital expenditures. Cash required for investing activities of $58.5 million for the twelve months ended June 30, 2000 includes, among other things, $65.7 million of capital expenditures.

                 Forward-Looking Information

A 'safe harbor' for forwarding-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to, Vectren's realization of net merger savings, ProLiance and the acquisition of gas distribution assets of the DP&L, are forward-looking statements. When used in Indiana Gas Company, Inc. and its subsidiary companies' documents or oral presentations, the words 'believe,' 'anticipate,' 'endeavor,' 'estimate,' 'expect,' 'objective,' 'projection,' 'forecast,' 'goal,' and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Indiana Gas Company, Inc. and its subsidiary companies' actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

* Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to fossil fuel costs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; unanticipated changes to electric energy supply costs, or availability due to demand, shortages, transmission problems or other developments; or electric transmission or gas pipeline system constraints.

* Increased competition in the energy environment including effects of industry restructuring and unbundling.

* Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments made under traditional regulation, and the frequency and timing of rate increases.

* Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, state public utility commissions, state entities which regulate natural gas transmission, gathering and processing, and similar entities with regulatory oversight.

* Economic conditions including inflation rates and monetary fluctuations.

* Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.

* Availability or cost of capital, resulting from changes in Indiana Gas Company, Inc. and its subsidiary companies, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

* Employee workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

* Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

* Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in the Other Operating Matters section of Management's
Discussion and Analysis of Financial Condition and Results of Operations.

* Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

Indiana Gas Company, Inc. and its subsidiary companies undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

                         Seasonality

Because of the seasonal nature of Indiana Gas' gas distribution operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

Item 3.   Quantitative and Qualitative Disclosures about
Market Risk

Indiana Gas' debt portfolio contains a substantial amount of fixed-rate long-term debt and, therefore, does not expose the company to the risk of material earnings or cash flow loss due to changes in market interest rates. Indiana Gas attempts to mitigate its exposure to interest rate fluctuations through management of its short-term borrowings and the use of interest rate hedging instruments. An internal guideline to manage short-term interest rate exposure has been established. This guideline targets a level of 25 percent of the company's total debt portfolio to consist of adjustable rate bonds with a maturity of less than one year, short-term notes and commercial paper. However, it is acknowledged that there may be times that the guideline may be exceeded.

Indiana Gas is also exposed to counterparty credit risk when a supplier defaults upon a contract to pay or deliver the commodity. To mitigate risk, procedures to determine and monitor the creditworthiness of counterparties have been established.

At June 30, 2000, Indiana Gas was not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates. 20

     INDIANA GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 11 of the Notes to Consolidated Financial
Statements for discussion of litigation matters relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

12       Computation of Ratio of Earnings to Fixed Charges,
filed herewith.

27       Financial Data Schedule, filed herewith.

Reports on Form 8-K


On April 14, 2000, Indiana Gas filed a Current Report on
Form 8-K with respect to the Change in Control of the Registrant and a Change in Fiscal Year.

Item 1.  Change in Control of Registrant

Item 8.  Change in Fiscal Year

On April 17, 2000, Indiana Gas filed an Amended Current
Report on Form 8-K changing the signature of the report to
M. Susan Hardwick, Vice President and Controller.

Item 1.  Change in Control of Registrant

Item 8.  Change in Fiscal Year

On April 27, 2000, Indiana Gas filed a Current Report on
Form 8-K with respect to the release of summary financial information for the quarter ending March 31, 2000.

Item 5.  Other Events

Item 7.  Exhibits

     Exhibit 99-1  Press Release - First Quarter 2000
     Exhibit 99-2  Financial Analyst Report - First
      Quarter 2000
     Exhibit 99-3  Precautionary Statement for Purposes of
      the 'Safe Harbor' Provisions of the Private
      Securities Litigation Reform Act of 1995.

On April 27, 2000, Indiana Gas filed a Current Report on
Form 8-K with respect to the release of its teleconference script for the first quarter ending March 31, 2000.

Item 5.  Other Events

Item 7.  Exhibits

Exhibit 99  Analyst Teleconference Script - First
            Quarter 2000
                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     INDIANA GAS COMPANY, INC.
                     -------------------------
                     Registrant


 August 14, 2000     /s/ M. Susan Hardwick
                     ----------------------
                     M. Susan Hardwick
                     Vice President and Controller

 August 14, 2000     /s/ Jerome E. Benkert
                     ------------------------
                     Jerome E. Benkert
                     Executive Vice President
                     and Chief Financial Officer