Form 10-Q
period 2000-09-30
INDIANA GAS CO INC
filed 2000-11-14
CIK 50183

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                            FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                               OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-6494

                    INDIANA GAS COMPANY, INC.
                   --------------------------
     (Exact name of registrant as specified in its charter)

     INDIANA                          35-0793669
    ---------                         -----------
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)


    1630 North Meridian Street, Indianapolis, Indiana  46202
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

Yes   X      No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value 9,080,770     November 10, 2000
-------------------------------- ----------    -----------------
           Class                 Number of         Date
                                 shares


                           TABLE OF CONTENTS

Item                                                         Page
Numbe                                                        Number
r
                  Part I - Financial Information
  1    Financial Statements (Unaudited)
       Indiana Gas Company, Inc. and Subsidiary Companies
       Consolidated Balance Sheets                           3-4
       Consolidated Statements of Income                     5-6
       Consolidated Statements of Cash Flows                 7
       Notes to Consolidated Financial Statements            8-12
  2    Management's Discussion and Analysis of Financial
       Condition and Results of Operations                   13-18
  3    Quantitative and Qualitative Disclosure about
        Market Risk                                          19

                   Part II - Other Information
  1    Legal Proceedings                                     20
  4    Submission of Matters to a Vote of Security Holders   20
  6    Exhibits and Reports on Form 8-K                      20
       Signatures                                            20


         INDIANA GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                    CONSOLIDATED BALANCE SHEETS
                      (Unaudited - Thousands)


                                     September 30       December 31
             ASSETS                 2000       1999         1999
Utility Plant:
   Original cost                  $1,039,176 $ 990,780    $1,005,304
   Less - accumulated
     depreciation                    425,599   398,912       407,887
                                  ---------- ---------     ---------
   Net utility plant                 613,577   591,868       597,417

Current Assets:
   Cash and cash equivalents           4,924        14           353
   Accounts receivable, less
     reserves of $849, $733 and
     $1,739, respectively             22,304    17,716        37,058
   Accrued unbilled revenues           8,669     8,136        36,634
   Inventories                        10,400    10,311        12,442
   Prepaid gas delivery service       46,788    25,810        20,937
   Prepaid taxes                      16,614         -             -
   Recoverable fuel and natural
    gas costs                         16,218         -             -
   Prepayments and other
     current assets                   13,531    11,815        16,468
                                  ---------- ---------     ---------
   Total current assets              139,448    73,802       123,892

Other Assets:
   Unamortized debt discount
     and expense                      11,201    11,954        11,906
   Regulatory income tax asset           528     2,741         2,741
   Other                               2,721     2,159         3,914
                                  ----------  --------     ---------
     Total other assets               14,450    16,854        18,561

TOTAL ASSETS                      $  767,475 $ 682,524     $ 739,870
                                  ========== =========     =========

         The accompanying notes are an integral part of these consolidated financial statements.


          INDIANA GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEETS
                       (Unaudited - Thousands)


     SHAREHOLDER'S EQUITY AND           September 30      December 31
            LIABILITIES
                                       2000      1999         1999
Capitalization:
   Common stock and paid-in capital  $ 142,995 $ 142,995     $ 142,995
   Retained earnings                    84,598   100,431       105,627
     Total common shareholder's
       equity                          227,593   243,426       248,622
   Long-term debt, net of current
     maturities                        211,274   181,849       211,849
                                     --------- ---------     ---------
   Total capitalization                438,867   425,275       460,471

Commitments and Contingencies

Current Liabilities:
   Current maturities and sinking
     fund requirements
     of long-term debt                       -         -             -
   Notes payable                       142,784    68,621        82,172
   Accounts payable                     38,884    33,081        37,111
   Refunds to customers and
     customer deposits                  12,529    25,905        22,021
   Accrued taxes                         9,809    12,471        16,208
   Accrued interest                      6,637     1,173         5,252
   Other current liabilities            15,015    13,398        12,697
                                     --------- ---------     ---------
     Total current liabilities         225,658   154,649       175,461

Deferred Credits and Other Liabilities:
   Deferred income taxes                55,254    60,931        61,061
   Accrued postretirement benefits
     other than pensions                30,291    27,868        28,474
   Unamortized investment tax
     credit                              7,455     8,383         8,152
   Other                                 9,950     5,418         6,251
                                     --------- ---------    ----------
     Total deferred credits and
       other liabilities               102,950   102,600       103,938
                                     --------- ---------    ----------
TOTAL SHAREHOLDER'S EQUITY AND
LIABILITIES                          $ 767,475 $ 682,524     $ 739,870
                                     ========= =========    ==========

         The accompanying notes are an integral part of these consolidated financial statements.


         INDIANA GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF INCOME
                       (Unaudited - Thousands)

                                Three Months         Nine Months
                             Ended September 30   Ended September 30
                              2000       1999      2000       1999

OPERATING REVENUES           $ 75,417   $ 60,499 $ 333,338  $ 294,114
COST OF GAS                    45,070     30,010   192,849    147,754
                             --------   -------- ---------  ---------
   Total margin                30,347     30,489   140,489    146,360

OPERATING EXPENSES:
   Operation and
    maintenance                24,898     24,588    72,908     68,882
   Merger costs                   432          -    15,726          -
   Depreciation and
     amortization               9,179      8,720    27,329     25,711
   Income tax expense
     (benefit)                (4,750)    (3,879)       689     10,529
   Taxes other than income
     taxes                      2,436      3,146    11,080     11,265
                             --------   --------  --------   --------
                               32,195     32,575   127,732    116,387

OPERATING INCOME (LOSS)       (1,848)    (2,086)    12,757     29,973

OTHER INCOME - NET                591        243     1,279        758
                            ---------  --------- ---------  ---------
INCOME (LOSS)BEFORE
INTEREST                      (1,257)    (1,843)    14,036     30,731

INTEREST EXPENSE                5,463      3,948    15,422     11,885
                            ---------  --------- ---------  ---------
NET INCOME (LOSS)           $ (6,720)  $ (5,791) $ (1,386)   $ 18,846
                            =========  ========= =========  =========

         The accompanying notes are an integral part of these consolidated financial statements.


  INDIANA GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - Thousands)

                                    Twelve Months
                                 Ended September 30
                                  2000         1999
OPERATING REVENUES               $ 470,585    $ 419,061
COST OF GAS                        271,912      215,691
                                  --------     --------
  Total margin                     198,673      203,370


OPERATING EXPENSES:
   Operation and maintenance        95,855       90,411
   Merger costs                     15,726            -
   Depreciation and
     amortization                   36,203       34,026
     Income taxes                    6,894       16,967
   Taxes other than income
     taxes                          15,510       15,416
                                  --------     --------
                                   170,188      156,820

OPERATING INCOME                    28,485       46,550

OTHER INCOME - NET                   1,531          839
                                  --------    ---------
INCOME BEFORE INTEREST              30,016       47,389

INTEREST EXPENSE                    20,506       16,012

NET INCOME                       $   9,510    $  31,377
                                 =========    =========

         The accompanying notes are an integral part of these consolidated financial statements.


         INDIANA GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited - Thousands)


                                 Nine Months         Twelve Months
                             Ended September 30   Ended September 30
                               2000       1999      2000       1999
CASH FLOWS FROM (REQUIRED FOR)
OPERATING ACTIVITIES:
 Net Income (Loss)           $ (1,386)  $ 18,846  $   9,510  $ 31,377
 Adjustments to reconcile
  net income to cash
  provided from operating
  activities -
   Depreciation and
    amortization                27,329    25,711     36,203    34,026
   Deferred income taxes
    and investment tax
    credits                    (6,504)   (1,310)    (6,605)   (1,410)
                             ---------  --------  ---------  --------
                                19,439    43,247     39,108    63,993
 Changes in assets and liabilities -
   Receivables - net
    (including unbilled
    revenues)                   42,719    44,407    (5,121)   (2,240)
   Inventories                   2,042     8,695       (89)     9,899
   Accounts payable,
    refunds to customers,
    customer deposits,
    advance payments and
    other current
    liabilities                (5,401)   (6,576)    (9,424)     8,267
   Accrued taxes and
    interest                   (5,014)     (950)      2,802     7,447
   Recoverable/refundable     (16,218)   (3,151)   (16,218)       462
    gas costs
   Prepaid taxes              (16,614)         -   (16,614)         -
   Prepayments and other
    current assets               2,937       133    (1,716)       539
   Prepaid gas delivery
    service                   (25,851)  (25,810)   (20,978)  (25,810)
   Accrued postretirement
    benefits other than
    pensions                     1,817     1,984      2,423     2,699
   Other - net                   3,406   (2,405)      1,651   (2,301)
                              --------  --------  ---------  --------
    Total adjustments         (16,177)    16,327   (63,284)   (1,038)
                              --------  --------  ---------  --------
     Net cash flows from
      (required for)
      operating activities       3,262    59,574   (24,176)    62,955

CASH FLOWS (REQUIRED FOR)
FROM FINANCING ACTIVITIES:
  Retirement of long-term
   debt                          (575)  (10,115)      (575)  (10,126)
  Proceeds from long-term
   debt                              -         -     30,000         -
  Net change in short-term
   borrowings                   60,612    19,946     74,163    34,916
  Dividends on common stock   (19,643)  (21,300)   (25,343)  (28,300)
                             ---------  --------   --------  --------
   Net cash flows (required
    for) from financing
    activities                  40,394  (11,469)     78,245   (3,510)

CASH FLOWS (REQUIRED FOR)
INVESTING ACTIVITIES:
  Capital expenditures        (43,628)  (48,111)   (58,397)  (60,173)
  Other                          4,543         -      9,238         -
                             ---------  --------  ---------  --------
   Net cash flows required
    for investing
    activities                (39,085)  (48,111)   (49,159)  (60,173)
                             ---------  --------  ---------  --------
Net increase (decrease) in
  cash                           4,571       (6)      4,910     (728)

Cash and cash equivalents
  at beginning of period           353        20         14       742
                              --------  --------  ---------  --------
Cash and cash equivalents
  at end of period            $  4,924  $     14   $  4,924  $     14
                              ========  ========   ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

      INDIANA GAS COMPANY, INC. AND SUBSIDIARY COMPANIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.   Organization and Nature of Operations

Indiana Gas Company, Inc. and its subsidiary companies (Indiana Gas or the Company) provide natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. On October 31, 2000, the acquisition of the natural gas distribution assets of The Dayton Power and Light Company was completed (see Note 5).

2.   Financial Statements

The interim consolidated financial statements included in this report have been prepared, without audit, as provided in the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. Indiana Gas believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported, that all such adjustments are of a normal recurring nature, and the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Indiana Gas' Form 10-K/A, filed on May 15, 2000, that reflects the change in fiscal year end to December 31 from September 30 to conform its year end to the year end of its parent company (see Note 3 below).

Because all of the common stock of Indiana Gas is owned by Vectren (see Note 3 below), Indiana Gas does not report earnings per share.

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

Indiana Gas, formerly a wholly owned subsidiary of Indiana
Energy, operates as a separate wholly owned subsidiary of Vectren.


4.   Merger and Merger Related Costs

Merger costs incurred by Vectren for the three, nine and twelve months ended September 30, 2000 totaled $0.9 million, $31.3 million and $31.3 million, respectively. These costs relate primarily to transaction costs, severance and other merger integration activities. Merger costs are reflected in the financial statements of the operating subsidiaries in which merger savings are expected to be realized. Merger costs expensed by Indiana Gas for the three and nine months ended September 30, 2000 totaled $0.4 million, $15.7 million and $15.7 million, respectively.

As a result of merger integration activities, management has identified certain information systems which are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren and the fee allocated by the subsidiary for the use of these systems by Indiana Gas is reflected as operations and maintenance expense in the accompanying financial statements. As a result of the shortened useful lives, additional fees were incurred by Indiana Gas during the third quarter, resulting in an increase in operations expense of approximately $3.3 million for the three months ended and $6.7 million for the nine and twelve months ended September 30, 2000.

5.   Acquisition of the Gas Distribution Assets of The Dayton
Power and Light Company

On December 15, 1999, Indiana Energy, now Vectren, announced that the board of directors had approved a definitive agreement under which the company will acquire the natural gas distribution assets of The Dayton Power and Light Company (DP&L), which will add 305,000 gas distribution customers in 16 counties in west central Ohio. In June 2000, the Department of Justice concluded that it had completed its review of its Hart Scott Rodino notification filings and would take no further action. In July 2000, the Public Utilities Commission of Ohio granted approval for the transaction. In October 2000, Vectren received approval from the SEC under the Public Utility Holding Company Act, the final approval necessary to complete the transaction. On October 31, 2000, the approximate $465 million acquisition was completed. Operations will be conducted under the name Vectren Energy Delivery of Ohio, Inc. (VEDO). Under VEDO's ownership structure, Indiana Gas holds a 47 percent undivided ownership interest and VEDO has a 53 percent undivided ownership interest. Vectren Utility Holdings, Inc., the holding company of Vectren's operating public utilities, established a 435 million commercial paper program to fund the majority of the acquisition. This facility was utilized as at October 31, 2000, and will be replaced over time with permanent financing. Indiana Gas' portion of the acquisition was funded through the use of a combination of short-term borrowings from Vectren Utility Holdings and commercial paper.

6.   Gas in Underground Storage

Based on the average cost of purchased gas during September 2000, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at September 30, 2000, by approximately $19.9 million.

7.   Refundable or Recoverable Natural Gas Costs

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

8.   Cash Flow Information

For the purposes of the consolidated statements of cash flows, Indiana Gas considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


                           Nine Months         Twelve Months
                              Ended                Ended
                           September 30        September 30
                            2000     1999      2000       1999
                        -------  -------     -------   -------
Thousands
Interest (net of amount
capitalized)               $13.7    $15.2       $12.8    $16.0
Income taxes               $23.4    $14.9       $25.4    $16.0


9.   Environmental Matters

In the past, Indiana Gas and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas, and the others, may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

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

With respect to insurance coverage, as of September 30, 2000, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount of approximately $20.3 million.

These environmental matters have had no material impact on earnings since costs recorded to date approximate PRP and insurance settlement recoveries. While Indiana Gas has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

10.   Commitments and Contingencies

Indiana Gas is party to various legal proceedings arising in the normal course of business. In the opinion of management,with the exception of litigation matters related to Proliance, there are no legal proceedings pending against Indiana Gas that are likely to have a material adverse effect on the financial position or results of operations. Refer to Note 11 for litigation matters related to ProLiance Energy, LLC.

11.   Proliance Energy, LLC

ProLiance Energy, LLC (ProLiance), a 50 percent owned, non-regulated, marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens Gas) and others effective April 1, 1996. The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC.

On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings. Through a series of appeals, the order was finally considered by the Indiana Supreme Court.

On September 22, 2000, the Indiana Supreme Court issued a decision affirming the IURC's decision on Proliance in all respects. Indiana Gas and Citizens Gas are continuing to utilize
Proliance for their gas supplies.

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

12.   Affiliate Transactions

ProLiance provides natural gas supply and related services to Indiana Gas. Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three, nine and twelve months ended September 30, 2000, totaled $81.2 million, $217.5 million and $291.7 million, respectively. Indiana Gas' purchases from ProLiance for the three, nine and twelve months ended September 30, 1999, totaled $52.0 million, $166.1 million and $232.6 million, respectively.

ProLiance has a standby letter of credit facility with a bank for letters up to $30 million. This facility is secured in part by a support agreement from Indiana Gas. Letters of credit outstanding at September 30, 2000 totaled $22.4 million. On November 1, 2000, the credit facility was increased to $45 million.

CIGMA, LLC, owned jointly and equally by a wholly owned subsidiary of Vectren and a third party, provides materials acquisition and related services that are used by Indiana Gas. Indiana Gas' purchases of these services during the three, nine and twelve months ended September 30, 2000, totaled $4.2 million, $12.4 million and $16.6 million, respectively. Indiana Gas' purchases of these services during the three, nine and twelve months ended September 30, 1999, totaled $3.8 million, $12.3 million and $16.9 million, respectively.

Reliant Services, LLC (Reliant), owned jointly and equally by a wholly owned subsidiary of Vectren and a third party, provides utility locating, meter reading and construction services to Indiana Gas and others. Amounts paid by Indiana Gas to Reliant for such services totaled $1.1 million, $3.1 million and $4.0 million, respectively, for the three, nine and twelve months ended September 30, 2000. Amounts paid by Indiana Gas to Reliant totaled $1.1 million, $2.5 million and $2.7 million, respectively, for the three, nine and twelve months ended September 30, 1999.

Certain wholly owned subsidiaries of Vectren provide support services to Indiana Gas. Services provided include corporate-level management services, information technology, financial, human resources, purchasing, building and fleet services. Amounts billed by the affiliates to Indiana Gas for the three, nine and twelve months ended September 30, 2000, totaled $13.1 million, $34.3 million and $42.5 million, respectively. Amounts billed by the affiliates to Indiana Gas for the three, nine and twelve months ended September 30, 1999, totaled $7.6 million, $23.7 million and $30.4 million, respectively.

Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

Amounts owed to affiliates totaled $31.0 million, $20.0 million and $28.8 million at September 30, 2000 and 1999 and December 31,
1999, respectively, and are included in Accounts Payable on the Consolidated Balance Sheets.

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

14.   New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities.' The statement, as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS No. 133 requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Indiana Gas is required to adopt SFAS No. 133 no later than January 1, 2001. Through arrangements with its affiliates, Indiana Gas utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. In preparation for the implementation of this new statement, Vectren has formed a team to identify and analyze its contracts and its subsidiaries' contracts which could be subject to the new statement, develop required documentation, define relevant processes and information system needs and promote internal awareness of the requirements and potential effects of the new statement, for its subsidiaries. While Vectren continues to analyze and follow the development of implementation guidelines, at this time, Vectren has not quantified the impact of adopting this statement on Indiana Gas' financial position or results of operations and is unable to predict whether the implementation of this accounting standard will be material to Indiana Gas' results of operations and financial position. However, the adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

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

       INDIANA GAS COMPANY, INC. AND SUBSIDIARY COMPANIES

    Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

          Indiana Energy, Inc. and SIGCORP, Inc. Merger

On March 31, 2000, the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc.(SIGCORP) and into Vectren Corporation (Vectren) was consummated with a tax-free exchange of shares and was accounted for as a pooling of interests. As provided for in the merger agreement, Indiana Energy shareholders received one share of Vectren common stock for each share of Indiana Energy held at the March 31, 2000 closing date. SIGCORP shareholders received one and one-third shares of Vectren common stock for each share of SIGCORP held at the March 31, 2000 closing date.

Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, operates as a separate wholly owned subsidiary of Vectren.

                      Results of Operations

Net Income (Loss)

Consolidated net loss was $6.7 million for the three months ended September 30, 2000. Consolidated net loss before merger and merger related charges (see merger and merger related costs below) was $4.4 million for the three months ended September 30, 2000, as compared to net loss of $5.8 million for the same period in 1999.

Consolidated net loss was $1.4 million for the nine months ended September 30, 2000. Consolidated net income before merger and merger related charges was $14.5 million for the nine months ended September 30, 2000, as compared to net income of $18.9 million for the same period in 1999.

Consolidated net income was $9.5 million for the twelve months ended September 30, 2000. Consolidated net income before merger and merger related charges was $25.4 million for the twelve months ended September 30, 2000, as compared to net income of $31.4 million for the same period in 1999.

Margin (Operating Revenues Less Cost of Gas)

Utility margin for the three months ended September 30, 2000, of $30.3 million was comparable to the same period last year.

Utility margin for the nine months ended September 30, 2000, was $140.5 million compared to $146.4 million for the same period last year. Gas margin was lower due to weather being 3 percent warmer than the prior year nine month period and 14 percent warmer than normal. The warmer temperatures caused a 5% percent decline from the prior year period in total residential and commercial gas sales. Additionally, gas margin was negatively affected by a less favorable sales mix to industrial and contract customers. The decrease in gas margin was partially offset by additional residential and commercial customer growth.

Utility margin for the twelve months ended September 30, 2000, was $198.7 million compared to $203.4 million for the same period last year for the same reasons explained above.

Indiana Gas' rates for gas transportation generally provide for the same margins as are earned on the sale of gas under its applicable sales tariffs. Approximately one-half of total gas system throughput represents gas used for space heating and is affected by weather.

Total cost of gas sold increased $15.1 million, or 50 percent, $45.1 million, or 31 percent, and $56.2 million, or 26 percent, respectively, for the three, nine and twelve month periods ended September 30, 2000, compared to the comparable periods in 1999 due to significantly higher average per unit purchased gas costs incurred primarily during the six month period ended September 30, 2000, compared to the year ago period. Indiana Gas is allowed full recovery of such changes in purchased gas costs from their retail retail customers through commission-approved gas cost adjustment mechanisms.

Operating Expenses

Operation and maintenance expenses for the three months ended
September 30, 2000, were comparable to the same period in 1999.

Operation and maintenance expenses increased $4.0 million, or 5.8 percent, for the nine months ended September 30, 2000, when compared to the same period a year ago due to $6.7 million additional allocations from a wholly owned subsidiary of Vectren to reflect the shortened useful lives of certain information systems in use by Indiana Gas (see merger and merger related costs below). Additionally, operation and maintenance expenses were higher during the nine months ended September 30, 2000 as compared to the comparable period in 1999 due to a first quarter 1999 reversal of part of a restructuring reserve of $1.3 million. The increases were partially offset by a reduction in general and administrative expenses.

Operation and maintenance expenses increased $5.4 million, or 6.0 percent, for the twelve months ended September 30, 2000 when compared to the same period last year. In addition to the items noted above, the increase reflects additional support costs related to the implementation of a new customer information system.

Depreciation and amortization increased $0.5 million, $1.6 million and $2.2 million for the three, nine and twelve months ended September 30, 2000, when compared to the same periods last year due primarily to additions to plant.

Income taxes decreased $0.9 million, $9.8 million and $10.1 million, respectively, for the three, nine and twelve months ended September 30, 2000, when compared to the same periods a year ago due to lower taxable income.

Merger and Merger Related Costs

Merger costs incurred by Vectren for the three, nine and twelve months ended September 30, 2000 totaled $0.9 million, $31.3 million and $31.3 million, respectively. These costs relate primarily to transaction costs, severance and other merger integration activities. Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities, which will contribute to merger savings, will be substantially complete by 2001. Merger costs are reflected in the financial statements of the operating subsidiaries in which merger savings are expected to be realized. Merger costs expensed by Indiana Gas for the three, nine and twelve months ended September 30, 2000 totaled $0.4 million, $15.7 million and $15.7 million, respectively.

As a result of merger integration activities, management has identified certain information systems which are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren and the fees allocated by the subsidiary for the use of these systems by Indiana Gas is reflected in operation and maintenance expenses in the accompanying financial statements. As a result of the shortened useful lives, additional fees were incurred by Indiana Gas during the third quarter, resulting in an increase in operation and maintenance expense of $3.3 million for the three month period and $6.7 million for the nine and twelve months ended September 30, 2000.

Interest Expense

Interest expense increased $1.5 million, $3.5 million and $4.5 million, respectively, for the three, nine and twelve months ended September 30, 2000, when compared to the same periods one year ago due primarily to the additional average debt outstanding during the comparative periods and higher interest rates on short-term borrowings. The additional debt is partially attributed to higher cost of purchased gas and decreased gas margins due to warmer weather.

                     Other Operating Matters

Acquisition of the Gas Distribution Assets of The Dayton Power and Light Company

On December 15, 1999, Indiana Energy, now Vectren, announced that the board of directors had approved a definitive agreement under which the company will acquire the natural gas distribution assets of The Dayton Power and Light Company (DP&L), which will add 305,000 gas distribution customers in 16 counties in west central Ohio. In June 2000, the Department of Justice concluded that it had completed its review of its Hart Scott Rodino notification filings and would take no further action. In July 2000, the Public Utilities Commission of Ohio granted approval for the transaction. In October 2000, Vectren received approval from the SEC under the Public Utility Holding Company Act for the acquisition, the final approval necessary to complete the transaction. On October 31, 2000, the acquisition was completed for a purchase price of approximately $465 million. Operations will be conducted under the name Vectren Energy Delivery of Ohio, Inc (VEDO). Under VEDO's ownership structure, Indiana Gas holds a 47 percent undivided ownership and VEDO has a 53 percent undivided ownership interest. Vectren Utility Holdings, Inc., the holding company of Vectren's operating public utilities, established a $435 million commercial paper program to fund the majority of the acquisition. This facility was utilized at October 31, 2000, and will be replaced over time with permanent financing. Indiana Gas' portion of the acquisition was funded through the use of a combination of short-term borrowings from Vectren Utility Holdings and commercial paper.

                      ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a 50 percent owned, non-regulated, marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens Gas) and others effective April 1, 1996. The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC.

On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings. Through a series of appeals, the order was finally considered by the Indiana Supreme Court.

On September 22, 2000, the Indiana Supreme Court issued a decision affirming the IURC's decision on Proliance in all respects. Indiana Gas and Citizens Gas are continuing to utilize Proliance for their gas supplies.

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

                      Environmental Matters

In the past, Indiana Gas and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas, and the others, may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

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

With respect to insurance coverage, as of September 30, 2000, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount of approximately $20.3 million.

These environmental matters have had no material impact on earnings since costs recorded to date approximate PRP and insurance settlement recoveries. While Indiana Gas has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

                  New Accounting Pronouncement

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement, as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS No. 133 requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Indiana Gas is required to adopt SFAS No. 133 no later than January 1, 2001. Through arrangements with its affiliates, Indiana Gas utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. In preparation for the implementation of this new statement, Vectren has formed a team to identify its contracts and its subsidiaries' contracts which could be subject to the new statement, develop required documentation , define relevant processes and information system needs and promote internal awareness of the requirements and potential effects of the new statement, for its subsidiaries. While Vectren continues to analyze and follow the development of implementation guidelines, at this time, Vectren has not quantified the impact of adopting this statement on Indiana Gas' financial position or results of operations and is unable to predict whether the implementation of this accounting standard will be material to Indiana Gas' results of operations or financial position. However, the adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

                 Liquidity and Capital Resources

Indiana Gas' capitalization objectives are 45-60 percent common and preferred equity and 40-55 percent permanent debt. These objectives may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the company's operation. Indiana Gas' common equity component was 52 percent of its total capitalization at September 30, 2000.

New construction and normal system maintenance and improvements needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 2000 are estimated at approximately $60 million of which $43.6 million have been expended during the nine month period ended September 30, 2000. For the twelve months ended September 30, 2000, capital expenditures totaled $58.4 million.

As of September 30, 2000, Indiana Gas had a $100 million commercial paper program, of which $92.9 was utilized at quarter end. As of October 31, 2000, Indiana Gas had a $155 million commercial paper program, of which $144 million was utilized. Indiana Gas' acquisition of 47 percent of VEDO was funded with a combination of short-term borrowings from Vectren Utility Holdings and commercial paper. Indiana Gas expects to reduce the high level of short term borrowings significantly during 2001.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the heating season when accounts receivable and unbilled utility revenues related to sales of natural gas are at their highest.

                      Financing Activities

Indiana Gas expects the majority of the utility construction requirements and debt security redemptions to be provided by internally generated funds. Short term borrowings are at a high level due to the acquisition adjustment discussed above and the higher natural gas costs.

Indiana Gas' credit ratings on outstanding debt at September 30, 2000 was AA-/Aa2. Effective October 2000, the credit rating on Indiana Gas' outstanding debt was lowered to A/A2 due to the increase in debt resulting from the acquisition of the DP&L assets. Indiana Gas' commercial paper retains an A-1/P-1 rating.

Cash from financing activities of $40.4 million for the nine months ended September 30, 2000 includes $60.6 million of additional short-term borrowings offset by $19.6 million of dividends on common stock. Cash from financing activities of $78.2 million for the twelve months ended September 30, 2000 includes $104.2 million of additional net borrowings offset by $25.3 million of dividends on common stock.

Cash required for investing activities of $39.1 million for the nine months ended September 30, 2000 includes $43.6 million of capital expenditures. Cash required for investing activities of $49.2 million for the twelve months ended September 30, 2000 includes $58.4 million of capital expenditures.

                   Forward-Looking Information

A 'safe harbor' for forwarding-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to Vectren's realization of net merger savings and ProLiance, are forward-looking statements. When used in Indiana Gas Company, Inc. and its subsidiary companies' documents or oral presentations, the words 'believe,' 'anticipate,' 'endeavor,' 'estimate,' 'expect,' 'objective,' 'projection,' 'forecast,' 'goal,' and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Indiana Gas Company, Inc. and its subsidiary companies' actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

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

Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

Indiana Gas' debt portfolio contains a substantial amount of fixed-rate long-term debt and, therefore, does not expose the company to the risk of material earnings or cash flow loss due to changes in market interest rates. Indiana Gas attempts to mitigate its exposure to interest rate fluctuations through management of its short-term borrowings and the use of interest rate hedging instruments. An internal guideline to manage short-term interest rate exposure has been established. This guideline targets a level of 25 percent of the company's total debt portfolio to consist of adjustable rate bonds with a maturity of less than one year, short-term notes and commercial paper. However, it is acknowledged that there may be times that the guideline may be exceeded. Due to the completion of the DP&L asset acquisition and the higher natural gas prices, Indiana Gas anticipates that its short-term borrowings will be highest in the beginning of 2001 and be reduced during the year.

Indiana Gas is also exposed to counterparty credit risk when a supplier defaults upon a contract to pay or deliver the commodity. To mitigate risk, procedures to determine and monitor the creditworthiness of counterparties have been established.

At September 30, 2000, Indiana Gas was not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.

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

27        Financial Data Schedule, filed herewith

Reports on Form 8-K

None



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INDIANA GAS COMPANY, INC.
                         Registrant




   November 14, 2000     /s/ M. Susan Hardwick
                         M. Susan Hardwick
                         Vice President and Controller





   November 14, 2000     /s/ Jerome E. Benkert
                         Jerome E. Benkert
                         Executive Vice President
                         and Chief Financial Officer