Form 10-K405
period 2000-12-31
INDIANA GAS CO INC
filed 2001-04-02
CIK 50183

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            Form 10-K


         X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2000

                               OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______ to _______

 Commission  Registrant, State of Incorporation;     IRS Employer
File Number      Address and Telephone Number     Identification No.
-----------  -----------------------------------  ------------------
   1-6494         Indiana Gas Company, Inc.           35-0793669
                   (An Indiana Corporation)
                    20 N. W. Fourth Street
               Evansville, Indiana  47741-0001
                        (812) 465-5300

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
 Registrant     Title of each class       on which registered
 -----------    -------------------       --------------------
    None                None                      None


Securities registered pursuant to Section 12(g) of the Act:


                           None
 --------------------------------------------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days: Yes   X   No

Indicate the number shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

   Common Stock-
 Without Par Value       482.41561        March 21, 2001
------------------   ------------------   --------------
       Class          Number of shares         Date

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X.

               Documents Incorporated by Reference

Certain information in Vectren Corporation's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 16, 2001, is incorporated by reference in Part III of this Form 10-K.

Information in the company's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on March 29, 2001, regarding gas cost adjustment proceedings, is incorporated by reference in Part II of this Form 10-K.

                          Table of Contents
Item                                                          Page
Number                                                        Number
                               Part I

    1     Business                                               2
    2     Properties                                             4
    3     Legal Proceedings                                      4
    4     Submission of Matters to Vote of Security Holders      5

                               Part II

    5     Market for Registrant's Common Equity                  5
            and Related Security Holder Matters                  6
    6     Selected Financial Data
    7     Management's Discussion and Analysis
            of Financial Condition and Results of                7
          Operations
          Qualitative and Quantitative Disclosures of
   7A
            Market Risks                                        13
    8     Financial Statements and Supplementary Data           14
    9     Change in and Disagreements with Accountants on
            Accounting and Financial Disclosure                 33

                              Part III

   10     Directors and Executive Officers of
            the Registrants                                     34
   11     Executive Compensation                                35
   12     Security Ownership of Certain Beneficial
            Owners and Management                               37
   13     Certain Relationships and Related
            Transactions                                        38

                               Part IV

   14     Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                 38
          Signatures                                            41

                             Part I

ITEM 1.   BUSINESS

Indiana Gas Company, Inc. (Indiana Gas) is an operating public utility incorporated July 16,1945 under laws of the state of Indiana and is a wholly owned subsidiary of Vectren Corporation (Vectren). Indiana Gas provides transportation, distribution and sale of natural gas to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties.

Vectren was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy), Indiana Gas' former parent company, and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares that has been accounted for as a pooling-of-interests. Prior to March 31, 2000, all of the outstanding shares of common stock of
Indiana Gas were owned by Indiana Energy.   Vectren has a
December 31 fiscal year end. In order to report Indiana Gas' financial operations on a consistent basis with Vectren Corporation, Indiana Gas changed its year end from September 30 to December 31. The merger did not affect Indiana Gas' debt securities.

Acquisition of Gas Distribution Assets of the Dayton Power and
Light Company

On December 15, 1999, Indiana Energy, now Vectren, announced that the board of directors had approved a definitive agreement under which the company would acquire the natural gas distribution assets of The Dayton Power and Light Company, which would add 310,000 gas distribution customers in 16 counties in west central Ohio. On October 31, 2000, Vectren completed the approximate $465 million acquisition. Vectren acquired the natural gas distribution assets as a tenancy in common through two wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53 percent undivided ownership interest in the assets, and Indiana Gas holds a 47 percent undivided ownership interest in the assets. VEDO is the operator of the assets, operations of which are herein referred to as "the Ohio operations." Vectren Utility Holdings, Inc. (VUHI), Vectren's intermediate holding company for its operating public utilities, including Indiana Gas, established a $435 million commercial paper program to fund the majority of the acquisition. Indiana Gas' investment in the Ohio operations of approximately $218 million was funded with a combination of short-term borrowings from VUHI and Indiana Gas' commercial paper program.

Overview

During 2000, Indiana Gas supplied gas to 524,427 customers, including 476,073 residential, 47,359 commercial and 995 contract in 311 communities in 49 of the 92 counties in the state of Indiana.

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

Revenues

For the year ended December 31, 2000, revenues were approximately
$598.1 million of which residential customers provided 65 percent, small commercial 24 percent and contract 11 percent.
During the year ended December 31, 2000, Indiana Gas added approximately 11,000 residential and commercial customers.

Indiana Gas receives gas revenues by selling gas directly to residential and commercial customers at approved rates or by transporting gas through its pipelines at approved rates to contract customers that have purchased gas directly from other producers, brokers or marketers. Total volume of gas provided to both sales and transportation customers (throughput) was 126,960 MDth for the year ended December 31, 2000. Transported gas represented 49 percent of total throughput. Rates for transporting gas provide for the same margins generally earned by selling gas under applicable sales tariffs.

The sale of gas is seasonal and strongly affected by variations in weather conditions. To mitigate seasonal demand, Indiana Gas owns and operates five underground gas storage fields, four liquefied petroleum (propane) air-gas manufacturing plants and maintains contract storage. Natural gas purchased from suppliers is injected into storage during periods of light demand which are typically periods of lower prices. The injected gas is then available to supplement contracted volumes during periods of peak requirements. Approximately 169,000 Dth of gas per day can be withdrawn from storage during peak demand periods.

Gas Purchases

Effective April 1, 1996, Indiana Gas purchases all of its natural gas and winter delivery service from ProLiance Energy, LLC (ProLiance). ProLiance is a 50 percent owned non-regulated
energy marketing affiliate of Vectren.   Indiana Gas purchased
68,230 MDth volumes of gas at an average cost of $5.77 per MDth. (See Note 14 in Indiana Gas' financial statements included in Item 8 Financial Statements and Supplementary Data regarding transactions with ProLiance).

Regulatory Matters

Indiana Gas' rates and charges, terms of service, accounting matters, issuance of securities, and certain other operational matters are regulated by the Indiana Utility Regulatory
Commission (IURC).

Adjustments to rates and charges related to the cost of gas charged are made through gas cost adjustment (GCA) procedures established by Indiana law and administered by the IURC. GCA procedures involve scheduled quarterly filings and IURC hearings to establish the amount of price adjustments for a designated future quarter. The procedures also provide for inclusion in later quarters of any variances between estimated and actual
costs of gas sold in a given quarter.   This reconciliation
process with regard to changes in the cost of gas sold closely matches revenues to expenses. The IURC has also applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit net operating income to the level authorized in its last general rate order. An earnings test operates in conjunction with GCA procedures. Recovery of gas costs is not allowed to the extent that total operating income for a 60-month period, including the twelve-month period provided in the gas cost adjustment filing, exceeds the total operating income authorized by the IURC. For the period 1998 through 2000, the earnings test has not affected the company's ability to recover gas costs, and the company does not anticipate the earnings test will restrict the recovery of gas costs in the near future. (See the Rate and Regulatory Matters section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 regarding a $3.8 million disallowance of gas costs.)

Indiana Gas' rate structures does not include a weather normalization-type clause whereby it would be authorized to recover the gross margin on sales established in its last general rate case, regardless of actual weather patterns.


Environmental Matters

See Note 12 of Indiana Gas' financial statements in Item 8
Financial Statements and Supplementary Data regarding manufactured gas plants.

Competition

The utility industry has been undergoing dramatic structural change for several years, resulting in increasing competitive pressures faced by gas utility companies. Increased competition may create greater risks to the stability of utility earnings generally and may in the future reduce our earnings from retail electric and gas sales. Ohio regulation provides for choice of commodity for all gas customers. Indiana has not adopted any regulation requiring gas choice except for large volume customers.

Personnel

As of December 31, 2000, Indiana Gas had 669 employees.

The labor agreement between Indiana Gas, Local Union 1393 of the International Brotherhood of Electrical Workers and Local Unions 7441 and 12213, United Steelworkers of America, went into effect November 27, 1998 for a five year term expiring on December 1, 2003. The agreement contains a 4 percent wage increase in 1998 and 3 percent wage increases each year thereafter during the term of the agreement in addition to increased performance incentives, a new sick pay provision and a simplified pension benefit formula.


ITEM 2.   PROPERTIES

Indiana Gas owns and operates five gas storage fields located in Indiana covering 71,484 acres of land with an estimated ready delivery from storage capability of 8.0 million Dth of gas with daily delivery capabilities of 134,160 Dth. Indiana Gas also maintains 186,578 Dth of gas in contract storage with a daily deliverability of 3,563 Dth and three liquefied petroleum (propane) air-gas manufacturing plants with a total daily capacity of 31,000 Dth of gas.

Indiana Gas' gas delivery system includes 11,336 miles of distribution and transmission mains.

ITEM 3.   LEGAL PROCEEDINGS

Indiana Gas is involved in various legal proceedings arising in the normal course of business. In the opinion of management, with the exception of matters described in Note14 of its financial statements included in Item 8 Financial Statements and Supplementary Data regarding transactions with ProLiance, there are no legal proceedings pending that are material to its financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter to a vote of security holders.
                             Part II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Market Price
All of the outstanding shares of Indiana Gas' common stock are owned by Vectren at December 31, 2000. Indiana Gas' common stock is not publicly traded.

As of December 31, 2000, there are no outstanding options or warrants to purchase Indiana Gas common stock or securities convertible into Indiana Gas' common stock. Additionally, Indiana Gas has no plans to publicly offer any of its common stock.

Dividends
Dividends on our shares of common stock are payable at the discretion of the board of directors out of legally available funds. Future payments of dividends, and the amounts of these dividends, will depend on financial condition, results of operations, capital requirements and other factors.

During 2000, the company paid dividends to Vectren of $5.7 million, $6.6 million, $7.3 million and $6.7 million in the first, second, third and fourth quarters, respectively.

During 1999, the company paid dividends to Vectren of $7.0 million, $7.0 million, $7.3 million and $5.7 million in the first, second, third and fourth quarters, respectively.

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents selected financial information. The information should be read in conjunction with the financial statements of Indiana Gas. The financial information as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 2000, 1999, 1998 and 1997 are derived from Indiana Gas' audited financial statements. The financial information as of December 31, 1997 and 1996 and for the year ended December 31, 1996 are derived from Indiana Gas' internal unaudited financial statements as Indiana Gas' fiscal year end was September 30 prior to the merger. Indiana Gas' 2000 net income reflects two months of results from the Ohio operations.

Year Ended December 31
(in thousands)                   2000(1,2)         1999        1998
                                 ---------     -------     -------
Operating Revenues            $    598,113  $   431,361  $  420,459
Operating Income              $     31,215  $    45,701  $   42,001
Net Income                    $     11,209  $    29,742  $   26,825
Total Assets                  $  1,143,672  $   739,870  $  686,757
Long-Term Obligations         $    281,109  $   211,849  $  191,964
Common Shareholder's Equity   $    233,494  $   248,622  $  245,880

Year Ended December 31
(in thousands)                     1997(3)         1996
                                  --------     ---------
Operating Revenues              $  528,058  $   548,766
Operating Income                $   29,579  $    51,159
Net Income                      $   13,648  $    36,121
Total Assets                    $  698,889  $   750,928
Long-Term Obligations           $  165,000  $   139,733
Common Shareholder's Equity     $  246,406  $   291,453







(1) Merger and integration related costs incurred for the year ended December 31, 2000 totaled $16.8 million. These costs relate primarily to transaction costs, severance and other merger and acquisition integration activities.

     As a result of merger integration activities, management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren and the fees allocated by the subsidiary for the use of these systems by Indiana Gas are reflected in operation and maintenance expenses in the accompanying financial statements. As a result of the shortened useful lives, additional fees were incurred by Indiana Gas during 2000, resulting in an increase in operation and maintenance expense of $11.4 million for the year ended December 31, 2000.

     In total, merger and integration related costs incurred for the year ended December 31,2000 were $28.2 million ($19.5 million after tax).

(2) At December 31, 2000, Indiana Gas is not in compliance with the total indebtedness to capitalization ratio contained in its back up credit facility for its commercial paper program. The non-compliance resulted from the indebtedness incurred to purchase its ownership interest in the Ohio operations. A waiver on the Indiana Gas facility has been obtained to waive the non-compliance through and including
     March 31, 2001.   Vectren will provide an equity investment
     in Indiana Gas to bring Indiana Gas into compliance. No amount is outstanding under the back up facility.

(3) During 1997, the Indiana Gas board of directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after tax) which included estimated costs related to involuntary workforce reductions.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                         Results of Operations

Net income was $11.2 million for the year ended December 31, 2000. Net income before merger and integration costs of $30.7 million ($19.5 million after tax), including $11.4 million of additional operations and maintenance expenses related to the shortened useful lives of certain information systems to be retired in 2001 (see merger and integration costs below), was $29.8 million for the year ended December 31, 2000, as compared to net income of $29.7 million and $26.8 million for 1999 and 1998, respectively.


Margin (Operating Revenues Less Cost of Gas)

Gas margin increased $3.1 million to $207.6 million, or 2 percent, compared to the twelve-month period in 1999. The increase reflects 7 percent (8.1 MMDth) greater throughput (combined sales and transportation) due to much colder temperatures during the fourth quarter of 2000 than during the fourth quarter of 1999. Although temperatures were 4 percent warmer than normal, temperatures during
2000 were 11 percent colder than 1999 temperatures.   Additionally,
Indiana Gas increased its customer base by 2 percent during 2000. These favorable impacts caused residential and commercial sales to rise 7 percent and 10 percent, respectively.

In 1999, utility margin was $204.5 million, as compared to $188.6 million for the prior year. The 1999 increase is primarily attributable to weather being 8 percent colder than the previous year, and the addition of new residential and commercial customers.

Total cost of gas sold was $390.5 million in 2000, $226.8 million in 1999 and $231.9 million in 1998. Total cost of gas sold increased $163.7 million, or 72 percent, for the year ended December 31, 2000 compared to 1999, primarily due to significantly higher average per unit purchased gas costs. The total average cost per Dth of gas purchased was $5.77 in 2000, compared to $3.01 in 1999. The price changes are due primarily to changing commodity costs in the marketplace. Decreases in the average per unit cost of gas sold in 1999 as compared to 1998 more than offset the impact of the increased throughput, causing an overall decrease in costs of gas sold in 1999 compared to 1998.

Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs.
Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

Operating Expenses

Indiana Gas operation and maintenance expense increased $8.0 million, or 9 percent, for the year ended December 31, 2000, compared to 1999. The increase is primarily attributable to increased fees from a wholly owned subsidiary of Vectren to reflect the shortened useful lives of certain information systems in use by Indiana Gas (see merger and integration costs below).

Operations and maintenance expenses increased $5.9 million, or 7 percent, for 1999 as compared to 1998. This increase is primarily due to expenses associated with new customer information and work management systems and rental expense related to buildings previously owned.

Depreciation and amortization increased $2.1 million, or 6 percent, and $1.8 million, or 5 percent, for the years ended December 31, 2000 and 1999, respectively. The increases reflect depreciation of normal additions of utility plant.

Federal and state income taxes declined $9.5 million in 2000, compared to 1999 due primarily to $28.9 million lower pre-tax earnings, partially offset by a higher effective tax rate resulting from the non-deductibility of certain merger costs. Federal and state income taxes increased $2.7 million, or 19 percent during 1999 compared to 1998 due primarily to higher pre-tax income in 1999.

Taxes other than income taxes for 2000 were comparable to 1999 and increased in 1999 compared to 1998 by approximately $1.8 million due to higher property tax expense.

Merger and Integration Costs

Merger and integration costs incurred for the year ended December 31, 2000 totaled $16.8 million. These costs relate primarily to transaction costs, severance, and other merger and integration activities such as signage and vehicle identification changes.
Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities will be substantially completed in 2001. Merger costs are reflected in the financial statements of the operating subsidiaries in which merger savings are expected to be realized.

As a result of merger integration activities, Vectren management has identified certain information systems which are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren and the fees allocated by the subsidiary for the use of these systems by Indiana Gas are reflected in operation and maintenance expenses in the accompanying financial statements. As a result of the shortened useful lives, additional fees were incurred by Indiana Gas during 2000, resulting in an increase in operation and maintenance expense of $11.4 million.

In total, merger and integration costs were $28.2 million, or $19.5 million after tax, in 2000.

Equity in Earnings of Unconsolidated Investments

As described in Note 2 of the financial statements included in Item 8 Financial Statements and Supplementary Data, Indiana Gas has a 47 percent undivided interest in the Ohio operations acquired by Vectren on October 31, 2000. Equity in earnings of unconsolidated investments represents Indiana Gas' portion of the Ohio operations' net income since acquisition.

Interest Expense

Interest expense for the twelve month period in 2000 increased $5.4 million, or 32 percent, compared to 1999. The increase was due primarily to increased working capital requirements resulting from higher natural gas prices, interest related to financing the acquisition of the Ohio operations, and higher average interest rates on utility debt and short-term borrowings. Interest expense for 1999 increased $1.2 million, or 7 percent, compared to 1998 due to increased average debt outstanding during the year and higher interest rates.

Rate and Regulatory Matters

Commodity prices for natural gas purchases during the last six months of 2000 unexpectedly increased significantly, primarily due to the expectation of a colder winter, which led to increased demand and tighter supplies. Indiana Gas is allowed full recovery of such charges in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales should not be impacted. In 2001, Indiana Gas may experience higher working capital requirements, increased expenses, including unrecoverable interest costs and uncollectibles, and possibly some level of price sensitive reduction in volumes sold.

On October 11, 2000, Indiana Gas filed for approval of its regular quarterly GCA. In early December, the IURC issued an interim order approving the request by Indiana Gas for a GCA factor for December 2000. On January 4, 2001, the IURC approved the January and February 2001 GCA as filed. The order also addressed the claim by the OUCC that a portion of the requested GCA be disallowed because Indiana Gas should have entered into additional commitments for this winter's gas supply in late 1999 and early 2000. In procuring gas supply for this winter, Indiana Gas followed the gas procurement practices that it had employed over the last several years. In response to the claim by the OUCC, the IURC found that there should be a $3.8 million disallowance related to gas procurement for the winter season. As a result, Indiana Gas recognized a pre-tax charge of $3.8 million in December 2000. Both Indiana Gas and the OUCC have appealed this ruling. The Citizens Action Coalition of Indiana, Inc., a not for profit consumer advocate, has also filed with the IURC a petition to intervene and a notice of appeal of the order.

In March 2001, Vectren, Indiana Gas and SIGECO reached agreement with the Indiana Office of Utility Consumer Counselor (OUCC) and The
Citizens Action Coalition of Indiana, Inc. (CAC) regarding the IURC
Order.

As part of the agreement, among other things, the companies agreed to contribute additional funds to the state of Indiana's Low Income Heating Assistance Program in 2001 and to credit $3.3 million of the $3.8 million disallowed amount to Indiana Gas customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order.

For further information on the agreement refer to Indiana Gas' Current Report on Form 8-K dated March 29, 2001.

Environmental Matters

See Note 12 of Indiana Gas' financial statements in Item 8 Financial Statements and Supplementary Data regarding manufactured gas plants.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and hedging Activities" (SFAS 133), which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 and must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. Indiana Gas has completed the process of identifying all derivative instruments, determining fair market values of these derivatives, designating and documenting hedge relationships, and evaluating the effectiveness of those hedge relationships. As a result of the successful completion of this process, Indiana Gas adopted SFAS 133 as of January 1, 2001.

SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20, "Accounting Changes."

As of the date of adoption, Indiana Gas was not engaged in any financial instruments affected by this statement; therefore, there was no impact on adoption.

Liquidity and Capital Resources

Indiana Gas' capitalization objectives are 40-55 percent permanent capitalization. This objective may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the company's operation. Indiana Gas' common equity component was 45 percent and 54 percent of its total capitalization, including current maturities of long-term debt, at December 31, 2000 and 1999, respectively.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the summer when revenues are lowest and gas storage facilities are being refilled. During 2000, however, short-term borrowings related to working capital requirements were greatest during the last six months of the year due to the higher natural gas costs and the investment in the Ohio operations.

Cash Flow from Operations
Cash from operations decreased during 2000 as compared to 1999 by approximately $74.3 million. The decrease is primarily attributable to merger and integration costs causing lower net income, increased recoverable natural gas costs and increased working capital requirements resulting from higher natural gas costs. The decrease in 1999 cash flow from operations as compared to 1998 of approximately $28.9 million is primarily attributable to fluctuations in prepaid gas delivery services and other changes in working capital accounts.

Capital Expenditures and Other Investing Activities
Cash required for investing activities of $275.8 million for the year ended December 31, 2000 include, among other things, approximately $218 million required for the investment in the Ohio operations and $62.4 million of capital expenditures. This is an increase of $213.4 million over prior year due primarily to the investment in the Ohio operations.

Cash required for investing activities in 1999 increased $16.7 million over 1998 requirements due primarily to additional expenditures for normal replacements and improvements of gas utility systems.
Additionally, capital expenditures for 1998 were offset by the sale of an office building for proceeds of $9.2 million.

New construction and normal system maintenance and improvements needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for the five year period 2001 - 2005 are as follows:

In millions           2001   2002   2003   2004  2005   Total
                      ----- -----  -----  -----  -----  -----
Capital expenditures  $47.7 $46.6  $47.5  $47.7  $49.0  $238.5

Financing Activities
Cash flow from financing activities of $313.7 million for the year ended December 31, 2000 includes $340.8 million of additional net borrowings offset by $26.3 million of dividends on shares of common stock. This is an increase of $287.3 million over prior year due primarily to funding the investment in the Ohio operations and increased working capital requirements. Indiana Gas' investment in the Ohio operations of approximately $218 million was funded with a combination of short-term borrowings from VUHI and Indiana Gas' commercial paper program. These short-term borrowings will be replaced over time with permanent financing.

Cash flow from financing activities in 1999 increased $47.3 million compared to 1998. The change is primarily the result of increased short-term borrowings.

In December 2000, Indiana Gas filed a prospectus with the SEC with respect to the issuance of $70 million in debt securities. On December 28, 2000, $20 million of 15-Year Insured Quarterly (IQ) Notes bearing interest at a rate of 7.15 percent per year and $50 million of 30-Year IQ Notes bearing interest at a rate of 7.45 percent per year were issued. The 15-Year IQ Notes will mature on December 15, 2015, and 30-Year IQ Notes will mature on December 16, 2030, unless, in each case, redeemed prior to that date. Indiana Gas will have the option to redeem the 15-Year IQ Notes, in whole or in part, from time to time on or after December 15, 2004. Indiana Gas will have the option to redeem the 30-Year IQ Notes in whole or in part, from time to time on or after December 15, 2005. The net proceeds of the debt issuance were used to repay outstanding commercial paper.

Provisions under which certain of Indiana Gas' Series E notes were issued entitle the holders of $25.0 million of these notes to put the debt back to Indiana Gas at face value at certain specified dates before maturity beginning in 2000. Long-term debt subject to the put provisions during the five years following 2000 (in millions) is $0 in 2001, $6.5 in 2002, $0 in 2003, $3.5 in 2004 and $10.0 in 2005. During
2000, put provisions on $5.0 million of the notes were not exercised.

Indiana Gas' credit rating on outstanding debt at December 31, 2000 was A/A2 . Indiana Gas' commercial paper retains an A-1/P-1 rating.

At December 31, 2000, Indiana Gas had $155 million of short-term borrowing capacity for use in its operations, of which approximately $20 million was available.

At December 31, 2000, Indiana Gas is not in compliance with the total indebtedness to capitalization ratio contained in its back up credit facility for its commercial paper program. The non-compliance resulted from the indebtedness incurred to purchase its ownership interest in the Ohio operations. A waiver on the Indiana Gas facility has been obtained to waive the non-compliance through and including
March 31, 2001.   Vectren will make an equity investment in Indiana
Gas to bring Indiana Gas back into compliance. No amount is outstanding under the back up facility.

Maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 2000 are (in millions): $0 in 2001, $0 in 2002, $15.0 in 2003 and $15.0 in 2004,
and $0 in 2005.

Forward Looking Information

A "safe harbor" for forwarding-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to Vectren's realization of net merger savings and ProLiance, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Indiana Gas' actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

* Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; unanticipated changes to energy supply costs, or availability due to demand, shortages, transmission problems or other developments; or gas pipeline system constraints.

* Increased competition in the energy environment including effects of industry restructuring and unbundling.

* Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments and costs made under traditional regulation, and the frequency and timing of rate increases.

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

* Availability or cost of capital, resulting from changes in Indiana Gas interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

* Employee workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

* Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

* Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in Management's Discussion and Analysis of Results of Operations and Financial Condition.

* Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

Indiana Gas undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET
           RISK

Indiana Gas is exposed to market risks associated with interest rates
and counterparty risk.   The company employs a variety of risk
management policies to monitor and control these risks. The company does not presently utilize financial instruments for trading or speculative purposes.

Interest Rate Risk
Indiana Gas attempts to mitigate its exposure to interest rate fluctuations through management of its short-term borrowings. An internal guideline to manage short-term interest rate exposure has been established. This guideline targets a maximum of 25 percent of the company's total debt portfolio to consist of adjustable rate bonds with a maturity of less than one year, short-term notes and commercial paper. However, there may be times during the business cycle that the guideline may be exceeded. At December 31, 2000, Indiana Gas' short-term debt including amounts owed to affiliated companies, represented 56 percent of the company's total debt portfolio, due primarily to financing Indiana Gas' ownership interest in the $465 million acquisition of the Ohio operations initially with short-term debt and increased working capital requirements resulting from higher purchased gas costs and increased customer consumption. The short-term debt and commercial paper utilized for acquisition of the Ohio operations will be replaced over time with permanent financing (see Liquidity and Capital Resources).

Counterparty Credit Risk
Indiana Gas is also exposed to counterparty credit risk when a supplier defaults upon a contract to deliver natural gas. To mitigate risk, procedures to determine and monitor the creditworthiness of counterparties have been established.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     INDIANA GAS COMPANY, INC.
                          BALANCE SHEETS
                            (Thousands)


                                                  December 31,
                  ASSETS                        2000        1999
                                             ---------   ----------
Utility Plant:
  Original cost                              $1,056,945  $1,005,304
  Less - accumulated depreciation               434,845     407,887
                                             ----------  ----------
Net utility plant                               622,100     597,417
                                             ----------  ----------
Current Assets:
  Cash and cash equivalents                         300         353
  Accounts receivable, less reserves of
    $2,063 and $1,739, respectively              81,225      37,058
  Accounts receivable from affiliated
    company                                      11,774       3,021
    Accrued unbilled revenues                    69,444      36,634
    Inventories                                  12,004      13,535
    Prepaid gas delivery service                 34,849      20,937
    Recoverable natural gas costs                38,096           -
    Prepayments and other current assets         32,012      12,354
                                              ---------   ---------
      Total current assets                      279,704     123,892
                                              ---------   ---------
    Investment in Unconsolidated Affiliate      220,802           -
                                              ---------   ---------

Other Assets:
    Regulatory assets                            18,578      15,739
    Other                                         2,488       2,822
                                             ----------  ----------
Total other assets                               21,066      18,561

TOTAL ASSETS                                 $1,143,672  $  739,870
                                             ==========  ==========

The accompanying notes are an integral part of these financial statements.



                    INDIANA GAS COMPANY, INC.
                          BALANCE SHEETS
                           (Thousands)


   SHAREHOLDER'S EQUITY AND LIABILITIES          December 31,
                                               2000        1999
                                            ---------   ---------
Capitalization:
  Common stock and paid-in capital          $  142,995  $  142,995
  Retained earnings                             90,499     105,627
                                            ----------  ----------
    Total common shareholder's equity          233,494     248,622
                                            ----------  ----------
  Long-term debt, net of current maturities    281,109     211,849
                                            ----------  ----------
    Total capitalization                       514,603     460,471
                                            ----------  ----------
Commitments and Contingencies

Current Liabilities:
  Notes payable to affiliated company          218,200           -
  Notes payable                                134,724      82,172
  Interest payable to affiliated company         2,340           -
  Accounts payable                             102,268      30,745
  Accounts payable to affiliated company        18,329       6,366
  Refunds to customers and customer
    deposits                                     3,953      22,021
  Accrued taxes                                 25,054      16,208
  Accrued interest                               4,215       5,252
  Deferred income taxes                          4,227           -
  Other current liabilities                     14,504      12,697
                                            ----------  ----------
    Total current liabilities                  527,814     175,461
                                            ----------  ----------
Deferred Credits and Other Liabilities:
  Deferred income taxes                         54,807      61,061
  Accrued postretirement benefits other
    than pensions                               29,938      28,474
  Unamortized investment tax credit              7,222       8,152
  Other                                          9,288       6,251
                                            ----------  ----------
    Total deferred credits and other
      liabilities                              101,255     103,938
                                            ----------  ----------
TOTAL SHAREHOLDER'S EQUITY AND LIABILITIES  $1,143,672  $  739,870
                                            ==========  ==========

The accompanying notes are an integral part of these financial statements.

                      INDIANA GAS COMPANY, INC.
                        STATEMENTS OF INCOME
                             (Thousands)

                                                 Year Ended
                                                December 31
                                        ----------------------------
                                         2000      1999       1998
                                       --------  --------   --------
OPERATING REVENUES                      $598,113  $431,361   $420,459
COST OF GAS                              390,474   226,817    231,889
                                        --------  --------   --------
  Total margin                           207,639   204,544    188,570
                                        --------  --------   --------

OPERATING EXPENSES:
  Operation and maintenance               99,810    91,829     85,871
  Merger and integration costs            16,846         -          -
  Depreciation and amortization           36,659    34,585     32,758
  Income tax expense                       7,251    16,734     14,058
  Taxes other than income taxes           15,858    15,695     13,882
                                        --------  --------   --------
    Total operating expenses             176,424   158,843    146,569
                                        --------  --------   --------
OPERATING INCOME                          31,215    45,701     42,001

OTHER INCOME:
  Equity in earnings of
    unconsolidated affiliate               2,721         -          -
  Other - net                              (318)     1,010        626
                                        --------  --------   --------
    Total other income                     2,403     1,010        626
                                        --------  --------   --------
INCOME BEFORE INTEREST                    32,727    46,711     42,627

INTEREST EXPENSE                          22,409    16,969     15,802
                                        --------  --------   --------
NET INCOME                              $ 11,209  $ 29,742   $ 26,825
                                        ========  ========   ========

The accompanying notes are an integral part of these financial statements.

                      INDIANA GAS COMPANY, INC.
                      STATEMENTS OF CASH FLOWS
                             (Thousands)
                                                Year Ended
                                               December 31,
                                         2000       1999      1998
                                      ----------  --------  --------
CASH FLOWS FROM (REQUIRED FOR)
  OPERATING ACTIVITIES:
  Net Income                             $ 11,209  $ 29,742  $ 26,825
  Adjustments to reconcile net income
    to cash provided from operating
    activities -
     Depreciation and amortization         36,659    34,585    32,758
     Deferred income taxes and
       Investment tax credits              13,682   (1,412)       262
     Undistributed earnings of
       Unconsolidated affiliate           (2,721)         -         -
     Loss (gain) on sale or
       Retirement of assets                     -         -   (1,219)
     Allowance for other funds used
       During construction                  (595)     (443)     (341)

  Changes in assets and liabilities -
     Receivables - net (including
       Unbilled revenues)                (85,730)   (4,447)    30,073
     Inventories                            1,531     5,708   (1,193)
     Accounts payable, refunds to
       Customers, customer deposits,
       Advance payments and other
       Current liabilities                 67,224   (8,646)  (24,277)
     Accrued taxes and interest           (5,560)     6,866   (7,610)
     Recoverable/refundable gas costs    (38,096)   (4,139)     4,010
     Prepayments and other current
       assets                            (19,658)   (3,585)   (1,072)
     Prepaid gas delivery service        (13,912)  (20,937)         -
     Accrued postretirement benefits
       Other than pensions                  1,464     2,590     2,140
     Regulatory assets                    (2,839)   (1,308)
     Other - net                            (596)     1,814     4,916
                                       ----------  --------  --------
       Total adjustments                 (49,147)     6,646    38,447
         Net cash flows from (required ---------   --------  --------
           for) operating activities     (37,938)    36,388    65,272
                                       ----------  --------  --------
CASH FLOWS (REQUIRED FOR)
FINANCING ACTIVITIES:
   Retirement of long-term debt             (740)  (10,115)    60,000
   Proceeds from long-term debt            70,000    30,000  (33,036)
   Net change in short-term
     borrowings                           270,752    33,497  (20,325)
   Dividends on common stock             (26,337)  (27,000)  (27,500)
                                       ----------  --------  --------
     Net cash flows (required for)
       from financing activities          313,675    26,382  (20,861)
                                       ----------  --------  --------
CASH FLOWS (REQUIRED FOR) INVESTING
 ACTIVITIES:
   Capital expenditures                  (62,409)  (62,437)  (54,979)
   Investment in Ohio operations        (218,081)         -         -
   Proceeds from sale of assets                 -         -     9,204
   Other                                    4,700         -         -
                                       ----------  --------  --------
     Net cash flows required for
       investing activities             (275,790)  (62,437)  (45,775)
                                       ----------  --------  --------
Net increase (decrease) in cash              (53)       333   (1,364)

Cash and cash equivalents at
  beginning of period                         353        20     1,384
                                       ----------  --------  --------
Cash and cash equivalents at end of
 period                                $      300  $    353  $     20
                                       ==========  ========  ========

The accompanying notes are an integral part of these financial statements.

                     INDIANA GAS COMPANY, INC.
                  STATEMENTS OF RETAINED EARNINGS
                            (Thousands)

                                                December 31
                                         2000      1999      1998
                                       --------  --------  --------
  Balance Beginning of Period           $105,627  $102,885  $103,411
  Net Income                              11,209    29,742    26,825
                                        --------  --------  --------
                                         116,836   132,627   130,236

  Common Stock Dividends                  26,337    27,000    27,500
                                        --------  --------  --------
  Other                                        -         -       149

  Balance End of Period                 $ 90,499  $105,627  $102,885
                                        ========  ========  ========

The accompanying notes are an integral part of these financial statements.

Indiana Gas Company, Inc.
Notes to Financial Statements

1. Organization and Nature of Operations

Indiana Gas Company, Inc. (Indiana Gas) provides natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. It was incorporated under the laws of the state of Indiana on July 16, 1945.

Vectren Corporation (Vectren), Indiana Gas' parent company, was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy), Indiana Gas' former parent company, and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares that has been accounted for as a pooling-of-interests. The merger did not affect Indiana Gas' debt securities.

Prior to the merger, all of the outstanding shares of common stock of Indiana Gas were owned by Indiana Energy. Subsequent to the merger, all outstanding shares of common stock are owned by Vectren. Vectren is a public utility holding company.

2.  Acquisition of the Gas Distribution Assets of The Dayton
Power and Light Company

On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company (DP&L) for approximately $465 million as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53 percent undivided ownership interest in the assets, and Indiana Gas holds a 47 percent undivided ownership interest. VEDO is the operator of the assets, operations of which are referred to as "the Ohio operations." Indiana Gas' ownership is accounted for on the equity method in accordance with Accounting Principles Board (APB) Opinion No. 18. Its ownership interest is included in investment in unconsolidated affiliate in the Balance Sheets, and its interest in the results of operations is included in equity in earnings of unconsolidated affiliate.

Vectren Utility Holdings, Inc. (VUHI) is the intermediate holding company for Vectren's operating public utilities, including Indiana Gas. VUHI established a $435 million commercial paper program to fund the majority of the acquisition. Indiana Gas' investment in the acquisition of approximately $218 million was funded with a combination of short-term borrowings from VUHI and Indiana Gas' commercial paper program.

The following table depicts unaudited summarized financial information as to assets and liabilities of the Ohio operations as of December 31, 2000 and its results of operations for the two months then ended.

As of December 31, 2000:
Current assets                              $ 180,109
Noncurrent assets                             392,795
Current liabilities                           104,538
Noncurrent liabilities                            491

For the two months ended December 31, 2000:
Revenues                                    $ 111,356
Total margin                                   28,193
Operating income                                6,813
Net income                                      5,790

3. Merger and Integration Costs
Merger and integration costs incurred for the year ended December 31, 2000 totaled $16.8 million. These costs relate primarily to transaction costs, severance and other merger and integration activities such as signage and vehicle identification changes.
At March 31, 2000, Indiana Gas accrued $13.4 million of merger and integration costs, and the accrual remaining for such costs at December 31, 2000 is $1.3 million. In addition, during 2000, an additional $3.4 million of merger and integration costs were charged directly to expense. The merger integration activities will be substantially completed in 2001.

As a result of merger integration activities, Vectren management has identified certain information systems which are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren and the fees allocated by the subsidiary for the use of these systems by Indiana Gas are reflected in operation and maintenance expenses in the accompanying financial statements. As a result of the shortened useful lives, additional fees were incurred by Indiana Gas during 2000, resulting in an increase in operation and maintenance expense of $11.4 million.

4.  Summary of Significant Accounting Policies

A.  Utility Plant and Depreciation
Except as described below, utility plant is stated at historical cost and includes allocations of payroll-related costs and administrative and general expenses, as well as an allowance for the cost of funds used during construction. Upon normal retirement of a depreciable unit of property, the cost is credited to utility plant and charged to accumulated depreciation together with the cost of removal, less any salvage. No gain or loss is recognized upon normal retirement.

Provisions for depreciation of utility property are determined by applying straight-line rates to the original cost of the various classifications of property. The average depreciation rate was
3.9 percent for 2000, 3.5 percent for 1999, 3.5 percent for 1998.

B.  Reclassifications
Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.
These reclassifications have no impact on net income previously reported.

C.  Cash Flow Information
For the purposes of the Statements of Cash Flows, the company considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

Thousands                              2000     1999     1998
---------                            -------   -------  -------
Interest (net of amount capitalized) $22,903   $16,463  $15,356
Income taxes                          23,188    21,921   25,717

D.  Revenues
To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

E.    Earnings Per Share
Historical earnings per share are not presented as Vectren holds the common shares of Indiana Gas.

F.  Gas in Underground Storage
Gas in underground storage at December 31, 2000, was $10.9 million compared to $11.6 million at December 31, 1999.

Based on the average cost of gas purchased during December, the cost of replacing the current portion of gas in underground storage exceeded LIFO cost at December 31, 2000 and 1999 by approximately $29 million and $12 million, respectively.

G.  Refundable or Recoverable Gas Cost
All metered gas rates contain a gas cost adjustment clause, which allows for adjustment in charges for changes in the cost of purchased gas. Indiana Gas records any adjustment clause under-or-overrecovery each month in revenues. A corresponding asset or liability is recorded until such time as the under-or-overrecovery is billed or refunded to utility customers. The cost of gas sold is charged to operating expense as delivered to customers.

H.  Allowance For Funds Used During Construction
An allowance for funds used during construction (AFUDC), which represents the cost of borrowed and equity funds used for construction purposes, is charged to construction work in progress during the period of construction and included in other
- net on the Statements of Income.

The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

                                              Year Ended
                                             December 31,
 In thousands                              2000    1999    1998
                                        -------  ------  ------
AFUDC - borrowed funds                  $   487  $  362  $  303
AFUDC - equity funds                        595     443     341
                                        -------  ------  ------
Total AFUDC capitalized                 $ 1,082  $  805  $  644
                                        =======  ======  ======

I.  Income Taxes
The liability method of accounting is used for income taxes under which deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities. Deferred investment tax credits are being amortized over the life of the related asset.

J.   Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

K.  Regulatory Assets and Liabilities
Indiana Gas is subject to regulation by the Indiana Utility Regulatory Commission (IURC). The accounting policies of Indiana Gas give recognition to the ratemaking and accounting practices of these agencies and to accounting principles generally accepted in the United States, including the provisions of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Regulatory assets represent probable future revenues associated with certain incurred costs, which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process.

The following regulatory assets and liabilities are reflected in the financial statements:

                                              At December 31,
 In thousands                                 2000      1999
                                             --------  --------
Regulatory Assets:
Unamortized debt discount and expenses       $ 13,855  $ 11,906
Regulatory income tax asset                     4,723     2,741
Other                                               -     1,092
                                             --------  --------
Regulatory assets in other assets              18,578    15,739
Recoverable natural gas costs                  38,096         -
                                             --------  --------
Total regulatory assets                      $ 56,674  $ 15,739
                                             ========  ========
Regulatory Liabilities:
Refundable gas costs                                -  $ 10,204
                                             ========  ========


Indiana Gas was authorized as part of an August 17, 1994 financing order from the IURC to amortize over a 15-year period the debt discount and expense related to new debt issues and future debt issues and future premiums paid for debt reacquired in connection with refinancing. Debt discount and expense for issues in place prior to this order are being amortized over the lives of the related issues. Premiums paid prior to this order for debt reacquired in connection with refinancing are being amortized over the life of the refunding issue.

As of December 31, 2000, all of Indiana Gas' $56.7 million of total regulatory assets are reflected in rates charged to customers, but are not currently earning a return. These assets will be recovered over varying periods: $38.1 million of gas costs, over 12 months; $4.7 million of regulatory income tax asset, over approximately 30 years; and $13.8 million of unamortized debt discount and expense to be recovered as discussed above.

Indiana Gas' policy is to continually assess the recoverability of costs recognized as regulatory assets and the ability to continue to account for their activities in accordance with SFAS 71, based on the criteria set forth in SFAS 71. Based on current regulation, Indiana Gas believes such accounting is appropriate. If all or part of Indiana Gas' operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities could be required. In addition, Indiana Gas would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

L.  New Accounting Pronouncement
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000, and must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. Indiana Gas adopted SFAS 133 as of January 1, 2001.

SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20, "Accounting Changes."

As of the date of adoption, Indiana Gas was not engaged in any financial instruments affected by this statement; therefore, there was no impact at adoption.

5.  Capital Stock
Authorized Preferred Stock
Indiana Gas has 4 million shares of authorized and unissued preferred stock.

Indiana Gas does not have stock-based compensation plans separate from Vectren. Indiana Gas' employees, officers and directors participate in Vectren's stock-based compensation plans that provide for awards of restricted stock and stock options to purchase Vectren common stock at prices equal to the fair value
of the underlying shares at the date of grant.   Consistent with
Vectren, Indiana Gas accounts for participation in these plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in measuring compensation costs for its stock options and discloses pro forma net income as if compensation costs had been determined consistent with the SFAS No. 123, "Accounting for Stock-based Compensation."

Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock-based
Compensation," net income would not have been materially different than reported net income.

6.  Long-Term Debt
Notes payable outstanding and classified as long-term are as follows:

At December 31                             2000        1999
Notes Payable due:
  2003, Series F, 5.75%                  $   15,000  $   15,000
  2004, Series F, 6.36%                      15,000      15,000
  2007, Series E, 6.54%                       6,500       6,500
  2013, Series E, 6.69%                       5,000       5,000
  2015, Series E, 7.15%                       5,000       5,000
  2015, Insured Quarterly Notes, 7.15%       20,000           -
  2015, Series E, 6.69%                       5,000       5,000
  2015, Series E, 6.69%                      10,000      10,000
  2021, Private Placement, 9.375%            25,000      25,000
  2021, Series A, 9.125%                      7,000       7,000
  2025, Series E, 6.31%                       5,000       5,000
  2025, Series E, 6.53%                      10,000      10,000
  2027, Series E, 6.42%                       5,000       5,000
  2027, Series E, 6.68%                       3,500       3,500
  2027, Series F, 6.34%                      20,000      20,000
  2028, Series F, 6.75%                      14,109      14,849
  2028, Series F, 6.36%                      10,000      10,000
  2028, Series F, 6.55%                      20,000      20,000
  2029, Series G, 7.08%                      30,000      30,000
  2030, Insured Quarterly Notes, 7.45%       50,000           -
                                            -------     -------
Total long-term debt outstanding         $  281,109  $  211,849
                                            =======     =======

Consolidated maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 2000 are (in millions): $0 in 2001, $0 in 2002, $15.0 in 2003 and $15.0 in 2004 and $0 in 2005.

On October 5, 1999, Indiana Gas issued $30 million in principal amount of Series G Medium-term Notes and on December 28, 2000 filed a prospectus with the Securities and Exchange Commission with respect to the issuance of $70 million in debt securities. Indiana Gas will have the option to redeem the notes prior to their maturity dates. The 15-Year IQ Notes may be redeemed, in whole or in part, from time to time on or after December 15, 2004. Indiana Gas will have the option to redeem the 30-Year IQ Notes in whole or in part, from time to time on or after December 15, 2005. The net proceeds of the $70 million debt issuance were used to repay outstanding commercial paper utilized for general corporate purposes.

Provisions under which certain of Indiana Gas' Series E notes were issued entitle the holders of $25.0 million of these notes to put the debt back to Indiana Gas at face value at certain specified dates before maturity beginning in 2000. Long-term debt subject to the put provisions during the five years following 2000 (in millions) is $0 in 2001, $6.5 in 2002, $0 in 2003, $3.5 in 2004 and $10.0 in 2005. During 2000, put provisions on $5.0 million of the notes were not exercised.

7.  Short-Term Borrowings
At December 31, 2000, Indiana Gas has approximately $155 million of short-term borrowing capacity, of which approximately $20
million is available for operations.   See the table below for
outstanding balances and interest rates.

At December 31 (in thousands)                   2000     1999
                                              --------  -------
Commercial paper outstanding                  $134,724  $82,172
Weighted average interest rates at year end
  on commercial paper                             6.6%     6.3%
Weighted average interest rates during
  the year:
    Bank loans                                    7.1%        -
    Commercial paper                              6.1%     5.5%
Weighted average total outstanding during
 the year                                     $ 99,257  $38,068

At December 31, 2000, Indiana Gas was not in compliance with the total indebtedness to capitalization ratio contained in its back up credit facility for its commercial paper program. The non-compliance resulted from the indebtedness incurred to purchase its ownership interest in the Ohio operations. A waiver has been obtained from the banks on the Indiana Gas facility to waive the
non-compliance through and including March 31, 2001.   Vectren
will provide an equity investment in Indiana Gas to bring Indiana Gas back into compliance. No amount is outstanding under the back up credit facility.

See Note 14 Affiliate Transactions for further information on short-term borrowings due to an affiliated company.

8.  Income Taxes
Vectren and subsidiary companies file a consolidated federal income tax return. Indiana Gas' current and deferred tax expense is computed on a separate company basis. The components of income tax expense for Indiana Gas were as follows:

 Year Ended December 31
  (in thousands)                       2000       1999    1998
                                     ---------  -------  -------
 Current:
   Federal                            $(6,288)   $15,600 $11,828
   State                                 (143)     2,546   1,968
                                     ---------   ------- -------
 Total current taxes                   (6,431)    18,146  13,796
                                     ---------   ------- -------
 Deferred:
   Federal                              13,460     (484)   1,067
   State                                 1,152         2     125
                                     ---------   ------- -------
 Total deferred taxes                   14,612     (482)   1,192
                                     ---------   ------- -------
 Amortization of investment tax          (930)     (930)   (930)
 credits

 Income tax expense                    $ 7,251   $16,734 $14,058
                                     =========   ======= =======

A reconciliation of the statutory rate to the effective income tax rate is as follows:

Year Ended December 31                     2000  1999    1998
                                          ------ -----  ------
    Statutory federal and state rate       37.9% 37.9%   37.9%
    Nondeductible merger costs              11.1     -       -
    Amortization of investment tax
 credit                                    (5.3) (2.0)   (2.3)
    All other, net                         (2.4)   0.1   (1.2)
                                          ------ -----  ------
Effective tax rate                         41.3% 36.0%   34.4%
                                          ====== =====  ======


Significant components of Indiana Gas' net deferred tax liability as of December 31, 2000 and 1999 are as follows:

At December 31 (in thousands)                2000      1999
                                           --------  --------
Deferred tax liabilities:
  Depreciation and cost recovery timing
    differences                            $ 72,038  $ 65,493
  Deferred fuel costs, net                   12,127         -
  Regulatory assets recoverable through
    future rates                              3,890     4,391
Deferred tax assets:
  LIFO inventory                            (7,900)         -
  Regulatory liabilities to be settled
    through future rates                   (14,639)   (8,823)
  Other                                     (6,482)         -
                                           --------  --------
Net deferred tax liability                 $ 59,034  $ 61,061
                                           ========  ========


9.  Retirement Plans and Other Postretirement Benefits
Prior to July 1, 2000, SIGECO and Indiana Energy had separate retirement and other postretirement benefit plans. Effective July 1, 2000, the SIGECO and Indiana Energy pension plans and retirement savings plans for employees not covered by a collective bargaining unit were merged. The pension plans and retirement savings plans described above became Vectren plans.
As a result, the respective plan assets and plan obligations were transferred to Vectren.

Indiana Gas has defined benefit pension and other postretirement benefit plans which cover eligible full-time regular employees. All of the plans are non-contributory with the exception of the health care plan which contains cost-sharing provisions whereby employees retiring after January 1, 1996, are required to make contributions to the plan when increases in Indiana Gas' health care costs exceed the general rate of inflation, as measured by the Consumer Price Index (CPI). The non-pension plans include plans for health care and life insurance through a combination of self-insured and fully insured plans.

The IURC has authorized Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Amounts accrued prior to that authorization were deferred as allowed by the IURC and amortized over a 60-month period.

The detailed disclosures of benefit components that follow are based on actuarial valuations performed for the years ended December 31, 2000, 1999 and 1998 using a measurement date as of September 30, 2000. In management's opinion, disclosures from revised actuarial valuations would not differ materially from those presented below.

Net periodic benefit cost
 consisted of the following
 components:                             Pension Benefits
Year Ended December 31
 (in thousands)                     2000       1999      1998
                                   --------   --------  --------
Service cost                       $    671   $  1,617   $ 1,133
Interest cost                         2,373      4,887     4,504
Expected return on plan assets      (3,671)    (7,310)   (6,393)
Amortization of prior service            24          -         -
cost
Amortization of transitional          (384)      (316)     (316)
obligation (asset)
Recognized actuarial gain              (96)        108      (19)
                                   --------   --------  --------
Net periodic benefit cost          $(1,083)   $(1,014)  $(1,091)
                                   ========   ========  ========


 Net periodic benefit cost
  consisted of the following
  components:                             Other Benefits
 Year Ended December 31
 (in thousands)                     2000       1999      1998
                                   -------- --------   --------
 Service cost                        $  639   $    738   $   608
 Interest cost                        3,946      3,098     3,075
 Expected return on plan assets           -          -         -
 Amortization of prior service
  cost                                    -          -         -
 Amortization of transitional
  obligation (asset)                  2,444      1,955     1,955
 Recognized actuarial gain            (657)      (149)     1,354
                                  --------  --------   --------
 Net periodic benefit cost          $ 6,372   $  5,642    $6,992
                                  =========  =========  ========


A reconciliation of the plan's benefit obligations, fair value of plan assets, funded status and amounts recognized in the Balance
Sheets follows:


 Benefit obligation:            Pension Benefits      Other Benefits
 At December 31 (in thousands) 2000      1999       2000      1999
                                -------- ---------  ---------  -------
 Benefit obligation at
  beginning of year             $ 69,281  $ 76,708   $ 43,020  $47,501
 Service cost - benefits
 earned                              839     1,617        639      738
  during the year
 Interest cost on projected
 benefit obligation                2,966     4,887      3,946    3,098
 Transfers                      (37,078)         -          -        -
 Benefits paid                   (2,925)   (4,715)    (4,303)  (2,944)
 Actuarial (gain) loss             3,037   (9,216)      6,334  (5,373)
                                --------  --------   --------  -------
 Benefit obligation at end of
  year                          $ 36,120  $ 69,281   $ 49,636  $43,020
                               ========  =========  ========  =======


 Fair value of Plan Assets      Pension Benefits      Other Benefits
 At December 31 (in thousands)   2000      1999       2000      1999
                               --------  ---------  --------  -------
 Plan assets at fair value at
  beginning of year             $101,211  $ 97,628   $      -  $     -
 Actual return on plan assets      5,653     8,179          -        -
 Transfers                      (54,885)         -          -        -
 Employer contributions                -       119      4,303    2,944
 Benefits paid                   (2,925)   (4,715)    (4,303)  (2,944)
                                --------  --------   --------  -------
 Fair value of plan assets at
  end of year                   $ 49,054  $101,211   $      -   $    -
                                ========  ========   ========  =======

Funded Status                Pension Benefits      Other Benefits
At December 31
(in thousands)               2000     1999      2000       1999
                             -------  --------  ---------  ---------
Funded status                 $12,934  $31,930   $(49,636)  $(43,020)
Unrecognized transitional
  obligation (asset)            (671)    (882)      24,931     27,375
Unrecognized service cost         255      374           -          -
Unrecognized net (gain) loss
  and other                   (7,788) (25,965)     (5,233)   (12,829)
                              -------  -------   ---------  ---------
Net amount recognized         $ 4,730  $ 5,457   $(29,938)  $(28,474)
                              =======  =======   =========  =========


Weighted-average assumptions used in the accounting for these plans were as follows:

                                    Year Ended December 31,
                               Pension Benefits  Other Benefits
                               ----------------    -------------
                                   2000    1999      2000   1999
                                -------  ------    ------  -----
Discount rate                     7.75%   7.50%     7.75%  7.50%
Expected return on plan           8.50%   9.00%       N/A    N/A
assets
Rate of compensation increase     5.00%   5.00%       N/A    N/A
CPI rate                            N/A     N/A     7.00%  3.50%

As of December 31, 2000, the health care cost trend is 7 percent declining to 5 percent in 2004 and remaining level thereafter. The accrued health care cost trend rate for 2001 is 7 percent. The estimated cost of these future benefits could be significantly affected by future changes in health care costs, work force demographics, interest rates or plan changes.

A 1 percent change in the assumed health care cost trend for postretirement health care plan would have the following effects:

In thousands                     1% Increase     1% Decrease
                                  -----------    ------------
Effect on the aggregate of the
 service and interest cost
 components                      $    34         $   (31)

Effect on the postretirement
 benefit obligation                   738             (648)

10.  Fair Value of Financial Instruments
The estimated fair values of the company's financial instruments were as follows:

                             December 31, 2000    December 31, 1999
                            Carrying    Fair     Carrying     Fair
In thousands                 Amount     Value     Amount      Value
                            --------  --------  ---------   ---------
Notes payable                $134,724  $134,724  $  82,172    $82,172
Notes payable to affiliated
  company                     218,200   218,200          -          -
Long-term debt (includes
  amounts due within one
  year)                       281,109   309,401    211,849    188,976


Certain methods and assumptions must be used to estimate the fair value of financial instruments. Because of the short maturity of notes payable and notes payable to affiliated company, the carrying amounts approximate fair values for these financial instruments. The fair value of Indiana Gas' long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

Under current regulatory treatment, call premiums on reacquisition of long-term debt are generally recovered in customer rates over the life of the refunding issue or over a 15-year period (see Note 4J ). Accordingly, any reacquisition would not be expected to have a material effect on Indiana Gas' financial position or results of operations.

The market price used to value these transactions reflects management's best estimate of market prices considering various factors, including published prices for certain delivery locations, time value and volatility factors underlying the commitments.

11.  Commitments
Lease commitments, in millions, are $1.0 in 2001, $1.5 in 2002, $1.6 in 2003, $1.7 in 2004, $1.8 in 2005 and $7.6 in total for all later years. There are no leases that extend beyond 2036. Indiana Gas has storage and supply contracts that extend up to 6 years. Total lease expense, in millions, was approximately $1.0 in 2000, $2.0 in 1999 and $1.0 in 1998.

Indiana Gas is party to various legal proceedings arising in the normal course of business. In the opinion of management, with the exception of matters described in Note 14 regarding transactions with ProLiance Energy, LLC, there are no legal proceedings pending against the company that are likely to be material on the company's financial position or results of operations.

12.  Environmental Matters
In the past, Indiana Gas and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas and the others may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and IDEM, and a Record of Decision was issued by IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to IDEM's Voluntary Remediation Program (VRP) and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has accrued costs that it reasonably expects to incur.

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

With respect to insurance coverage, as of December 31, 2000, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount of approximately $20.3 million.

Environmental matters related to manufactured gas plants have had no material impact on earnings since costs recorded to date approximate PRP and insurance settlement recoveries. While Indiana Gas has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

13.  Rate and Regulatory Matters
Commodity prices for natural gas purchases during the last six months of 2000 increased, primarily due to the expectation of a colder winter, which led to increased demand and tighter supplies. Indiana Gas is typically allowed full recovery of such charges in purchased gas costs from its retail customers through a commission-approved gas cost adjustment. On October 11, 2000, Indiana Gas filed for approval of its quarterly gas cost adjustment (GCA). In early December, the IURC issued an interim order approving the request by Indiana Gas for a GCA factor for December 2000. On January 4, 2001, the IURC approved the January and February 2001 GCA as filed. The order also addressed the claim by the OUCC that a portion of the requested GCA be disallowed because Indiana Gas should have entered into additional commitments for this winter's gas supply in late 1999 and early 2000. In procuring gas supply for this winter, Indiana Gas followed the gas procurement practices that it had employed over the last several years. In response to the claim by the OUCC, the IURC found that there should be a $3.8 million disallowance related to gas procurement for the winter season.
As a result, Indiana Gas recognized a pre-tax charge of $3.8 million in December 2000. Both Indiana Gas and the OUCC have appealed this ruling. The Citizens Action Coalition of Indiana, Inc. (CAC), a not for profit consumer advocate, also has filed with the IURC a petition to intervene and a notice of appeal of the order.

14.  Affiliate Transactions

Vectren and certain subsidiaries of Vectren have provided certain corporate general and administrative services to Indiana Gas including legal, finance, tax, risk management and employee benefits. A portion of the related costs has been allocated to the company based on the proportion of corporate expense related to Indiana Gas. Indiana Gas was charged with corporate costs in the amount of $33.3 million, $31.4 million and $25.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

ProLiance Energy LLC, a 50 percent owned, non-regulated, energy marketing affiliate of Vectren, provides natural gas supply and related services to Indiana Gas. Indiana Gas' purchases from ProLiance for resale and for injections into storage for the years ended December 31, 2000, 1999 and 1998, totaled $401.4 million, $240.7 million and $232.2 million, respectively.

ProLiance began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens Gas) and others effective April 1, 1996. The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC.

On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained through

ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings. Through a series of appeals, the order was finally considered by the Indiana Supreme Court.

On September 22, 2000, the Indiana Supreme Court issued a decision affirming the IURC's decision on ProLiance in all respects.

In August 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand (CID) from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas has provided all information requested and management continues to believe that there are no significant issues in this matter. Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract.

CIGMA, LLC, owned jointly and equally by a wholly owned subsidiary of Vectren and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas, provides materials acquisition and related services that are used by Indiana Gas and others. Indiana Gas' purchases of these services during the years ended December 31, 2000, 1999 and 1998 totaled $17.2 million, $17.3 million and $15.9 million, respectively.

Reliant Services, LLC , owned jointly and equally by a wholly owned subsidiary of Vectren and Cinergy Corp., provides utility locating, meter reading and construction services to Indiana Gas and others. Amounts paid by Indiana Gas for purchases of these services totaled $3.7 million and $2.9 million for years ended December 31, 2000 and 1999, respectively. Purchases in 1998 were not significant.

Amounts owed to affiliates totaled $238.8 million and $6.4 million at December 31, 2000 and1999, respectively. The increase in amounts owed to affiliates results from Indiana Gas borrowing approximately $218 million from VUHI for Indiana Gas' investment in the Ohio operations. Short-term borrowings from VUHI bear interest at 6.99 percent at December 31, 2000.

Amounts due from affiliates totaled $11.8 million and $3.0 million at December 31, 2000 and 1999, respectively.

15.  Quarterly Financial Data (Unaudited) (1)

Summarized quarterly financial data for 2000 and 1999 are as follows:

2000
In thousands                  Q1        Q2       Q3       Q4
------------               ---------  -------  -------  --------
Operating revenues          $171,618  $86,303  $75,417  $264,775
Operating income
(loss) (2)                    13,494    1,111  (1,848)    18,458
Net income (loss) (2)          8,831  (3,497)  (6,720)    11,704


1999
In thousands                  Q1        Q2       Q3       Q4
---------------            ---------  -------  -------  --------
Operating revenues          $161,484  $72,131  $60,499  $137,247
Operating income (loss)       27,876    4,183  (2,086)    15,728
Net income (loss)             23,998      639  (5,791)    10,896

(1) Information in any one quarterly period is not indicative of annual results due to seasonal variations common to the utility industry.
(2)  Includes merger and integration charges.  See Note 3.

Management's Responsibility for Financial Statements

The management of Indiana Gas Company, Inc. (Indiana Gas) is responsible for the preparation of the financial statements and the related financial data contained in this report. The financial statements are prepared in conformity with accounting principles generally accepted in the United States and follow accounting policies and principles applicable to regulated public utilities.

The integrity and objectivity of the data in this report, including required estimates and judgments, is the responsibility of management. Management maintains a system of internal control and utilizes an internal auditing program to provide reasonable assurance of compliance with company policies and procedures and the safeguard of assets.

The board of directors of Indiana Gas' parent company, Vectren Corporation, pursues its responsibility for these financial statements through its audit committee, which meets periodically with management, the internal auditors and the independent auditors, to assure that each is carrying out its responsibilities. Both the internal auditors and the independent auditors meet with the audit committee of Vectren's board of directors, with and without management representatives present, to discuss the scope and results of their audits, their comments on the adequacy of internal accounting control and the quality of financial reporting.

/s/ Timothy M. Hewitt
Timothy M. Hewitt
President

Report of Independent Public Accountants

To the Shareholder and Board of Directors of Indiana Gas Company,
Inc.:

We have audited the accompanying balance sheets of Indiana Gas Company, Inc. (an Indiana corporation) as of December 31, 2000 and 1999, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Gas Company, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) (2) is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP
Arthur Andersen LLP
Indianapolis, Indiana,
January 24, 2001.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Niel C. Ellerbrook, age 51, has been a director of Indiana Gas since 1991. Mr. Ellerbrook has been a director of Indiana Energy or Vectren since 1991. Mr. Ellerbrook is Chairman of the Board and Chief Executive Officer of Vectren, having served in that capacity since March 2000. Prior to that time and since October 1997, Mr. Ellerbrook served as President and Chief Operating Officer of Indiana Energy. From January through October 1997, Mr. Ellerbrook served as Executive Vice President, Treasurer and Chief Financial Officer of Indiana Energy; and prior to that time and since 1986, Vice President, Treasurer and Chief Financial Officer. He is also a director of Fifth Third Bank, Indiana, and Deaconess Hospital of Evansville, Indiana.

Andrew E. Goebel, age 53, has been a director of Indiana Gas since March 31, 2000. Mr. Goebel has also been a director of SIGCORP or Vectren since 1997. Mr. Goebel is President and Chief Operating Officer of Vectren, having served in that capacity since March 2000. Prior to that time and since April 1999, Mr. Goebel was President and Chief Operating Officer of SIGCORP.
From September 1997 through April 1999, Mr. Goebel served as Executive Vice President of SIGCORP; and prior to that time and since 1996, he served as Secretary and Treasurer of SIGCORP. He is also a director of Old National Bancorp.

J. Gordon Hurst, age 57, has been a director of Indiana Gas since March 31, 2000. Mr. Hurst was elected Executive Vice President of Vectren on March 31, 2000. Prior to March 31, 2000 and since 1966, Mr. Hurst has served in various positions with SIGECO.
From 1997 to 2000, he was Executive Vice President and Chief Operating Officer; from 1992 to 1997, he was Senior Vice President and General Manager of Operations. Mr. Hurst has served as Vice President of Power and Gas Operations, Vice President of Gas and Warrick Operations, and Vice President of SIGECO. He has also served as Director of Gas Operations, Director of Power Production, and Director of Electrical Engineering.

Jerome A. Benkert, Jr., age 42, has been a director and an executive officer, serving as Executive Vice President and Chief Financial Officer, of Indiana Gas since March 31, 2000. Mr. Benkert was elected as Executive Vice President and Chief Financial Officer of Vectren on March 31, 2000. Prior to March 31, 2000 and since October 1, 1997, he was Executive Vice President and Chief Operating Officer of Indiana Energy's administrative services company. Mr. Benkert has served as Controller and Vice President of Indiana Gas and Indiana Energy from April 1, 1996 to October 1, 1997, and as controller from October 1, 1993 to April 1, 1996.

Ronald E. Christian, age 42, has been a director and an executive officer, serving as Senior Vice President, General Counsel and Secretary, of Indiana Gas since March 31, 2000. Mr. Christian was elected Senior Vice President, General Counsel, and Corporate Secretary of the Vectren on March 31, 2000. Prior to March 31, 2000 and since July 1999, Mr. Christian was Vice President and General Counsel of Indiana Energy. From June 1998 to July 1999, Mr. Christian was the Vice President, General Counsel and Secretary of Michigan Consolidated Gas Company in Detroit, Michigan. Prior to that, from 1993 through June 1998, he was the General Counsel and Secretary of Indiana Energy, Indiana Gas and Indiana Energy Investments, Inc.

Other Executive Officer

Timothy M. Hewitt, age 50, has been an executive officer, serving as President, of Indiana Gas since March 31, 2000. Prior to March 31, 2000 and since January 9, 1995, he was Vice President of Operations and Engineering for Indiana Gas. Mr. Hewitt also was Vice President of Sales and Field Operations from January 14, 1991 to January 9, 1995.


ITEM 11.  EXECUTIVE COMPENSATION

The information required to be shown for Item 11, Executive Compensation, is incorporated by reference, with the exception of the Compensation Committee Report and Performance Graph, from the Proxy Statement of the registrant's parent company, Vectren Corporation. That report was prepared and filed electronically with the Securities and Exchange Commission on March 16, 2001, and is attached to this filing as Exhibit 99.1. As a wholly owned subsidiary, Indiana Gas pays its portion of Vectren's executive compensation arrangements and plans through allocations of Vectren's total executive compensation expense which is reasonably related to Indiana Gas' operations.

The following tables set forth compensation allocated to Indiana Gas' President. No other executive officer's compensation, after considering allocations to Indiana Gas, exceeded $100,000. The tables include a Summary Compensation Table (Table 1) and a table showing the Long-Term Incentive Plan Awards in Last Fiscal Year (Table 2).

                           TABLE 1 (1)
                   SUMMARY COMPENSATION TABLE
        (a)           (b)        (c)       (d)          (e)
                               --------------------------------
                                     Annual Compensation
Name and Principal   Year      Salary     Bonus        Other
Position at Indiana              ($)     ($) (2)    Compensation
        Gas                                           ($) (3)
                               --------  ---------   -----------
Timothy M. Hewitt    2000        75,499     52,126         1,296
President            1999       154,846     56,297         6,038
                     1998       150,077     54,853         7,041



         (a)           (b)        (g)       (h)         (i)
                               --------------------------------
                                Long-term Compensation Payouts
 Name and Principal   Year      Options     LTIP       Other
 Position at Indiana          (# shares)  Payouts   Compensation
         Gas                      (4)     ($) (5)     ($) (6)
                               ----------  -------   -----------
                                        -
Timothy M. Hewitt     2000              0   69,923        36,096
President             1999              0   78,662        24,525
                      1998              0        0        22,819






(1)  Amounts   in   this   table  and  corresponding   footnotes
     represent   Indiana   Gas'   allocated   portion   of   the
     executive's total Vectren compensation.

(2) The amounts shown in this column are payments under Indiana Energy's Annual Management Incentive Plan. Bonus payments shown in 1998 are attributable to Indiana Energy's performance for the 1997 fiscal year and the bonus shown in 1999 is attributable to Indiana Energy's performance for the 1999 fiscal year. The bonus earned for the 1998 fiscal year is shown in the supplementary table.

     The amounts earned in the period beginning April 1, 2000 and ending December 31, 2000 under the Vectren Corporation At-Risk Incentive Plan have not been determined and approved for distribution by the Vectren's Compensation Committee.

(3)  The  amounts  shown  in this column are dividends  paid  on
     restricted   shares   issued  under  the   Indiana   Energy
     Executive   Restricted  Stock  Plan.   Note  that   Vectren
     adopted the Stock Plan on March 31, 2000.

(4) The shares shown in this column have been restated to reflect the conversion ratio of 1.333 described above in Section titled "Voting Securities" in Vectren's Proxy which was filed with the Securities and Exchange Commission on March 16, 2001 and is attached to this filing as Exhibit 99.1.

(5) The amounts shown in this column represent the value of shares issued under the Stock Plan and for which restrictions were lifted in each year. At the time of the merger, Indiana Energy executives had restricted stock performance grants relating to open performance measurement periods. (Under normal circumstances, at the close of each performance cycle, Indiana Energy's Total Shareholder Return would have been compared to a peer group and the number of restricted shares granted would have been adjusted in accordance with the plan.) The Board concluded that it would be difficult, if not inappropriate, to use Vectren's performance to make adjustments to the prior grants. Based upon the frequency of past performance grants, the Board awarded 75% of the present value of the potential performance grants. The value of these grants is included in the 2000 row. Grants related to this closing cycle are: Mr. Hewitt- 2,086 shares, $41,397 ($17,387 allocated to Indiana Gas). The balance of the value in the 2000 row reflects stock from other grant cycles for which restrictions were lifted in 2000 coincident with the consummation of the merger.

(6)  The   amount  shown  in  this  column  represents   several
     compensation elements.

     a) Change-in-Control Walk-Away Provisions - Several Indiana Energy officers had change-in-control agreements at the time of the merger. These agreements contained "walk-away" provisions that would have allowed officers to exercise their agreements anytime within a thirteen-month period following the close of the Vectren merger. The Board felt it was important to maintain the continuity of the officer group through the merger process and asked that all change-in-control agreements be terminated at the close of the merger and new agreements be put in place. Recognizing the value of the walk-away provision, the Board felt that officers should be compensated for losing the right to exercise the provision. A settlement equal to 25% of the officers' annual base salary was made. The officer discussed in this section received this settlement: Mr. Hewitt -- $19,425. This amount was paid in 2000.

     b) The balance of this column reflects Vectren contributions to the retirement savings plan (Hewitt:
          2000 -- $4,140, 1999 -- $10,716, 1998 -- $12,925), the
          dollar value of insurance premiums paid by, or on behalf of, the Company and its subsidiaries with respect to split-dollar life insurance for the benefit of executive officers (Hewitt: 2000 -- $3,226, 1999 -- $7,674, 1998 -- $7,702), credits for flexible spending accounts, wellness, and perfect attendance (Hewitt:
          2000 -- $63, 1999 -- $486, 1998 -- $100), deferred
          compensation contributions to restore employer contributions to the Company Retirement Savings Plan (Hewitt: 2000 -- $236, 1998 -- $175), reimbursement for taxable expenses (Hewitt: 2000 -- $7,369, 1999 -- $2,999, 1998 -- $1,497), reimbursement for club dues (Hewitt: 2000 -- $93, 1999 -- $420, 1998 - $420), and dividends from Vectren stock held in the deferred compensation plan (Hewitt: 2000-- $1,544, 1999 -- $2,230).

                              TABLE 2(1)
          LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

                                        Estimated Future Payouts
                                       Under Non-Stock Price-Based
                                                  Plans
    (a)         (b)          (c)        (d)        (e)       (f)
                         Performance
             Number of    or Other
              Shares;      Periods
              Units or      Until    Threshold   Target    Maximum
               Other     Maturation   Number    Number of Number of
               Rights     or Payout  of Shares   Shares     Shares
                 (1)         (2)        (3)        (4)       (5)
             ---------   ----------  ---------  --------  ---------
T.M. Hewitt    6,047          0          0        6,047     12,094



(1) Amounts in this table represent the executive's total long-term incentive plan awards and are not allocated.

     This column shows the restricted shares awarded during fiscal year 2000 under the Stock Plan. The market value of the shares on the dates of the grants is determined according to a formula in the Stock Plan based on an average price over a period of time preceding the grant. Dividends are paid directly to the holders of the stock.

(2) For the grant authorized on October 1, 2000, the measurement period for each third of the grant will commence on October 1, 2000, and conclude on December 31, 2002, 2003, and 2004. Upon conclusion of each measurement period and subsequent adjustment to the number of shares contingently granted, an additional 1 year employment restriction is imposed. The granting of additional shares, if any, and the application of forfeiture provisions depends upon certain measurements of Vectren's total return to shareholders in comparison to the total return to shareholders of a predetermined group of comparable companies.

(4) The initial grant shares, which are the same as the total number of shares in column (b), are also set forth in column (3), are subject to forfeiture. If Vectren's performance compared to the peer group during this measurement period places it in the bottom quartile, the executive officers will forfeit all of the shares granted for this period.

(5) The initial grant shares, which are the same as the total number of shares in column (b), are presented in this column. If Vectren's performance compared to the peer group during this measurement period places it in the middle two quartiles, these shares will vest.

(6) Under the Stock Plan, if Vectren's performance compared to the peer group during the initial measuring period places it in the top quartile, an additional performance grant equal to the original grant will be made. In that event, the shares shown in column (e) will be doubled.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Security ownership of certain beneficial owners

As of December 31, 2000, each of the following stockholder was known to management to be the beneficial owner of more than five percent of the outstanding shares of any class of voting securities as set forth below.

T                               Amount and Nature     Percent
itle of    Name and Address of  of Beneficial         of Class
 Class     Beneficial Owner     Ownership

---------  -------------------  ----------------   -----------
Common     Vectren Corporation  482.41561 Shares   100 percent
           20 NW 4th Street     Registered Owner
           Evansville, IN
            47741


Security ownership of management

The following table sets forth the number of shares of Vectren common stock beneficially owned by Indiana Gas' directors and president and all directors and the executive officer as a group, as of December 31, 2000. Except as otherwise indicated, each individual has sole voting and investment power with respect to the shares listed below.
Directors
   Name of Beneficial Owner   Shares Owned
                              Beneficially
                                  (1)

** Niel C. Ellerbrook               71,837 (2) (4)
** Andrew E. Goebel                147,350 (2) (3) (4) (5)
 * J. Gordon Hurst                 108,576 (2) (3) (4) (5)
 * Jerome A. Benkert, Jr.           15,656 (2) (4)
 * Ronald E. Christian              16,329 (2) (6)

*   Also an executive officer of the company
**  Also a director of Vectren Corporation

Executive Officer
 Name of Beneficial Owner       Shares Owned Beneficially (1)
 Timothy M. Hewitt              18,158

All Directors and Executive Officers as a Group (6 Persons)

Shares Owned Beneficially      Percent of Class
377,906                        0.62 percent

(1) No director or executive officer owned beneficially as of December 31, 2000, more than 5 percent of common stock of Vectren.

(2) Does not include derivative securities held under Vectren's Non-Qualified Deferred Compensation Plan.
     These derivative securities are in the form of phantom stock units which are valued as if they were Vectren common stock. The amounts shown for the following individuals include the following amounts of phantom units:

Name of Individuals or Identity of Group         Phantom
                                                 Stock Units
Niel C. Ellerbrook                                  48,515
Andrew E. Goebel                                     4,530
Jerome A. Benkert, Jr.                              14,811
J. Gordon Hurst                                        726
Ronald E. Christian                                 24,792
Timothy M. Hewitt                                    8,724

All Directors and Executive Officers as a          102,098
Group (6 Persons)

(3)  Includes shares held by spouse or jointly with spouse.

(4)  Includes  shares granted to executives under the Company's
     Executive  Restricted  Stock Plan, which  are  subject  to
     certain   transferability  restrictions   and   forfeiture
     provisions.

(5) Includes shares which the named individual has the right to acquire under the SIGCORP, Inc. Stock Option Plan.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to Note 14 in Indiana Gas' financial statements included in
Item 8 Financial Statements and Supplementary Data for transactions with Vectren and Vectren affiliates.


                             Part IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a) (1) Financial Statements
Financial statements filed as part of this Form 10-K are included under Part II, Item 8.

(a)(2) Financial Statement Schedules:

                                           PAGES IN FORM 10-K
                                            ------------------
Report of Independent Accountants                   32
For the years ended December 31, 2000,
1999 and 1998: Schedule II -- Valuation             39
and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the Financial
Statements or related notes.

                                                      SCHEDULE II
                    Indiana Gas Company, Inc.

         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


Column A                        Column B         Column C
                                                 Additions
                                Balance     Charged    Charged
                               Beginning       to      to Other
Description                     of Year     Expenses   Accounts
                               ----------  ---------  ---------
                               (in thousands)
VALUATION AND QUALIFYING
  ACCOUNTS:

Year 2000 - Accumulated         $ 1,739     $  5,405  $     -
  Provision for uncollectible
  Accounts

Year 1999 - Accumulated
  Provision for uncollectible
  Accounts                      $ 1,749    $  2,819   $     -

Year 1998 - Accumulated
  Provision for uncollectible
  Accounts                      $ 2,104     $  3,408  $     -

OTHER RESERVES:

Year 2000 - Reserve for         $     -     $ 13,400  $     -
  Merger and integration
   costs

Year 2000 - Reserve for         $   500     $   500   $     -
  Injuries and damages

Year 1999 - Reserve for
  Injuries and damages          $   500     $     -   $     -

Year 1998 - Reserve for
  Injuries and damages          $     -     $   500   $     -


Column A                             Column D     Column E

                                    Deductions     Balance
                                       from        End of
Description                       Reserves, Net     Year
                                  --------------  ---------
                                  (in thousands)
VALUATION AND QUALIFYING
  ACCOUNTS:

Year 2000 - Accumulated              $  5,081      $ 2,063
  Provision for uncollectible
  Accounts

Year 1999 - Accumulated
  Provision for uncollectible
  Accounts                           $  2,829      $ 1,739

Year 1998 - Accumulated
  Provision for uncollectible
  Accounts                           $  3,763      $ 1,749

OTHER RESERVES:

Year 2000 - Reserve for             $  12,107      $ 1,293
  Merger and integration costs

Year 2000 - Reserve for             $     200       $ 800
  Injuries and damages

Year 1999 - Reserve for
  Injuries and damages              $       -       $ 500

Year 1998 - Reserve for
  Injuries and damages              $       -     $    500








(a)(3) EXHIBITS
Exhibits for the company are listed in the Index to Exhibits beginning on page 42

(b) REPORTS ON FORM 8-K

On October 31, 2000, Indiana Gas filed a Current Report on Form 8-K with respect to Vectren Corporation's completion of the approximate $465 million acquisition of the natural gas distribution assets from The Dayton Power and Light Company, a wholly owned subsidiary of DPL, Inc. Indiana Gas holds a 47 percent interest in the acquired assets. Items reported include:
     Item 5. Other Events
     Item 7. Exhibits
          99-1 Press Release - Vectren Corporation Completes
               Acquisition of DPL's Natural Gas Distribution
               Business
          99-2 Cautionary Statement for Purposes of the "Safe
               Harbor" Provisions of the Private Securities
               Litigation Reform Act of 1995

On December 15, 2000, Indiana Gas filed a Current Report on Form
8-K with respect to providing an update on potential impact of Increased Gas Costs and Gas Cost Adjustment Proceedings. Items reported include:
     Item 5. Other Events


On December 27, 2000, Indiana Gas filed a Current Report on Form 8-K with respect to the issuance of an aggregate principal amount of $70 million Insured Quarterly Notes.
     Item 5. Other Events
     Item 7. Exhibits.
          Exhibit 1 - Purchase Agreement, dated December 21, 2000, between Indiana Gas Company, Inc. and Edward D. Jones & Co., L.P.
          Exhibit 4 - Form of Fifth Supplemental Indenture to the Indenture dated as of February 1, 1991, between Indiana Gas Company, Inc. and U.S. Bank Trust National Association with respect to the issuance of the 15-Year IQ Notes and the 30-Year IQ Notes.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INDIANA GAS COMPANY, INC.


Dated March 28, 2001


                                     /S/ Timothy M. Hewitt
                                     Timothy M. Hewitt,
                                     President


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

        Signature                    Title                Date

Principal Executive Officer

  /S/  Timothy M. Hewitt      President              March 28, 2001
    Timothy M. Hewitt


Principal Financial Officer

/S/ Jerome A. Benkert, Jr.    Executive Vice         March 28, 2001
  Jerome A. Benkert, Jr.      President and Chief
                              Financial Officer


Principal Accounting Officer

  /S/  M. Susan Hardwick      Vice President and     March 28, 2001
    M. Susan Hardwick         Controller


Majority of the Board of Directors

/S/ Jerome A. Benkert, Jr.    Director               March 28, 2001
  Jerome A. Benkert, Jr.


 /S/  Ronald E. Christian     Director               March 28, 2001
   Ronald E. Christian


  /S/ Niel C. Ellerbrook      Director               March 28, 2001
    Niel C. Ellerbrook


   /S/ J. Gordon Hurst        Director               March 28, 2001
     J. Gordon Hurst


   /S/ Andrew E. Goebel       Director               March 28, 2001
     Andrew E. Goebel



                        INDEX TO EXHIBITS

EX - 2.1 Asset Purchase Agreement dated December 14,1999 between Indiana Energy, Inc. and
             The Dayton Power and Light Company and Number-3CHK with a commitment letter for a 364-Day Credit Facility dated December 16,1999. (Filed and designated in Current Report on Form 8-K dated December 28, 1999, File No. 1-9091, as
             Exhibit 2 and 99.1.)

EX - 3.1     Amended and Restated Articles of Incorporation.
             (Filed herewith.)

EX - 3.2 Amended and Restated Code of By-Laws. (Filed herewith.)

EX - 4.1 Indenture dated February 1, 1991, between Indiana Gas and Continental Bank, National Association. Inc.'s. (Filed and designated in Current Report on Form 8-K filed February 15, 1991, File No. 1-6494.); First Supplemental Indenture thereto dated as of February 15, 1991. (Filed and designated in Current Report on Form 8-K filed February 15, 1991, File No 1-6494, as Exhibit 4(b).); Second Supplemental Indenture thereto dated as of September 15, 1991, (Filed and designated in Current Report on Form 8-K filed September 25, 1991, File No 1-6494, as Exhibit 4(b).); Third supplemental Indenture thereto dated as of September 15, 1991 (Filed and designated in Current Report on Form 8-K filed September 25, 1991, File No 1-6494, as Exhibit 4(c).); Fourth Supplemental Indenture thereto dated as of December 2, 1992, (Filed and designated in Current Report on Form 8-K filed December 8, 1992, File No 1-6494, as Exhibit 4(b).); Fifth Supplemental Indenture thereto dated as of December 28, 2000, (Filed and designated in Current Report on Form 8-K filed December 27, 2000, File No 1-6494, as Exhibit 4.)

EX - 4.2 Credit Agreement dated as of March 8, 1999 among Indiana Gas Company, Inc., the Lenders, ABN AMRO Bank N.V., as Syndication Agent, National City Bank of Indiana, as Documentation Agent, and Bank One, Indiana, N.A., as Administrative Agent. (Filed and designated in Current Report on Form 8-K dated January 26, 2001, File No 1-15467, as Exhibit 4.2.)

EX - 4.3 First Amendment dated as of March 7, 2000 to the Credit Agreement dated as of March 8, 1999 among Indiana Gas Company, Inc., certain lenders, ABN AMRO BANK N.V., as Syndication Agent, National City Bank of Indiana, as Documentation Agent, and Bank One, Indiana, N.A., as Administrative Agent. (Filed and designated in Current Report on Form 8-K dated January 26, 2001, File No 1-15467, as Exhibit 4.3.)

EX - 4.4 Second Amendment dated as of October 31, 2000 to the Credit Agreement dated as of March 8, 1999 among Indiana Gas Company, Inc., certain lenders, ABN AMRO BANK N.V., as Syndication Agent, National City Bank of Indiana, as Documentation Agent, and Bank One, Indiana, N.A., as Administrative Agent. (Filed and designated in Current Report on Form 8-K dated January 26, 2001, File No 1-15467, as Exhibit 4.4.)

EX - 4.5 Exhibit 4.5 Bank One letter dated as of January 29, 2001 waiving the covenant compliance under Section
             6.13 of the Indiana Gas Company, Inc. Credit
             Agreement dated as of March 8, 1999. (Filed and designated in Current Report on Form 8-K dated January 26, 2001, File No 1-15467, as Exhibit 4.5.)

EX - 10.1    Vectren Corporation Retirement Savings Plan.
             (Filed and designated in Form 10-Q for the quarterly period ended September 30, 2000, File 1-
             15467, as Exhibit 99.1.)

EX - 10.2    Vectren Corporation Combined Non-Bargaining
             Retirement Plan. (Filed and designated in Form 10-Q for the quarterly period ended September 30, 2000, File 1-15467, as Exhibit 99.2.)

EX - 10.3    Indiana Energy, Inc. Unfunded Supplemental
             Retirement Plan for a Select Group of Management
             Employees as amended and restated effective
             December 1, 1998. (Filed and designated in Form 10-
             Q for the quarterly period ended December 31, 1998, File 1-9091, as Exhibit 10-G.)

EX - 10.4    Indiana Energy, Inc. Nonqualified Deferred
             Compensation Plan effective January 1, 1999. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File 1-9091, as
             Exhibit 10-H.)

EX - 10.5    Amendment to Indiana Energy, Inc. Executive
             Restricted Stock Plan effective December 1, 1998.
             (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File 1-
             9091, as Exhibit 10-I.)

EX - 10.6    Indiana Energy, Inc. Annual Management Incentive
             Plan effective October 1, 1987. (Filed and designated in Form 10-K for the fiscal year ended
             September 30, 1987, File 1-9091, as Exhibit 10-D.)

EX - 10.7    First Amendment to the Indiana Energy, Inc. Annual
             Management Incentive Plan effective October 1,
             1997. (Filed and designated in Form 10-K for the fiscal year ended September 30, 1998, File 1-9091, as Exhibit 10-Q.)

EX - 10.8    Amendment to Indiana Energy, Inc. Directors'
             Restricted Stock Plan, effective December 1, 1998.
             (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File 1-
             9091, as Exhibit 10-J.)

EX - 10.9    Formation Agreement among Indiana Energy, Inc.,
             Indiana Gas Company, Inc., IGC Energy, Inc.,
             Indiana Energy Services, Inc., Citizens Gas & Coke
             Utility, Citizens Energy Services Corporation and
             ProLiance Energy, LLC, effective March 15, 1996.
             (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1996, File 1-9091, as Exhibit 10-C.)

EX - 10.10   Gas Sales and Portfolio Administration Agreement
             between Indiana Gas Company, Inc. and ProLiance
             Energy, LLC, effective March 15, 1996, for services to begin April 1, 1996. (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1996, File 1-6494, as Exhibit 10-C.)

EX - 10.11   Amended appendices to the Gas Sales and Portfolio
             Administration Agreement between Indiana Gas
             Company, Inc. and ProLiance Energy, LLC effective
             November 1, 1998.  (Filed and designated in Form 10-
             Q for the quarterly period ended March 31, 1999, File 1-6494, as Exhibit 10-A.)

EX - 10.12   Amended appendices to the Gas Sales and Portfolio
             Administration Agreement between Indiana Gas
             Company, Inc. and ProLiance Energy, LLC effective
             November 1, 1999. (Filed and designated in Form 10-
             K for the fiscal year ended September 30, 1999, File 1-6494, as Exhibit 10-V.)


EX - 10.13   Indiana Energy, Inc. Executive Restricted Stock
             Plan as amended and restated effective October 1, 1998. (Filed and designated in Form 10-K for the fiscal year ended September 30, 1998, File 1-9091, as Exhibit 10-O.)

EX - 10.14   Indiana Energy, Inc. Director's Restricted Stock
             Plan as amended and restated effective May 1, 1997.
             (Filed and designated in Form 10-Q for the quarterly period ended June 30, 1997, File 1-9091, as Exhibit 10-B.)

EX - 10.15   Second Amendment to Indiana Energy, Inc. Directors
             Restricted Stock Plan, renamed the Vectren
             Corporation Directors Restricted Stock Plan effective October 1, 2000. (Filed and designated in Form 10-K for the year ended December 31, 2000,
             File No. 1-15467, as Exhibit 10.34.)

EX - 10.16   Third Amendment to Indiana Energy, Inc. Directors
             Restricted Stock Plan, renamed the Vectren
             Corporation Directors Restricted Stock Plan effective March 28, 2000. (Filed and designated in Form 10-K for the year ended December 31, 2000,
             File No. 1-15467, as Exhibit 10.35.)

EX - 10.17   Vectren Corporation Employment Agreement between
             Vectren Corporation and Niel C. Ellerbrook dated as of March 31, 2000. (Filed and designated in Form
             10-Q for the quarterly period ended June 30, 2000, File 1-15467, as Exhibit 99.1.)

EX - 10.18   Vectren Corporation Employment Agreement between
             Vectren Corporation and Andrew E. Goebel dated as of March 31, 2000(Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File
             1-15467, as Exhibit 99.2.)

EX - 10.19   Vectren Corporation Employment Agreement between
             Vectren Corporation and Jerome A. Benkert dated as of March 31, 2000. (Filed and designated in Form 10-
             Q for the quarterly period ended June 30, 2000, File 1-15467, as Exhibit 99.3.)

EX - 10.20   Vectren Corporation Employment Agreement between
             Vectren Corporation and Ronald E. Christian dated as of March 31, 2000. (Filed and designated in Form
             10-Q for the quarterly period ended June 30, 2000, File 1-15467, as Exhibit 99.5.)

EX - 10.21   Vectren Corporation Employment Agreement between
             Vectren Corporation and Timothy M. Hewitt dated as of March 31, 2000. (Filed and designated in Form 10-
             Q for the quarterly period ended June 30, 2000, File 1-15467, as Exhibit 99.6.)

EX - 10.22   Vectren Corporation Employment Agreement between
             Vectren Corporation and J. Gordon Hurst dated as of
             March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File
             1-15467, as Exhibit 99.7.)

EX - 10.23   Vectren Corporation Employment Agreement between
             Vectren Corporation and Richard G. Lynch dated as of March 31, 2000. (Filed and designated in Form 10-
             Q for the quarterly period ended June 30, 2000, File 1-15467, as Exhibit 99.8.)

EX - 12      Computation of Ratio of Earnings to Fixed Charges
             (Filed herewith)

EX - 99.1    Vectren Corporation Proxy Statement Pursuant to
             Section 14(a) of the Securities Exchange Act of
             1934, but not including the Compensation Committee
             Report and Performance Graph. (Filed herewith.)

EX - 99.2    Indiana Gas Press Release regarding gas cost
             adjustment proceedings filed in Current Report on 8-
             K on March 29, 2001. (Filed herewith.)

EX - 99.3    Agreement and Plan of Merger dated as of June
             11,1999 among Indiana Energy, Inc.,
             SIGCORP, Inc. and Vectren Corporation (the ''Merger
             Agreement '').   (Filed and designated in Form S-4
             to (No. 333-90763) filed on November 12, 1999, File
             1-15467, as Exhibit 2.)

EX - 99.4    Amendment No.1 to the Merger Agreement dated
             December 14,1999 (Filed and designated in Current
             Report on Form 8-K filed December 16, 1999, File 1-
             09091, as Exhibit 2.)

EX - 99.5    Amended and Restated Articles of Incorporation of
             Vectren Corporation effective March
             31,2000. (Filed and designated in Current Report on Form 8-K filed April 14, 2000, File No. 1-15467, as
             Exhibit 4.1.)

EX - 99.6    Code of By-Laws of Vectren Corporation.  (Filed and
             designated in Form S-3 (No. 333-5390), filed
             January 19, 2001, File No. 1-15467, as Exhibit
             4.2.)

EX - 99.7    Shareholders Rights Agreement dated as of October
             21, 1999 between Vectren Corporation
             and Equiserve Trust Company, N.A., as Rights Agent.
             (Filed and designated in Form S-4 (No. 333-90763), filed November 12. 1999, File No 1-15467, as
             Exhibit 4.)