Form 10-Q
period 2001-03-30
INDIANA GAS CO INC
filed 2001-05-15
CIK 50183

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2001

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________to____________

Commission file number 1-6494


                    INDIANA GAS COMPANY, INC.
                --------------------------------
     (Exact name of registrant as specified in its charter)


            INDIANA                             35-0793669
(State or other jurisdiction of              (I.R.S Employer
incorporation or organization)               Identification No.)


        20 N.W. Fourth Street, Evansville, Indiana 47741
        -------------------------------------------------
      (Address of principal executive offices and Zip Code)

                         (812)  465-5300
                --------------------------------
      (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock -Without
       par value              482.41561        May 10, 2001
 --------------------     ----------------     -------------
         Class            Number of shares          Date

                        TABLE OF CONTENTS


Item                                                     Page
Number                                                   Number
               PART I.  FINANCIAL INFORMATION
 1   Financial Statements (Unaudited)
     Indiana Gas Company, Inc.
        Balance Sheets                                    3-4
        Statements of Income                               5
        Statements of Cash Flows                           6
     Notes to Unaudited Financial Statements              7-11
 2   Management's Discussion and Analysis of Results
     of Operations and Financial Condition               12-17
 3   Quantitative and Qualitative Disclosure About
     Market Risk                                         17-18

                PART II.  OTHER INFORMATION
 1   Legal Proceedings                                     19
 6   Exhibits and Reports on Form 8-K                    19-20
     Signatures                                            21

                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                       INDIANA GAS COMPANY, INC.
                            BALANCE SHEETS
                        (Unaudited - Thousands)

                                       March 31,         December 31,
                                    2001        2000         2000
                                 ----------  ----------  ------------
ASSETS

Utility Plant:
  Original cost                  $1,061,789  $1,019,811    $1,056,945
  Less accumulated depreciation     443,246     415,781       434,845
                                 ----------  ----------    ----------
    Net utility plant               618,543     604,030       622,100
                                 ----------  ----------    ----------
Current Assets:
  Cash and cash equivalents           3,119       5,016           300
  Accounts receivable, less
   reserves of $2,302, $2,553,
   and $2,063                        68,334      40,615        81,225
  Accounts receivable from
   affiliated company                     -       2,205        11,774
  Accrued unbilled revenues          30,223      20,130        69,444
  Inventories                             -       5,736        12,004
  Prepaid gas delivery service        4,589         114        34,849
  Recoverable natural gas costs      55,479           -        38,096
  Prepayments and other current
   assets                             7,111      13,465        32,012
                                 ----------  ----------    ----------
    Total current assets            168,855      87,281       279,704
                                 ----------  ----------    ----------
Investment in Unconsolidated
 Affiliate                          223,688           -       220,802

Other Assets:
  Regulatory assets                  23,187      12,199        18,578
  Other                               2,584       4,214         2,488
                                 ----------  ----------    ----------
    Total other assets               25,771      16,413        21,066
                                 ----------  ----------    ----------
TOTAL ASSETS                     $1,036,857    $707,724    $1,143,672
                                 ==========  ==========    ==========

The accompanying notes are an integral part of these financial statements.

                       INDIANA GAS COMPANY, INC.
                            BALANCE SHEETS
                        (Unaudited - Thousands)

SHAREHOLDER'S EQUITY AND               March 31,        December 31,
LIABILITIES                         2001        2000        2000
                                 ----------   --------  ------------
Capitalization:
  Common stock and paid-in
   capital                        $  142,995  $142,995    $  142,995
  Retained earnings                   98,103   108,758        90,499
                                  ----------  --------     ---------
     Total common shareholder's
      equity                         241,098   251,753       233,494
  Long-term debt, net of
   current maturities                274,287   211,849       281,109
                                  ----------  --------     ---------
       Total capitalization          515,385   463,602       514,603
                                  ----------  --------     ---------
Commitments and Contingencies
(Notes 8 and 11)

Current Liabilities:
  Notes payable to affiliated
   company                           184,700         -       218,200
  Notes payable                      153,034    50,203       134,724
  Interest payable to
   affiliated company                    910         -         2,340
  Accounts payable                    20,990    24,809       102,268
  Accounts payable to
   affiliated company                 17,072    14,226        18,329
  Refunds to customers and
   customer deposits                   6,981    23,675         3,953
  Accrued taxes                       14,256     7,834        25,054
  Accrued interest                     1,703       872         4,215
  Deferred income taxes                5,667         -         4,227
  Other current liabilities           11,923    12,943        14,504
                                   ---------  --------     ---------
     Total current liabilities       417,236   134,562       527,814
                                   ---------  --------     ---------
Deferred Credits and Other
Liabilities:
  Deferred income taxes               51,131    55,006        54,807
  Accrued postretirement
  benefits other than pensions        30,848    29,080        29,938
  Unamortized investment tax
   credit                             11,262     7,919         7,222
  Other                               10,995    17,555         9,288
                                  ----------  --------    ----------
     Total deferred credits and
      other liabilities              104,236   109,560       101,255
                                  ----------  --------    ----------
TOTAL SHAREHOLDER'S EQUITY AND
 LIABILITIES                      $1,036,857  $707,724    $1,143,672
                                  ==========  ========   ===========

The accompanying notes are an integral part of these financial statements.


                       INDIANA GAS COMPANY, INC.
                         STATEMENTS OF INCOME
                        (Unaudited - Thousands)

                                 Three Months        Twelve Months
                               Ended March 31,      Ended March 31,
                               2001       2000      2001      2000
                             ---------  ---------  --------  --------
OPERATING REVENUES            $287,973   $171,618  $714,467  $441,495
COST OF GAS                    215,166     98,893   506,747   241,717
                              --------   --------  --------  --------
  Total margin                  72,807     72,725   207,720   199,778
                              --------   --------  --------  --------
OPERATING EXPENSES:
  Operation and maintenance     26,410     25,205   101,177    94,899
  Merger and integration
   costs                           503     13,448     3,737    13,448
  Depreciation and
   amortization                  9,796      9,018    37,438    35,162
  Income tax expense             6,533      6,599     7,185     8,979
  Taxes other than income
   taxes                         5,769      4,961    16,666    15,971
                              --------   --------  --------  --------
   Total operating expenses     49,011     59,231   166,203   168,459
                              --------   --------  --------  --------
OPERATING INCOME                23,796     13,494    41,517    31,319

OTHER INCOME:
  Equity in earnings of
   unconsolidated affiliate      2,886          -     5,607         -
  Other - net                  (1,291)        370   (2,034)     1,093
                              --------   --------  --------  --------
   Total other income            1,595        370     3,573     1,093
                              --------   --------  --------  --------
INCOME BEFORE INTEREST          25,391     13,864    45,090    32,412

INTEREST EXPENSE                10,264      5,033    27,585    17,837
                              --------    -------   -------  --------
NET INCOME                    $ 15,127    $ 8,831   $17,505  $ 14,575
                              ========    =======   =======  ========

The accompanying notes are an integral part of these financial statements

                       INDIANA GAS COMPANY, INC.
                       STATEMENTS OF CASH FLOWS
                        (Unaudited - Thousands)

                                 Three Months        Twelve Months
                               Ended March 31,      Ended March 31,
                                2001      2000      2001      2000
                              --------  --------  --------  --------
CASH FLOWS FROM (REQUIRED
FOR) OPERATING ACTIVITIES
  Net income                  $15,127   $ 8,831   $ 17,505  $14,575
  Adjustments to reconcile
  net income to cash
  provided from operating
  activities -
   Depreciation and
    amortization                9,796     9,018     37,438   35,162
   Deferred income taxes
    and investment tax
    credits                    (2,532)   (4,074)    10,897   (5,386)
   Allowance for funds used
    during construction           (71)     (128)      (538)    (463)
   Undistributed earnings
    of unconsolidated
    affiliate                  (2,886)        -     (5,607)       -
  Changes in assets and
  liabilities -
   Receivables - net           63,886    10,742    (35,607)   6,231
   Inventories                 12,004     6,706      5,736    1,178
   Prepaid gas delivery
    service                    30,260    20,823     (4,475)    (114)
   Recoverable fuel and
    natural gas costs         (17,383)        -    (55,479)       -
   Prepayments and other
    current assets             24,901     3,003      6,354   (4,063)
   Regulatory assets           (4,609)    2,448    (10,988)   1,998
   Accounts payable,
    refunds to customers,
    customer deposits,
    other current
    liabilities               (81,178)   17,272    (17,777)   6,330
   Accrued taxes and
    interest                  (11,314)  (14,968)     1,491  (11,964)
   Accrued post-retirement
    benefits other than
    pensions                      910       606      1,768    2,481
   Other - net                  3,398    (2,444)    (1,831)  (1,892)
                              --------  --------  --------- --------
   Total adjustments           25,182    49,004    (68,618)  29,498
                              --------  --------  --------- --------
     Net cash flows from
      (required for)
      operating activities     40,309    57,835    (51,113)  44,073
                              --------  --------  --------  -------
CASH FLOWS (REQUIRED FOR)
FROM FINANCING ACTIVITIES
   Proceeds from long-term
    debt                            -         -     70,000   30,000
   Retirement of long-term
    debt and other
    obligations                (6,822)        -     (7,562) (10,090)
   Net change in short-term
    borrowings                (15,190)  (31,969)   287,531   30,224
   Dividends on common
    stock                      (7,870)   (5,700)   (28,506) (25,700)
   Other                         (544)        -        346        -
                              --------  --------  --------- --------
     Net cash flows
      (required for) from
      financing activities    (30,426)  (37,669)   321,809   24,434
                              --------  --------  --------  --------
CASH FLOWS (REQUIRED FOR)
INVESTING ACTIVITIES
   Capital expenditures        (7,955)  (15,852)   (54,512) (65,595)
   Investment in
   unconsolidated affiliate         -         -   (218,081)       -
   Other                          891       349          -     (699)
                              --------  -------   --------- --------
     Net cash flows
      (required for)
      investing activities     (7,064)  (15,503)  (272,593) (66,294)
                              --------  --------  --------- --------
Net increase (decrease) in
 cash                           2,819     4,663     (1,897)   2,213

Cash and cash equivalents at
 beginning of period              300       353      5,016    2,803
                              --------  --------  --------- --------
Cash and cash equivalents at
 end of period                $ 3,119   $ 5,016   $  3,119  $ 5,016
                              ========  ========  ========= ========

The accompanying notes are an integral part of these financial statements.

                    INDIANA GAS COMPANY, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)


1.  Organization and Nature of Operations

Indiana Gas Company, Inc. (Indiana Gas) operates as a separate wholly owned subsidiary of Vectren Corporation (Vectren) and provides natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties.

Vectren is an Indiana corporation that was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests. The merger did not affect Indiana Gas' debt securities.

Indiana Gas has a 47 % undivided interest in the Ohio operations acquired by Vectren on October 31, 2000. The Ohio operations provide natural gas distribution and transmission services to Dayton, Ohio and 16 counties in west central Ohio. Indiana Gas' ownership is accounted for on the equity method in accordance with Accounting Principles Board (APB) Opinion No. 18. Its ownership interest is included in investment in unconsolidated affiliate in the Balance Sheets, and its interest in the results of operations is included in other income, net, as equity in earnings of unconsolidated affiliate in the Statements of Income.

2.  Basis of Presentation

The interim financial statements included in this report have been prepared by Indiana Gas, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. Indiana Gas believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These financial statements and related notes should be read in conjunction with Indiana Gas' audited annual financial statements for the year ended December 31, 2000 filed on Form 10-K. Because of the seasonal nature of Indiana Gas' operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain reclassifications have been made to prior period financial statements to conform with the current year classification. These reclassifications have no impact on previously reported net income.

3.  Investment in Unconsolidated Affiliate

Unaudited summarized financial information as to assets and liabilities of the Ohio operations as of March 31, 2001 and December 31, 2000 and its results of operations for the three and twelve months ended March 31, 2001 are presented below.

In thousands         At March 31, 2001    At December 31, 2000
                     -----------------    --------------------
Current assets            $148,561                $180,109
Non current assets        $391,003                $392,795
Current liabilities       $312,837                $350,438
Non current               $   969                 $    491
liabilities

                     Three Months Ended   Twelve Months Ended
In thousands           March 31, 2001       March 31, 2001
                     -----------------    --------------------
Revenues                  $ 182,967               $294,323
Margin                    $  35,519               $ 63,711
Operating income          $   7,927               $ 14,742
Net income                $   6,140               $ 11,930


4.  Merger and Integration Costs

Merger and integration costs incurred for the three and twelve months ended March 31, 2001 were $.5 million and $3.7 million, respectively. These costs relate primarily to transaction costs, severance, and other merger and integration activities such as signage and vehicle identification changes. The accrual remaining for such costs at March 31, 2001 was $1.0 million. Merger costs are reflected in the financial statements of the subsidiaries in which merger savings are expected to be realized. The continued merger integration activities will be substantially completed in 2001.

As a result of merger integration activities, Vectren management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren, and the fees allocated by the subsidiary for the use of these systems by Indiana Gas are reflected in operation and maintenance expenses in the accompanying financial statements. As a result of the shortened useful lives, additional fees were incurred by Indiana Gas resulting in additional operations and maintenance expense of approximately $3.2 million and $14.6 million for the three and twelve months ended March 31, 2001.

5.  Inventories

Inventories consist principally of gas in underground storage valued using the last in- first out (LIFO) method. During the three months ended March 31, 2001, a LIFO liquidation occurred that will be replaced by December 31, 2001. Accordingly, the liability created by the decrement of $1.6 million is included in other current liabilities as of March 31, 2001.

6.  Short - Term Borrowings

At March 31, 2001, Indiana Gas was not in compliance with the total indebtedness to capitalization ratio contained in its back up credit facility for its commercial paper program. The non-compliance resulted from the indebtedness incurred to purchase its ownership interest in the Ohio operations and working capital requirements associated with higher gas costs. A waiver on the Indiana Gas facility has been obtained to waive the non-compliance through and including March 31, 2001 which effectively waives the noncompliance up to June 30, 2001, the date of the next quarterly test of the financial covenants. Vectren anticipates making an equity investment in Indiana Gas to bring Indiana Gas back into compliance. No amount is outstanding under the back up facility.

7.  New Accounting Principle

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

As of the date of adoption and through March 31, 2001, Indiana Gas was not engaged in any derivative or hedging activity as defined by SFAS 133, as amended; therefore, there was no impact at adoption or for the three and twelve months ended March 31, 2001.

8.  Contingencies

Indiana Gas is party to various legal proceedings arising in the normal course of business. In the opinion of management, with the exception of the litigation matter related to ProLiance Energy Services, LLC (See Note 11), there are no legal proceedings pending against Indiana Gas that are likely to have a material adverse effect on its financial position or results of operations.

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

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management (IDEM), and a Record of Decision was issued by the IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to IDEM's Voluntary Remediation Program and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has accrued costs that it reasonably expects to incur.

Indiana Gas has recovered these estimated accrued costs from insurance carriers and other potentially responsible parties
(PRPs). Indiana Gas has PRP agreements in place for 19 of the 26 sites, which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20 and 50 %. For these sites, Indiana Gas has accrued only its proportionate share of the estimated response costs.

With respect to insurance coverage, as of March 31, 2001, Indiana
Gas has received and recorded settlements from all known insurance carriers in an aggregate amount of approximately $20.3 million.

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

10.  Rate and Regulatory Matters

Commodity prices for natural gas purchases have increased significantly, primarily due to a colder winter, increased demand and tighter supplies. Indiana Gas is allowed full recovery of such changes in purchased gas costs for their retail customers through commission-approved gas cost adjustment mechanisms.

On October 11, 2000, Indiana Gas filed for approval of its regular quarterly GCA. In early December, the Indiana Utility Regulatory Commission (IURC) issued an interim order approving the request by Indiana Gas for a GCA factor for December 2000.
On January 4, 2001, the IURC approved the January and February 2001 GCA as filed. The order also addressed the claim by the Indiana Office of Utility Consumer Counselor (OUCC) that a portion of the requested GCA be disallowed because Indiana Gas should have entered into additional commitments for this winter's gas supply in late 1999 and early 2000. In procuring gas supply for this winter, Indiana Gas followed the gas procurement practices that it had employed over the last several years. In response to the claim by the OUCC, the IURC found that there should be a $3.8 million disallowance related to gas procurement for the winter season. As a result, Indiana Gas recognized a pre-tax charge of $3.8 million in December 2000. Both Indiana Gas and the OUCC appealed the ruling. The Citizens Action Coalition of Indiana, Inc.(CAC), a not for profit consumer advocate, also filed with the IURC a petition to intervene and a notice of appeal of the order.

In March 2001, Indiana Gas reached agreement with the OUCC and CAC regarding the IURC Order. As part of the agreement, among other things, Indiana Gas agreed to contribute additional amounts to the state of Indiana's Low Income Heating Assistance Program in 2001, and to credit $3.3 million of the $3.8 million disallowed amount to Indiana Gas customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order. In April 2001, the IURC issued an order approving the settlement.

11.  Affiliate Transactions

Certain wholly owned subsidiaries of Vectren provide support services to Indiana Gas. Services provided include corporate-level management services, information technology, financial, human resources, purchasing, building and fleet services. Amounts billed by wholly owned subsidiaries of Vectren to Indiana Gas for the three months ended March 31, 2001 and 2000 was $19.4 million and $8.4 million, respectfully. For the twelve months ended March 31, 2001 and 2000, amounts billed were $44.3 million and $32.6, respectfully.

Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

ProLiance Energy, LLC. (ProLiance), a 50 % owned, non-regulated, energy marketing affiliate of Vectren, provides natural gas supply and related services to Indiana Gas. Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2001 and 2000 totaled $166.3 million and $66.1 million, respectively; and for the twelve months ended March 31, 2001 and 2000 totaled $501.7 million and $240.4 million, respectively.

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

On September 22, 2000, the Indiana Supreme Court issued a decision affirming the IURC's decision on ProLiance in all respects. The IURC has recently commenced the processing of these further proceedings by conducting a prehearing conference.
Discovery is ongoing in the further proceeding at the current time.

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

CIGMA, LLC (CIGMA), owned jointly and equally by a wholly owned subsidiary of Vectren and a third party, provides materials acquisition and related services that are used by Indiana Gas. Purchases of these services for both the three months ended March 31, 2001 and 2000 totaled $0.7 million, and for the twelve months ended March 31 2001 and 2000 totaled $2.8 million and $3.0 million respectively.

Amounts owed to wholly owned subsidiaries of Vectren totaled $202.7 million, $14.2 million and $238.9 million at March 31, 2001, March 31, 2000 and December 31, 2000, respectively, and are included in payables to affiliated company in the Balance Sheets. Amounts due from wholly owned subsidiaries of Vectren totaled $2.2 million and $ 11.8 at March 31, 2000 and December 31, 2000, respectively, and are included in accounts receivable from affiliated company in the Balance Sheets.

Amounts owed to unconsolidated affiliates of Vectren totaled
$40.0 million, $39.0 million and $97.8 million at March 31, 2001,
March 31, 2000 and December 31, 2000, respectively, and are included in accounts payable in the Balance Sheets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

                    INDIANA GAS COMPANY, INC.


                   Description of the Business

Indiana Gas Company, Inc. (Indiana Gas) operates as a separate wholly owned subsidiary of Vectren Corporation (Vectren) and provides natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties.

Vectren is an Indiana corporation that was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling of interests. The merger did not affect Indiana Gas' debt securities.

Indiana Gas has a 47 % undivided interest in the Ohio operations acquired by Vectren on October 31, 2000. The Ohio operations provide natural gas distribution and transmission services to Dayton, Ohio and 16 counties in west central Ohio. Indiana Gas' ownership is accounted for on the equity method in accordance with Accounting Principles Board Opinion No. 18. Its ownership interest is included in investment in unconsolidated affiliate in the Balance Sheets, and its interest in the results of operations is included in other income net, as in equity earnings of unconsolidated affiliate in the Statements of Income.

                      Results of Operations

Net Income

For the three months ended March 31, 2001, net income was $15.1 million. Net income before merger and integration costs of $3.7 million, including $3.2 million of additional operations and maintenance expense related to the shortened useful lives of certain information systems to be retired in 2001 (see merger and integration costs below), was $17.4 million, compared to net income before merger and integration costs for the first quarter of 2000 of $18.2 million.

For the twelve months ended March 31, 2001, net income was $17.5 million. Net income before merger and integration costs of $18.5 million, including $14.6 million of additional operations and maintenance expense related to the shortened useful lives of certain information systems to be retired in 2001 (see merger and integration costs below), was $29.9 million, compared to net income before merger and integration costs for the twelve months ended March 31, 2000 of $24.0 million.

Utility Margin (Operating Revenues Less Cost of Gas)

Gas Utility Margin
Gas Utility margin for the three months ended March 31, 2001 of $72.8 million was comparable to 2000. The favorable impact of a 7 % increase in throughput to retail customers resulting from temperatures being 15 % colder than normal and a 2 % increase in retail customers were offset by reduced consumption and the cost of unaccounted for gas due to much higher gas costs (see below).

Total cost of gas sold was $215.2 million for the three months ended March 31, 2001 and $98.9 million in 2000. This increase of $116.3 million, or 118%, is primarily due to significantly higher average per unit purchased gas costs. The total average cost per dekatherm of gas purchased by Indiana Gas for the three months ended March 31, 2001 was $7.54 compared to $3.84 for the same period in 2000.

Gas Utility margin for the twelve months ended March 31, 2001 of $207.7 million increased $7.9 million, or 4 %, compared to 2000. The increase is due to a 9 % increase in throughput resulting primarily from temperatures being 26 % colder than the previous year and a 2 % increase in residential customer base. These favorable impacts on gas margin were partially offset by a $3.8 million disallowance of gas costs by the Indiana Utility Regulatory Commission (IURC) and the cost of unaccounted for gas due to much higher gas costs.

Total cost of gas sold was $506.7 million for the twelve months ended March 31, 2001 and $241.7 million in 2000. This increase of $265.0 million, or 110 %, is primarily due to significantly higher average per unit purchased gas costs.

Commodity prices for natural gas purchases have increased significantly, primarily due to a colder winter, increased demand and tighter supplies. Indiana Gas is allowed full recovery of such charges in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales should not be impacted. However, in 2001 Indiana Gas has experienced and may continue to experience higher working capital requirements, increased expenses, including unrecoverable interest costs, uncollectibles and unaccounted for gas, and some level of price sensitive reduction in volumes sold. (See Note 10 of the Financial Statements.)

Operating Expenses

Operations and Maintenance
Operations and maintenance expenses increased $1.2 million, or 5 %, for the three months ended March 31, 2001 compared to the prior year, and operations and maintenance expenses increased $6.3 million, or 7 %, for the twelve months ended March 31, 2001. The increases are primarily attributable to increased fees allocated from a wholly owned subsidiary of Vectren to reflect the shortened useful lives of certain information systems in use by Indiana Gas (see merger and integration costs below).

Depreciation and Amortization
Depreciation and amortization increased $0.8 million and $2.3 million, respectively, for the three and twelve months ended
March 31, 2001 compared to the prior year due primarily to depreciation of additions to utility plant.

Income Tax Expense
Federal and state income taxes were comparable to the prior year for the three months ended March 31, 2001 and decreased $1.8 million for the twelve months ended March 31, 2001, compared to the prior year periods due primarily to a normal effective tax rate in 2001, partially offset by higher pre-tax earnings. The effective tax rate in 2000 was higher as a result of the non-deductibility of certain merger and integration costs.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $0.8 million and $0.7 million, respectively, for the three and twelve-month periods ended March 31, 2001 compared to the prior year. The increases result from increases in gross receipts and property taxes.

Merger and Integration Costs

Merger and integration costs incurred for the three and twelve months ended March 31, 2001 were $0.5 million and $3.7 million, respectively. These costs relate primarily to transaction costs, severance, and other merger and integration activities such as signage and vehicle identification changes. Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities, which will contribute to the merger savings, will be substantially completed in 2001. Merger costs are reflected in the financial statements of Vectren's operating subsidiaries in which merger savings are expected to be realized.

As a result of merger integration activities, Vectren management has identified certain information systems which are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren and the fees allocated by the subsidiary for the use of these systems by Indiana Gas are reflected in operation and maintenance expenses in the accompanying financial statements. As a result of the shortened useful lives, additional fees were incurred by Indiana Gas, resulting in an increase in operation and maintenance expense of approximately $3.2 million and $14.6 million for the three and twelve months ended March 31, 2001.

In total, for the three months ended March 31, 2001, merger and integration costs totaled $3.7 million ($2.3 million after tax), compared to $13.4 million ($9.4 million after tax) for the same period in 2000.

In total, for the twelve months ended March 31, 2001, merger and integration costs totaled $18.5 million ($12.4 million after tax), compared to $13.4 million ($9.4 million after tax) for the same period in 2000.

Other Income

Equity in Earnings of Unconsolidated Affiliate
Indiana Gas has a 47 % undivided interest in the Ohio operations acquired by Vectren on October 31, 2000. Equity in earnings of unconsolidated affiliate represents Indiana Gas' portion of the Ohio operations' net income.

Other Income, Net
Other income, net decreased $1.7 million and $3.1 million for the three and twelve month periods ended March 31, 2001, compared to 2000. The decreases are due to increased additional Low Income Heating Assistance Program contributions. (See Note 10 of the Financial Statements).

Interest Expense

Interest expense increased by $5.2 million, or 104 %, and $9.7 million, 55 %, respectively, for the three and twelve months ended March 31, 2001, when compared to the prior year. The increases were due primarily to interest related to the financing of the acquisition of the Ohio operations, increased working capital requirements resulting from extremely high natural gas prices, and higher average interest rates on utility debt and short-term borrowings.

New Accounting Principle

See Note 7 of the Financial Statements regarding the adoption of SFAS 133, as amended.

                       Financial Condition

Environmental and Regulatory Matters

See Notes 9, 10, and 11 of the Financial Statements regarding matters affecting operations including manufactured gas plants
(Note 9), gas cost adjustment proceedings (Note 10), and transactions with ProLiance Energy, LLC (Note 11).

Liquidity and Capital Resources

Indiana Gas' capitalization objective is 40-55 % permanent capitalization. This objective may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the company's operation.
Indiana Gas' common equity component was 47 %, 54 % and 45 % of total capitalization, including current maturities of long-term debt, at March 31, 2001, March 31, 2000 and December 31, 2000, respectively.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the summer when revenues are lowest and gas storage facilities are being refilled. However, working capital requirements have been significantly higher during the fourth quarter of 2000 and first quarter of 2001 due to the higher natural gas costs.

Cash Flow from Operations
Cash flow from operations decreased during the three and twelve months ended March 31, 2001 compared to 2000 by $17.5 million and $95.2 million, respectively, due primarily to increased working capital requirements due to higher gas costs, offset by additional net income.

Indiana Gas expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds.

Financing Activities
Cash flow required for financing activities of $30.4 million for the three months ended March 31, 2001 includes $22.0 million of reductions in net borrowings and $7.9 million common stock dividends paid to Vectren. This is a decrease in cash required for financing activities when compared to the three months ended
March 31, 2000 of $7.2 million. The decrease is primarily due to increased payments on short-term borrowings from internally generated funds in the prior year.

Cash flow from financing activities of $321.8 million for the twelve months ended March 31, 2001 includes $350.0 million of additional net borrowings offset by $28.5 million of common stock dividends paid to Vectren. This is an increase of $297.4 million over the same period in the prior year due primarily to funding the investment in the Ohio operations and increased working capital requirements.

At March 31, 2001, Indiana Gas has approximately $155 million of short-term borrowing capacity with third parties for use in its operations, of which approximately $2 million is available. On October 31, 2000, Indiana Gas' investment in the Ohio operations of approximately $218 million was funded with a combination of short-term borrowings from Vectren Utility Holdings, Inc. and Indiana Gas' commercial paper program. These short-term borrowings will be replaced over time with permanent financing.

At March 31, 2001, Indiana Gas was not in compliance with the total indebtedness to capitalization ratio contained in its back up credit facility for its commercial paper program. The non-compliance resulted from the indebtedness incurred to purchase its ownership interest in the Ohio operations and working capital requirements associated with higher gas costs. A waiver on the Indiana Gas facility has been obtained to waive the non-compliance through and including March 31, 2001 which effectively waives the noncompliance up to June 30, 2001, the date of the next quarterly test of the financial covenants. Vectren anticipates making an equity investment in Indiana Gas to bring Indiana Gas back into compliance. No amount is outstanding under the back up facility.

Indiana Gas' credit rating on outstanding debt at March 31, 2001 was A/A2. Indiana Gas' commercial paper retains an A-1/P-1 rating.

Capital Expenditures and Other Investment Activities
Cash required for investing activities of $7.1 million for the three months ended March 31, 2001 includes $8.0 million of capital expenditures. Investing activities for the three months ended March 31, 2000 were $15.5 million.

Cash required for investing activities of $272.6 million for the twelve months ended March 31, 2001 includes $218.1 million required for the Ohio operations acquisition, and $54.5 million of capital expenditures. This is an increase of $206.3 million over the same period in the prior year due primarily to the investment in the Ohio operations.

New construction, normal system maintenance and improvements, and technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for the remainder of 2001 are estimated at $40 million.

                   Forward-Looking Information

A "safe harbor" for forwarding-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to Vectren's realization of net merger savings and ProLiance, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Vectren and its subsidiaries' actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

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

     * Availability or cost of capital, resulting from changes in Vectren Corporation and its subsidiaries, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Indiana Gas is exposed to market risks associated with interest rates. The company employs a variety of risk management policies to monitor and control these risks including the use of both derivative and non derivative financial instruments. The company does not presently utilize financial instruments for trading or speculative purposes. Indiana Gas is not currently exposed to market risks for purchases of natural gas for its retail customers due to current Indiana regulations which allow for recovery of such purchases through natural gas cost adjustment mechanisms.

Interest Rate Risk

Indiana Gas attempts to mitigate its exposure to interest rate fluctuations through management of its short-term borrowings. An internal guideline to manage short-term interest rate exposure has been established. This guideline targets a maximum of 25 % of the company's total debt portfolio to consist of adjustable rate bonds with a maturity of less than one year, short-term notes and commercial paper. However, Indiana Gas acknowledges that there may be times during the business cycle that the guideline may be exceeded. At March 31, 2001, Indiana Gas' short-term debt represented 55 % of the company's total debt portfolio, due primarily to financing Indiana Gas' ownership interest in the Ohio operations initially with short-term debt and the increased working capital requirements resulting from higher purchased gas costs and increased customer consumption. The short-term debt utilized for the Ohio operations acquisition will be replaced over time with permanent financing (see Liquidity and Capital Resources).

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on short-term borrowings, including bank notes, lines of credit, commercial paper and notes payable to an affiliated company. These instruments have interest rates indexed to short-term market interest rates. At March 31, 2001, March 31 2000 and December 31, 2000, the combined borrowings under these facilities totaled $337.7 million, $50.2 million and $352.9 million, respectively. Based upon average borrowing rates under these facilities during the three months ended March 31, 2001 and 2000, an increase of 100 basis points (1 %) in the rates would have increased interest expense by $0.9 million and $0.2 million. For the twelve months ended March 31, 2001 and 2000, an increase of 100 basis points in the rates would have increased interest expense by $1.9 million and $0.5 million, respectively.

                    INDIANA GAS COMPANY, INC.

                     PART II .  OTHER ITEMS


ITEM 1.  LEGAL PROCEEDINGS

Indiana Gas is party to various legal proceedings arising in the normal course of business. In the opinion of management, with the exception litigation matter related to ProLiance (See Note
11), there are no legal proceedings pending against Indiana Gas that are likely to have a material adverse effect on the financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

EX - 12     Computation of Ratio of Earnings
            to Fixed Charges


Reports on Form 8-K


On January 5, 2001, Indiana Gas filed a Current Report on Form 8-
K with respect to a $3.8 million disallowance of gas costs by the Indiana Utility Regulatory Commission.
   Item 5.  Other Events

On January 16, 2001, Indiana Gas filed a Current Report on Form 8-K with respect to the completion of the acquisition of the natural gas distribution assets of the Dayton Power & Light Company, a wholly owned subsidiary of DPL, Inc.
   Item 7.  Financial Statements and Exhibits
         Financial Statements
         (a) Audited financial statements of The Dayton Power & Light Company's natural gas retail distribution business for the year ended December 31, 1999 and unaudited interim financial statements of same as of September 30, 2000 and for the nine month periods ended September 30, 2000 and 1999.
         (b) Pro forma financial statements of Indiana Gas for the year ended December 31, 1999 and as of September 30, 2000 and for the nine months ended September 30, 2000.
         Exhibit
         23 - Consent of PricewaterhouseCoopers LLP

On January 26, 2001, Indiana Gas filed a Current Report on Form 8-K with respect to Vectren Corporation's release of financial information to the investment community regarding the Vectren's results of operations, financial position and cash flows for the three and twelve month periods ended December 31, 2000, and declared quarterly common dividends payable on March 1, 2001. The financial information was released to the public through this filing.
   Item 7.  Exhibits
         99.1 - Press Release - Fourth Quarter 2000 Vectren
         Earnings
         99.2 - Financial Analyst Report - Fourth Quarter 2000
         99.3 - Press Release - Declaration of Common Stock
         Dividend
         99.4 - Analyst Teleconference Script - Fourth Quarter
         2000
         99.5 - Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

On March 29, 2001, Indiana Gas filed a Current Report on Form 8-K with respect to the settlement between the Indiana Gas, the Indiana Office of the Utility Consumer Counselor, and the Citizens Action Coalition of the appeals surrounding the Indiana Utility Regulatory Commission's January 4, 2001 order that disallowed $3.8 million of gas cost recovery by Indiana Gas.
   Item 5.  Other Events
   Item 7.  Exhibits
         99.1 -  Press Release
         99.2 -  Forward Looking Statements

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INDIANA GAS COMPANY, INC.
                             -------------------------------
                                        Registrant



   May 14, 2001          /s/Jerome A. Benkert, Jr.
                         ------------------------------------
                         Jerome A. Benkert, Jr.
                         Executive Vice President and
                         Chief Financial Officer


                         /s/M. Susan Hardwick
                         ------------------------------------
                         M. Susan Hardwick
                         Vice President and Controller