Form 10-Q
period 2001-06-30
INDIANA GAS CO INC
filed 2001-08-14
CIK 50183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                    -----------------  -----------------

                          Commission file number 1-6494


                            INDIANA GAS COMPANY, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

         INDIANA                                          35-0793669
(State or other jurisdiction of                           (I.R.S Employer
incorporation or organization)                            Identification No.)


                20 N.W. Fourth Street, Evansville, Indiana 47741
              (Address of principal executive offices and Zip Code)

                                 (812) 491-4000
                               ------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock - Without par value       690.00001          August 10, 2001
-------------------------------------   ---------          ---------------
              Class                     Number of shares   Date

                                TABLE OF CONTENTS


Item                                                                  Page
Number                                                               Number
                          PART I. FINANCIAL INFORMATION
   1        Financial Statements (Unaudited)
            Indiana Gas Company, Inc.
               Condensed Balance Sheets                                3-4
               Condensed Statements of Operations                       5
               Condensed Statements of Cash Flows                       6
            Notes to Condensed Unaudited Financial Statements          7-13
   2        Management's Discussion and Analysis of Results of
            Operations and Financial Condition                        14-20

   3        Quantitative and Qualitative Disclosure About
            Market Risk                                                 20

                          PART II. OTHER INFORMATION
   1        Legal Proceedings                                           21
   6        Exhibits and Reports on Form 8-K                            21
            Signatures                                                  22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                        INDIANA GAS COMPANY, INC.
                                        CONDENSED BALANCE SHEETS
                                          (Unaudited-Thousands)

                                                     June 30,    December 31,
                                                       2001         2000
                                                    ----------   ----------
                             ASSETS
Utility Plant:
     Original cost                                  $1,070,962   $1,056,945
     Less accumulated depreciation                     450,332      434,845
                                                    ----------   ----------
        Net utility plant                              620,630      622,100
                                                    ----------   ----------
Current Assets:
     Cash and cash equivalents                             106          300
     Accounts receivable, less reserves of $1,158
      and $2,063                                        47,377       81,225
     Accounts receivable from affiliated company             -       11,774
     Accrued unbilled revenues                           8,069       69,444
     Inventories                                            92       12,004
     Prepaid gas delivery service                       31,099       34,849
     Recoverable natural gas costs                      56,523       38,096
     Prepayments and other current assets               30,414       32,012
                                                    ----------   ----------
        Total current assets                           173,680      279,704
                                                    ----------   ----------

Investment in Unconsolidated Affiliate                 222,475      220,802

Other Assets:
     Regulatory assets                                  19,491       18,578
     Other                                               6,471        2,488
                                                    ----------   ----------
        Total other assets                              25,962       21,066
                                                    ----------   ----------

TOTAL ASSETS                                        $1,042,747   $1,143,672
                                                    ==========   ==========



   The accompanying notes are an integral part of these condensed financial statements.

                           INDIANA GAS COMPANY, INC.
                           CONDENSED BALANCE SHEETS
                             (Unaudited-Thousands)

                                                        June 30,   December 31,
        SHAREHOLDER'S EQUITY AND LIABILITIES              2001         2000
        ------------------------------------           ----------   ----------
Capitalization:
     Common stock and paid-in capital                  $  242,995   $  142,995
     Retained earnings                                     79,441       90,499
                                                       ----------   ----------
        Total common shareholder's equity                 322,436      233,494
     Long-term debt, net of current maturities            274,169      281,109
                                                       ----------   ----------
          Total capitalization                            596,605      514,603
                                                       ----------   ----------
Commitments and Contingencies (Notes 7, 8, 9 and 10)

Current Liabilities:
     Notes payable                                        153,884      134,724
     Note payable to affiliated company                    81,650      218,200
     Accounts payable                                      28,470      102,268
     Accounts payable to affiliated company                25,469       18,329
     Refunds to customers and customer deposits             6,613        3,953
     Accrued taxes                                         13,999       25,054
     Accrued interest                                       5,248        6,555
     Deferred income taxes                                  3,876        4,227
     Other current liabilities                             13,644       14,504
                                                       ----------   ----------
        Total current liabilities                         332,853      527,814
                                                       ----------   ----------
Deferred Credits and Other Liabilities:
     Deferred income taxes                                 64,515       54,807
     Accrued postretirement benefits other
       than pensions                                       31,388       29,938
     Unamortized investment tax credit                      6,758        7,222
     Other                                                 10,628        9,288
                                                       ----------   ----------
       Total deferred credits and other liabilities       113,289      101,255
                                                       ----------   ----------

TOTAL SHAREHOLDER'S EQUITY AND LIABILITIES             $1,042,747   $1,143,672
                                                       ==========   ==========

    The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited-Thousands)

                                            Three Months              Six Months
                                           Ended June 30,            Ended June 30,
                                       ----------------------    ----------------------
                                          2001         2000         2001        2000
                                       ---------    ---------    ---------    ---------
OPERATING REVENUES                     $  91,105    $  86,303    $ 379,078    $ 257,921
COST OF GAS                               51,383       48,886      266,549      147,779
                                       ---------    ---------    ---------    ---------
     Total Margin                         39,722       37,417      112,529      110,142
                                       ---------    ---------    ---------    ---------

OPERATING EXPENSES:
     Operation and maintenance            27,348       22,805       53,961       48,010
     Merger and integration costs              -        1,846          301       15,294
     Restructuring costs                   5,356            -        5,356            -
     Depreciation and amortization         9,826        9,132       19,622       18,150
     Income tax                           (5,629)      (1,160)         903        5,439
     Taxes other than income taxes         3,914        3,683        9,683        8,644
                                       ---------    ---------    ---------    ---------
        Total operating expenses          40,815       36,306       89,826       95,537
                                       ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS)                   (1,093)       1,111       22,703       14,605

OTHER INCOME (EXPENSE):
     Equity in earnings (losses) of
       unconsolidated affiliate           (1,212)           -        1,673            -
     Other - net                             (32)         318         (920)         688
                                       ---------    ---------    ---------    ---------
        Total other income (expense)      (1,244)         318          753          688
                                       ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INTEREST             (2,337)       1,429       23,456       15,293

INTEREST EXPENSE                           9,226        4,926       19,892        9,959
                                       ---------    ---------    ---------    ---------

NET INCOME (LOSS)                      $ (11,563)   $  (3,497)   $   3,564    $   5,334
                                       =========    =========    =========    =========



  The accompanying notes are an integral part of these condensed financial statements

                            INDIANA GAS COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited-Thousands)

                                                                Six Months
                                                               Ended June 30,
                                                           ----------------------
                                                              2001         2000
                                                           ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES                     $56,749      $56,442
                                                           ---------    ---------
CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
    Proceeds from issuance of common stock                   100,000            -
    Retirement of long-term debt and other obligations        (6,940)           -
    Net change in short-term borrowings                     (117,390)      (5,813)
    Dividends on common stock                                (14,969)     (13,242)
                                                           ---------    ---------
      Net cash flows (required for) financing activities     (39,299)     (19,055)
                                                           ---------    ---------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
    Capital expenditures                                     (19,313)     (28,943)
    Other                                                      1,669          110
                                                           ---------    ---------
      Net cash flows (required for) investing activities     (17,644)     (28,833)
                                                           ---------    ---------

Net increase (decrease) in cash                                 (194)       8,554

Cash and cash equivalents at beginning of period                 300          353
                                                           ---------    ---------
Cash and cash equivalents at end of period                 $     106    $   8,907
                                                           =========    =========



   The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company (DP&L) for approximately $465 million as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53 percent undivided ownership interest in the assets, and Indiana Gas holds a 47 percent undivided ownership interest. VEDO is the operator of the assets, operations of which are referred to as "the Ohio operations." Indiana Gas' ownership is accounted for on the equity method in accordance with Accounting Principles Board (APB) Opinion No. 18. Its ownership interest is included in investment in unconsolidated affiliate in the Balance Sheets, and its interest in the results of operations is included in other income (expense), as equity in earnings (losses) of unconsolidated affiliate in the Condensed Statements of Operations.

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

2.       Basis of Presentation

The interim condensed financial statements included in this report have been prepared by Indiana Gas, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. Indiana Gas believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These condensed financial statements and related notes should be read in conjunction with Indiana Gas' audited annual financial statements for the year ended December 31, 2000 filed on Form 10-K. Because of the seasonal nature of Indiana Gas' operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

Certain reclassifications have been made to prior period condensed financial statements to conform with the current year classification. These reclassifications have no impact on previously reported net income.

3.       Investment in Unconsolidated Affiliate

Unaudited summarized financial information of the Ohio operations as of June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 is presented below.

In thousands          At June 30, 2001  At December 31, 2000
------------------------------------------------------------
Current assets            $ 90,855             $180,109
Non current assets        $394,167             $392,795
Current liabilities       $141,124             $344,675
Non current liabilities   $  8,070             $  6,254

                      Three Months Ended    Six Months Ended
                         June 30,            June 30, 2001
-------------------------------------------------------------
Revenues                  $ 51,341             $234,308
Total margin              $ 12,453             $ 47,972
Operating income (loss)   $ (3,372)            $  2,834
Net income (loss)         $ (2,581)            $  3,559


4.       Merger and Integration Costs

Merger and integration costs incurred for the three and six months ended June 30, 2001 were zero and $0.3 million, respectively, and for the three and six months ended June 30, 2000 totaled $1.8 million and $15.3 million, respectively. The continued merger integration activities will be completed in 2001. Merger costs are reflected in the financial statements of the operating subsidiaries in which merger savings are expected to be realized.

Since March 31, 2000, $17.1 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $11.9 million. Of this amount, $4.8 million related to employee and executive severance costs, $5.0 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. At June 30, 2001, the accrual remaining for such costs totaled $1.0 million, all related to severance costs. Of the $17.1 million expensed, the remaining $5.2 million was expensed through June 30, 2001 ($4.9 million in 2000 and $0.3 million in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, investor relations communications activities, and certain benefit costs.

The integration activities experienced by the company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, Vectren management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren, and the fees allocated by the subsidiary for the use of these systems by Indiana Gas are reflected in operation and maintenance expenses in the accompanying condensed financial statements. As a result of the shortened useful lives, additional fees were incurred by Indiana Gas resulting in additional operations and maintenance expense of approximately $2.7 million ($1.7 million after tax) and $5.5 million ($3.4 million after tax) for the three and six months ended June 30, 2001, respectively, and $3.3 million ($2.1 million after tax) for both the three and six months ended June 30, 2000.

5.       Restructuring Costs

In June 2001, the management and board of directors of Indiana Gas' parent company, Vectren, approved a plan to restructure primarily, its regulated operations. The restructuring plan will involve the elimination of administrative and supervisory positions in its utility operations and corporate office. Restructuring and related charges of $5.4 million were expensed during the second quarter. These charges were comprised of $3.4 million for severance, related benefits and other employee related costs, and $2.0 million for lease termination fees related to duplicate facilities.

The $3.4 million accrued for restructuring costs for employee separation is associated with approximately 45 employees. Employee separation benefits include severance, healthcare and outplacement services. Employees are expected to begin exiting the business beginning August 2001.

As of June 30, 2001, there have been no charges against the accrual, which is included in other current liabilities. The restructuring program will be substantially completed by December 31, 2001.

6.       Short - Term Borrowings and Capitalization

At March 31, 2001, Indiana Gas was not in compliance with the total indebtedness to capitalization ratio contained in its back up credit facility for its commercial paper program. The non-compliance resulted from the indebtedness incurred to purchase its ownership interest in the Ohio operations and working capital requirements associated with higher gas costs. A waiver on the Indiana Gas facility was obtained to waive the non-compliance through and including March 31, 2001 which effectively waived the non-compliance up to June 30, 2001, the date of the next quarterly test of the financial covenants. During the quarter ended June 30, 2001, Vectren made a $100 million equity investment in Indiana Gas upon its issuance of 207.5844 shares of common stock. In addition, Indiana Gas was granted a modification to the credit agreement by the syndicate banks raising the total indebtedness to capitalization ratio. As a result of these events, Indiana Gas is in compliance with its debt covenants at June 30, 2001. No amount is outstanding under the back up facility.

7.       Contingencies

Indiana Gas is party to various legal proceedings arising in the normal course of business. In the opinion of management, with the exception of the litigation matter related to ProLiance Energy Services, LLC (See Note 10), there are no legal proceedings pending against Indiana Gas that are likely to have a material adverse effect on its financial position or results of operations.

8.       Environmental Matters

In the past, Indiana Gas and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas, and others, may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management
(IDEM), and a Record of Decision was issued by the IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to the IDEM's Voluntary Remediation Program and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

In conjunction with data compiled by expert consultants, Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has accrued costs that it reasonably expects to incur totaling approximately $20.3 million.

The estimated accrued costs are limited to Indiana Gas' proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20 and 50 percent.

With respect to insurance coverage, as of June 30, 2001, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount approximating its $20.3 million accrual.

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

9.       Rate and Regulatory Matters

Commodity prices for natural gas purchases have increased significantly, primarily due to a colder winter, increased demand and tighter supplies. Subject to compliance with applicable state laws, Indiana Gas is allowed full recovery of such changes in purchased gas costs for its retail customers through commission-approved gas cost adjustment (GCA) mechanisms.

On October 11, 2000, Indiana Gas filed for approval of its regular quarterly GCA. In early December, the Indiana Utility Regulatory Commission (IURC) issued an interim order approving the request by Indiana Gas for a GCA factor for December 2000. On January 4, 2001, the IURC approved the January and February 2001 GCA as filed. The order also addressed the claim by the Indiana Office of Utility Consumer Counselor (OUCC) that a portion of the requested GCA be disallowed because Indiana Gas should have entered into additional commitments for the winter's gas supply in late 1999 and early 2000. In procuring gas supply for winter, Indiana Gas followed the gas procurement practices that it had employed over the last several years. In response to the claim by the OUCC, the IURC found that there should be a $3.8 million disallowance related to gas procurement for the winter season. As a result, Indiana Gas recognized a pre-tax charge of $3.8 million in December 2000. Both Indiana Gas and the OUCC appealed the ruling. The Citizens Action Coalition of Indiana, Inc. (CAC), a not for profit consumer advocate, also filed with the IURC a petition to intervene and a notice of appeal of the order.

In March 2001, Indiana Gas reached agreement with the OUCC and CAC regarding the IURC Order. As part of the agreement, among other things, Indiana Gas agreed to contribute an additional $1.2 million to the State of Indiana's Low Income Heating Assistance Program in 2001, and to credit $3.3 million of the $3.8 million disallowed amount to Indiana Gas customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order. In April 2001, the IURC issued an order approving the settlement. The contributions to Indiana's Low Income Heating Assistance Program totaling $1.2 million were made in 2001 and were charged to other-net. There was no impact to 2000 operations as a result of this contribution.

10.      Affiliate Transactions

Vectren and certain subsidiaries of Vectren have provided certain corporate general and administrative services to Indiana Gas including legal, finance, tax, risk management and employee benefits. The costs have been allocated to Indiana Gas using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had Indiana Gas secured those services on a stand alone basis. Indiana Gas received corporate allocations totaling $17.2 million and $12.9 million for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, amounts billed were $36.6 million and $15.7, respectively.

Indiana Gas also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

ProLiance Energy, LLC. (ProLiance), a 50% owned, non-regulated, energy marketing affiliate of Vectren, provides natural gas supply and related services to Indiana Gas. Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2001 and 2000 totaled $84.9 million and $70.3 million, respectively; and for the six months ended June 30, 2001 and 2000 totaled $251.1 million and $136.3 million, respectively. Amounts charged by ProLiance Energy, LLC are market based.

ProLiance began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens Gas) and others effective April 1, 1996. The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly GCA process administered by the IURC.

On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the pricing of fees paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

As a result of an appeal of the IURC's order, on September 22, 2000, the Indiana Supreme Court issued a decision affirming the IURC's decision with respect to Indian Gas' and Citizens Gas' agreements with ProLiance in all respects.

The IURC has recently commenced the processing of the further GCA proceeding regarding the three pricing issues by conducting a prehearing conference. Discovery is ongoing in this proceeding at the current time.

In August 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand (CID) from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas has provided all information requested and management believes there are no significant issues in this matter.

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract.

CIGMA, LLC (CIGMA), owned jointly and equally by a wholly owned subsidiary of Vectren and a third party, provides materials acquisition and related services that are used by Indiana Gas. Purchases of these services for the three months ended June 30, 2001 and 2000 totaled $0.8 million and $0.7 million, respectively, and for the six months ended June 30 2001 and 2000 totaled $1.5 million and $1.4 million respectively. Amounts charged by CIGMA, LLC are market based.

Amounts owed to wholly owned subsidiaries of Vectren totaled $107.1 million and $236.5 million at June 30, 2001 and December 31, 2000, respectively, and are included in payable to affiliated company in the Balance Sheets. Amounts due from wholly owned subsidiaries of Vectren $11.8 million at December 31, 2000, and are included in accounts receivable from affiliated company in the Balance Sheets.

Amounts owed to unconsolidated affiliates of Vectren totaled $22.5 million and $97.8 million at June 30, 2001 and December 31, 2000, respectively, and are included in accounts payable in the Balance Sheets.

11.      Risk Management and New Accounting Principle

Risk Management
Indiana Gas is exposed to market risks associated with interest rates and limited exposures from commodity prices. These financial exposures are monitored and managed by the company as an integral part of its overall risk management program.

Interest Rate Risk. The company is exposed to interest rate risk associated with its short-term borrowings and adjustable rate long-term debt. The company's risk management program seeks to reduce the potentially adverse effects that market volatility may have on operations.

Under normal circumstances, the company tries to limit the amount of short-term debt and adjustable rate long-term debt outstanding to a maximum of 25% of total debt. However, there are times when this targeted level of interest rate exposure may be exceeded.

Commodity Price Risk. Indiana Gas' operations have limited exposure to commodity price risk for purchases and sales of natural gas for its retail customers due to current Indiana regulations which, subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas cost adjustment mechanisms. (See Note 9 Rate and Regulatory Matters)

The company does not engage in wholesale gas marketing activities that may expose the company to market risk associated with fluctuating natural gas commodity prices. Indiana Gas uses a third party administrator, which bears these market risks.

Impact of New Accounting Principle
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its market value and that changes in the derivative's market value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 and must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. Indiana Gas adopted SFAS 133 as of January 1, 2001.

SFAS 133 requires that as of the date of initial adoption, the difference between the market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20, "Accounting Changes."

As of the date of adoption and through June 30, 2001, Indiana Gas was not engaged in any derivative or hedging activity as defined by SFAS 133, as amended; therefore, there was no impact at adoption or for the three and six months ended June 30, 2001.

12.      Impact of Recently Issued Accounting Guidance

The FASB issued two new statements of financial accounting standards in July 2001: SFAS No. 141, "Business Combinations" (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These interrelated standards change the accounting for business combinations and goodwill in two significant ways:

         SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. This change does not affect the pooling-of-interest transaction forming Vectren, Indiana Gas' parent.

         SFAS 142 changes the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of the statement. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also requires the initial impairment review of all goodwill and other intangible assets within six months of the adoption date, which is January 1, 2002 for Indiana Gas. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review are to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. Indiana Gas has no significant components of goodwill.

SFAS 142 also changes certain aspects of accounting for intangible assets; however, Indiana Gas does not have any significant intangible assets.

The adoption of SFAS 141 and SFAS 142 are not expected to materially impact operations.

Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Indiana Gas is currently evaluating the impact that SFAS 143 will have on its operations.

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

On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company (DP&L) for approximately $465 million as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53 percent undivided ownership interest in the assets, and Indiana Gas holds a 47 percent undivided ownership interest. VEDO is the operator of the assets, operations of which are referred to as "the Ohio operations." Indiana Gas' ownership is accounted for on the equity method in accordance with Accounting Principles Board (APB) Opinion No. 18. Its ownership interest is included in investment in unconsolidated affiliate in the Balance Sheets, and its interest in the results of operations is included in equity in earnings (losses) of unconsolidated affiliate in the Condensed Statements of Operations.

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

                              Results of Operations

Net Income (Loss)

For the three months ended June 30, 2001, the company incurred a net loss of $11.6 million. Before nonrecurring charges such as merger and integration and restructuring costs, the net loss was $6.6 million, compared to the net loss before merger and integration costs for the second quarter of 2000 of $0.4 million.

For the six months ended June 30, 2001, net income was $3.6 million. Before nonrecurring charges such as merger and integration and restructuring costs, net income was $10.5 million, compared to net income before merger and integration costs for the six months ended June 30, 2000 of $18.6 million.

See discussion of merger and integration costs and restructuring costs that follow.

Merger and Integration Costs

Merger and integration costs incurred for the three and six months ended June 30, 2001 were zero and $0.3 million, respectively, and for the three and six months ended June 30, 2000 totaled $1.8 million and $15.3 million, respectively. Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities, which will contribute to the merger savings, will be completed in 2001. Merger costs are reflected in the financial statements of Vectren's operating subsidiaries in which merger savings are expected to be realized.

Since March 31, 2000, $17.1 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $11.9 million. Of this amount, $4.8 million related to employee and executive severance costs, $5.0 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. At June 30, 2001, the accrual remaining for such costs totaled $1.0 million, all related to severance costs. Of the $17.1 million expensed, the remaining $5.2 million was expensed through June 30, 2001 ($4.9 million in 2000 and $0.3 in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, investor relations communications activities, and certain benefit costs.

The integration activities experienced by the company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, Vectren management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren, and the fees allocated by the subsidiary for the use of these systems by Indiana Gas are reflected in operation and maintenance expenses in the accompanying condensed financial statements. As a result of the shortened useful lives, additional fees were incurred by Indiana Gas resulting in additional operations and maintenance expense of approximately $2.7 million and $5.5 million for the three and six months ended June 30, 2001, respectively, and $3.3 million for both the three and six months ended June 30, 2000.

In total, for the three months ended June 30, 2001, merger and integration costs totaled $2.7 million ($1.7 million after tax), compared to $5.1 million ($3.1 million after tax) for the same period in 2000.

In total, for the six months ended June 30, 2001, merger and integration costs totaled $5.8 million ($3.6 million after tax), compared to $18.6 million ($13.3 million after tax) for the same period in 2000.

Restructuring Costs

In June 2001, the management and board of directors of Indiana Gas' parent company, Vectren, approved a plan to restructure primarily, its regulated operations. The restructuring plan will involve the elimination of administrative and supervisory positions in its utility operations and corporate office. Restructuring and related charges of $5.4 million ($3.3 million after tax) were expensed during the second quarter. These charges were comprised of $3.4 million for severance, related benefits and other employee related costs, and $2.0 million for lease termination fees related to duplicate facilities.

The $3.4 million accrued for restructuring costs for employee separation is associated with approximately 45 employees. Employee separation benefits include severance, healthcare and outplacement services. Employees are expected to begin exiting the business beginning August 2001.

As of June 30, 2001, there have been no charges against the accrual, which is included in other current liabilities. The restructuring program will be substantially completed by December 31, 2001.

Utility Margin (Operating Revenues Less Cost of Gas)

Gas Utility Margin
Gas Utility margin for the three months ended June 30, 2001 of $39.7 million increased $2.3 million, or 6%, compared to 2000. The increase results from customer growth offset by weather 24% warmer than the prior year and reduced consumption resulting from increased gas costs.

Total cost of gas sold was $51.4 million for the three months ended June 30, 2001 and $48.9 million in 2000. This increase of $2.5 million, or 5%, is primarily due to higher average per unit purchased gas costs, offset by less throughput. The total average cost per dekatherm of gas purchased by Indiana Gas for the three months ended June 30, 2001 was $6.37 compared to $4.41 for the same period in 2000.

Gas Utility margin for the six months ended June 30, 2001 of $112.5 million increased $2.4 million, or 2%, compared to 2000. The increase is due to a 4% increase in throughput to residential and commercial customers resulting primarily from temperatures 8% colder than the previous year and a 2% increase in the combined residential and commercial customer bases. These favorable impacts on gas margin were partially offset by unfavorable changes in unaccounted for gas and reduced per customer consumption due to much higher gas costs.

Total cost of gas sold was $266.5 million for the six months ended June 30, 2001 and $147.8 million in 2000. This increase of $118.7 million, or 80%, is primarily due to significantly higher average per unit purchased gas costs. The total average cost per dekatherm of gas purchased by Indiana Gas for the six months ended June 30, 2001 was $7.13 compared to $4.10 for the same period in 2000.

Commodity prices for natural gas purchases have increased significantly, primarily due to a colder winter, increased demand and tighter supplies. Subject to compliance with applicable state laws, Indiana Gas is allowed full recovery of such charges in purchased gas costs from its retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales should not be impacted. However, in 2001 Indiana Gas has experienced and may continue to experience higher working capital requirements, increased expenses, including unrecoverable interest costs, uncollectibles and unaccounted for gas, and some level of price sensitive reduction in volumes sold. (See Note 9 of the Condensed Financial Statements.)

Operating Expenses

Operations and Maintenance
Operations and maintenance expenses increased $4.5 million, or 20%, for the three months ended June 30, 2001 compared to the prior year primarily due to increased bad debt expense and increased general and administrative and meter reading expenses, offset by less merger-related costs. (See merger and integration costs below.)

Operations and maintenance expenses increased $6.0 million, or 13%, for the six months ended June 30, 2001 compared to the prior year due to increased merger-related fees allocated from a wholly owned subsidiary of Vectren to reflect the shortened useful lives of certain information systems in use by Indiana Gas (see merger and integration costs below), and increased bad debt expense.

Depreciation and Amortization
Depreciation and amortization increased $0.7 million and $1.5 million for the three and six months ended June 30, 2001, respectively, compared to the prior year due primarily to depreciation of additions to utility plant.

Income Tax Expense
Federal and state income taxes decreased $4.5 million for both the three and six months ended June 30, 2001, compared to prior year periods. The decreases result from less pre tax earnings in the three month period and a lower effective rate for the six month period. The effective tax rate in 2000 was significantly higher as a result of the non-deductibility of certain merger and integration costs.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $0.2 million and $1.0 million for the three and six month periods ended June 30, 2001, respectively, compared to the prior year due to higher gross receipts taxes.

Other Income (Expense)

Equity in Earnings (Losses) of Unconsolidated Affiliate
Indiana Gas has a 47% undivided interest in the Ohio operations acquired by Vectren on October 31, 2000. Equity in earnings (losses) of unconsolidated affiliate represents Indiana Gas' portion of the Ohio operations' net income
(loss).

Other - Net
Other - net decreased $0.4 million and $1.6 million for the three and six months ended June 30, 2001, compared to 2000. The decrease in the three month period results from less allowance for funds used during construction (AFUDC) in 2001 and the decrease in the six month period is attributable to less AFUDC and increased charitable contributions to Low Income Heating Assistance Programs. (See Note 9 of the Condensed Financial Statements).

Interest Expense

Interest expense increased by $4.3 million, or 88%, and $9.9 million, or 99% for the three and six months ended June 30, 2001, respectively, when compared to the prior year. The increases were due primarily to interest related to the financing of the acquisition of the Ohio operations and increased working capital requirements resulting from higher natural gas prices.

New Accounting Principle

See Note 11 of the Condensed Financial Statements regarding the adoption of SFAS 133, as amended.

                               Financial Condition

Liquidity and Capital Resources

Indiana Gas' equity capitalization objective is 40-55% of total capitalization. This objective may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the company's operation. Indiana Gas' common equity component was 54% and 45% of total capitalization, including current maturities of long-term debt, at June 30, 2001 and December 31, 2000, respectively.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the summer when revenues are lowest and gas storage facilities are being refilled. However, working capital requirements have been significantly higher throughout 2001 due to the higher natural gas costs and the company's investment in the Ohio operations initially financed with short term borrowings.

Cash Flow from Operations
Indiana Gas' primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $56.7 million and $56.4 million for the six months ended June 30, 2001 and 2000, respectively.

Cash flow from operations increased during the six months ended June 30, 2001 compared to 2000 by $0.3 million due primarily to increased net income offset by unfavorable changes in working capital.

Indiana Gas expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds.

Financing Activities
Cash flow required for financing activities of $39.3 million for the six months ended June 30, 2001 includes issuance of 207.5844 shares of common stock to Vectren, generating proceeds of $100.0 million, offset by $124.3 million of reductions in net borrowings and $15.0 million common stock dividends paid to Vectren. This is an increase in cash required for financing activities when compared to the six months ended June 30, 2000 of $19.1 million. The increase in requirements results from the use of internally generated funds to pay down short-term borrowings.

At March 31, 2001, Indiana Gas was not in compliance with the total indebtedness to capitalization ratio contained in its back up credit facility for its commercial paper program. The non-compliance resulted from the indebtedness incurred to purchase its ownership interest in the Ohio operations and working capital requirements associated with higher gas costs. A waiver on the Indiana Gas facility was obtained to waive the non-compliance through and including March 31, 2001 which effectively waived the non-compliance up to June 30, 2001, the date of the next quarterly test of the financial covenants. During the second quarter of 2001, Vectren made an equity investment in Indiana Gas (as described above). In addition, Indiana Gas was granted a modification to the credit agreement by the syndicate banks raising the total indebtedness to capitalization ratio. As a result of these events, Indiana Gas is in compliance with its debt covenants at June 30, 2001. No amount is outstanding under the back up facility.

At June 30, 2001, Indiana Gas has approximately $155 million of short-term borrowing capacity with third parties for use in its operations, of which approximately $1.1 million is available. On October 31, 2000, Indiana Gas' investment in the Ohio operations of approximately $218 million was funded with a combination of short-term borrowings from Vectren Utility Holdings, Inc. and Indiana Gas' commercial paper program. At June 30, 2001, approximately $81.7 million was outstanding. These short-term borrowings will be replaced over time with permanent financing.

Indiana Gas' credit rating on outstanding debt at June 30, 2001 was A/A2. Indiana Gas' commercial paper retains an A-1/P-1 rating.

Capital Expenditures and Other Investment Activities
Cash required for investing activities of $17.6 million for the six months ended June 30, 2001 includes $19.3 million of capital expenditures. Investing activities for the six months ended June 30, 2000 were $28.8 million. The decrease in cash requirements for investing is due to less additions to utility plant in 2001.

New construction, normal system maintenance and improvements, and technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for the remainder of 2001 are estimated at $28.4 million.

Environmental and Regulatory Matters

See Notes 8, 9, and 10 of the Condensed Financial Statements regarding matters affecting operations including manufactured gas plants (Note 8), gas cost adjustment proceedings (Note 9), and transactions with ProLiance Energy, LLC (Note 10).

Impact of Recently Issued Accounting Guidance

See Note 12 of the Condensed Financial Statements regarding recently issued accounting standards.

                           Forward-Looking Information

A "safe harbor" for forwarding-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to Vectren's realization of net merger savings and ProLiance, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Vectren and its subsidiaries' actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

     |X| Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; or availability due to demand, shortages, transmission problems or other developments; or gas pipeline system constraints.

     |X| Increased competition in the energy environment including effects of industry restructuring and unbundling.

     |X| Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments and costs made under traditional regulation, and the frequency and timing of rate increases.

     |X| Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, state public utility commissions, state entities which regulate natural gas transmission, gathering and processing, and similar entities with regulatory oversight.

     |X| Economic conditions including inflation rates and monetary fluctuations.

     |X| Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.

     |X| Availability or cost of capital, resulting from changes in Vectren Corporation and its subsidiaries, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

     |X| Employee workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

     |X| Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

     |X| Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in Management's Discussion and Analysis of Results of Operations and Financial Condition.

     |X| Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

Indiana Gas undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management
Indiana Gas is exposed to market risks associated with interest rates and limited exposures from commodity prices. These financial exposures are monitored and managed by the company as an integral part of its overall risk management program.

Commodity Price Risk. Indiana Gas' operations have limited exposure to commodity price risk for purchases and sales of natural gas for its retail customers due to current Indiana regulations which, subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas cost adjustment mechanisms. (See Note 9 Rate and Regulatory Matters)

The company does not engage in wholesale gas marketing activities that may expose the company to market risk associated with fluctuating natural gas commodity prices. Indiana Gas uses a third party administrator which bears these market risks.

Interest Rate Risk. The company is exposed to interest rate risk associated with its short-term borrowings. The company's risk management program seeks to reduce the potentially adverse effects that market volatility may have on operations.

Under normal circumstances, the company tries to limit the amount of short-term debt and adjustable rate long-term debt outstanding to a maximum of 25% of total debt. However, there are times when this targeted level of interest rate exposure may be exceeded.

At June 30, 2001, Indiana Gas' short-term debt represented 46% of the company's total debt portfolio, due primarily to financing Indiana Gas' ownership interest in the Ohio operations initially with short-term debt and the increased working capital requirements resulting from higher purchased gas costs. The short-term debt utilized for the Ohio operations acquisition is being replaced over time with permanent financing.

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on short-term borrowings, including bank notes, lines of credit, commercial paper and notes payable to an affiliated company. At June 30, 2001 and December 31, 2000, the combined borrowings under these facilities totaled $235.5 million and $352.9 million, respectively. Based upon average borrowing rates under these facilities during the three months ended June 30, 2001 and 2000, an increase of 100 basis points (1%) in the rates would have increased interest expense by $0.8 million and $0.2 million. For the six months ended June 30, 2001 and 2000, an increase of 100 basis points in the rates would have increased interest expense by $1.7 million and $0.6 million, respectively.

                            INDIANA GAS COMPANY, INC.

                              PART II . OTHER ITEMS


ITEM 1.  LEGAL PROCEEDINGS

Indiana Gas is party to various legal proceedings arising in the normal course of business. In the opinion of management, with the exception litigation matter related to ProLiance (See Note 10), there are no legal proceedings pending against Indiana Gas that are likely to have a material adverse effect on the financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

EX - 12                 Computation of Ratio of Earnings to Fixed Charges


Reports on Form 8-K


On April 2, 2001 Indiana Gas filed a Current Report on Form 8-K with respect to the creation of a common name for Vectren Corporation's (Vectren) regulated distribution businesses in the State of Indiana. Indiana Gas Company, Inc. (Indiana Gas) and Southern Indiana Gas and Electric Company (SIGECO) will begin doing business as Vectren Energy Delivery of Indiana effective April 1, 2001. Vectren's power generation and wholesale power marketing functions will transact business under the name Vectren Power Supply.

         Item 5. Other Matters
         Item 7. Exhibits
                   99.1 - Press release, dated March 30, 2001
                   99.2 - Forward Looking Statements

On April 26, 2001, Indiana Gas filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the company's results of operations, financial position and cash flows for the three and twelve month periods ended March 31, 2001. The financial information was released to the public through this filing.
         Item 5.  Other Events
         Item 7.  Exhibits
                   99.1 - Press Release - First Quarter 2001 Vectren Earnings
                   99.2 - Cautionary Statement for Purposes of the "Safe
                          Harbor" Provisions of the Private Securities
                          Litigation Reform Act of 1995

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INDIANA GAS COMPANY, INC.
                                   Registrant




        August 14, 2001             /s/Jerome A. Benkert, Jr.
                                    -------------------------
                                    Jerome A. Benkert, Jr.
                                    Executive Vice President and
                                    Chief Financial Officer


                                     /s/M. Susan Hardwick
                                     ------------------------
                                     M. Susan Hardwick
                                     Vice President and Controller