Form 10-K/A
period 2000-12-31
INDIANA GAS CO INC
filed 2001-08-29
CIK 50183

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A

                                 Amendment No. 1


                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      - -
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

               __TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      ----
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

    Commission      Registrant, State of Incorporation;      IRS Employer
    File Number     Address and Telephone Number             Identification No.
    -----------     ----------------------------             ------------------

     1-6494            Indiana Gas Company, Inc.             35-0793669
                       (An Indiana Corporation)
                        20 N. W. Fourth Street
                    Evansville, Indiana 47741-0001
                           (812) 491-4000

Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange
       Registrant               Title of each class     on which registered
----------------------------    ---------------------   ----------------------
          None                        None                      None

Securities registered pursuant to Section 12(g) of the Act:

                    None
-------------------------------------------

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

Indicate the number shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value     482.41561         March 21, 2001
-------------------------------     ---------         --------------
            Class                Number of shares          Date

                       Documents Incorporated by Reference
Information in the company's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on March 29, 2001, regarding gas cost adjustment proceedings, is incorporated by reference in this Form 10-K.


                                Table of Contents
Item                                                               Page
Number                                                            Number

  7     Management's Discussion and Analysis
         of Financial Condition and Results of Operations            3
  8     Financial Statements and Supplementary Data                  10
  14    Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                         29
        Signatures                                                   32

Item 7. Management's Discussion and Analysis of FINANCIAL CONDITION AND Results of Operations

                              Results of Operations

Net income was $11.2 million for the year ended December 31, 2000. Net income before merger and integration costs of $28.2 million ($19.5 million after tax), including $11.4 million of additional operations and maintenance expenses related to the shortened useful lives of certain information systems to be retired in 2001 (see merger and integration costs below), was $30.7 million for the year ended December 31, 2000, as compared to net income of $29.7 million and $26.8 million for 1999 and 1998, respectively.

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

Federal and state income taxes declined $9.5 million in 2000, compared to 1999 due primarily to $28.9 million lower pre-tax earnings, partially offset by a higher effective tax rate resulting from the non-deductibility of certain costs. Federal and state income taxes increased $2.7 million, or 19 percent during 1999 compared to 1998 due primarily to higher pre-tax income in 1999.

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

Of the $16.8 million of merger and integration costs incurred in 2000 by Indiana Gas, accruals were established at March 31, 2000 totaling $11.9 million. Of this amount, $4.8 million related to employee and executive severance, $5.0 million related to transaction costs and filing fees, and the remaining $2.1 million related to employee relocation that occurred coincident with the merger closing. At December 31, 2000, the accrual remaining for such costs totaled $1.3 million, all related to severance costs. Of the total $16.8 million, the remaining $4.9 million was expensed throughout the remainder of the year for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, and investor relations communications activities.

During the merger planning process, approximately 81 positions were identified for elimination. As of December 31, 2000, approximately 35 positions had been vacated, with the remaining 46 positions to be eliminated in 2001.

The integration activities experienced by the company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, Vectren management has identified certain information systems, which are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren and the fees allocated by the subsidiary for the use of these systems by Indiana Gas are reflected in operation and maintenance expenses in the accompanying financial statements. As a result of the shortened useful lives, additional fees were incurred by Indiana Gas during 2000, resulting in an increase in operation and maintenance expense of $11.4 million.

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

As part of the agreement, among other things, Indiana Gas agreed to contribute an additional $1.2 million to the State of Indiana's Low Income Heating Assistance Program in 2001 and to credit $3.3 million of the $3.8 million disallowed amount to Indiana Gas customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order. The contributions to Indiana's Low Income Heating Assistance Program totaling $1.2 million were made in 2001 and were charged to other-net in 2001. There was no impact to 2000 results of operations as a result of these contributions.

For further information on the agreement refer to Indiana Gas' Current Report on Form 8-K dated March 29, 2001.

Environmental Matters

In the past, Indiana Gas and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas and others may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and IDEM, and a Record of Decision was issued by IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to the IDEM's Voluntary Remediation Program (VRP) and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

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

The estimated accrued costs are limited to Indiana Gas' proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties, which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20 and 50 percent.

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

New construction and normal system maintenance and improvements needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for the five year period 2001 - 2005 are as follows:

In millions             2001     2002     2003     2004     2005     Total
                      ------   ------   ------   ------   ------    -------
Capital expenditures  $ 47.7   $ 46.6   $ 47.5   $ 47.7   $ 49.0    $ 238.5

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

Indiana Gas' credit rating on outstanding debt at December 31, 2000 was A/A2. Indiana Gas' commercial paper retains an A-1/P-1 rating.

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

|X| Availability or cost of capital, resulting from changes in Indiana Gas interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

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

Item 8.    Financial Statements and Supplementary Data

                            INDIANA GAS COMPANY, INC.
                                 BALANCE SHEETS
                                   (Thousands)


                                                         December 31,
                  ASSETS                              2000          1999
                  ------                              ----          ----

Utility Plant:
     Original cost                                  $1,056,945   $1,005,304
     Less - accumulated depreciation                   434,845      407,887
                                                    ----------   ----------
       Net utility plant                               622,100      597,417
                                                    ----------   ----------
Current Assets:
     Cash and cash equivalents                             300          353
     Accounts receivable, less reserves of $2,063
        and $1,739, respectively                        81,225       37,058
     Accounts receivable from affiliated company        11,774        3,021
     Accrued unbilled revenues                          69,444       36,634
     Inventories                                        12,004       13,535
         Prepaid gas delivery service                   34,849       20,937
     Recoverable natural gas costs                      38,096            -
     Prepayments and other current assets               32,012       12,354
                                                    ----------   ----------
       Total current assets                            279,704      123,892
                                                    ----------   ----------

     Investment in Unconsolidated Affiliate            220,802            -
                                                    ----------   ----------
Other Assets:
     Regulatory assets                                  18,578       14,647
     Other                                               2,488        3,914

                                                    ----------   ----------
       Total other assets                               21,066       18,561
                                                    ----------   ----------

TOTAL ASSETS                                        $1,143,672   $  739,870
                                                    ==========   ==========

    The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                                 BALANCE SHEETS
                                   (Thousands)


  SHAREHOLDER'S EQUITY AND LIABILITIES                       December 31,
  ------------------------------------                       ------------
                                                          2000          1999
                                                          ----          ----
Capitalization:
     Common stock and paid-in capital                 $  142,995   $  142,995
     Retained earnings                                    90,499      105,627
                                                      ----------   ----------
          Total common shareholder's equity              233,494      248,622
     Long-term debt, net of current maturities           281,109      211,849
                                                      ----------   ----------
       Total capitalization                              514,603      460,471
                                                      ----------   ----------

Commitments and Contingencies

Current Liabilities:
     Notes payable to affiliated company                 218,200            -
     Notes payable                                       134,724       82,172
     Interest payable to affiliated company                2,340            -
     Accounts payable                                    102,268       30,745
     Accounts payable to affiliated company               18,329        6,366
     Refunds to customers and customer deposits            3,953       22,021
     Accrued taxes                                        25,054       16,208
     Accrued interest                                      4,215        5,252
     Deferred income taxes                                 4,227            -
     Other current liabilities                            14,504       12,697
                                                      ----------   ----------
       Total current liabilities                         527,814      175,461
                                                      ----------   ----------

Deferred Credits and Other Liabilities:
     Deferred income taxes                                54,807       61,061
     Accrued postretirement benefits other
           than pensions                                  29,938       28,474
     Unamortized investment tax credit                     7,222        8,152
     Other                                                 9,288        6,251
                                                      ----------   ----------
       Total deferred credits and other liabilities      101,255      103,938
                                                      ----------   ----------

TOTAL SHAREHOLDER'S EQUITY AND LIABILITIES            $1,143,672   $  739,870
                                                      ==========   ==========

     The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                              STATEMENTS OF INCOME
                                   (Thousands)


                                                       Year Ended
                                                       December 31
                                              2000        1999        1998
                                              ----        ----        ----

OPERATING REVENUES                        $ 598,113    $ 431,361   $ 420,459
COST OF GAS                                 390,474      226,817     231,889
                                          ---------    ---------   ---------
     Total margin                           207,639      204,544     188,570
                                          ---------    ---------   ---------

OPERATING EXPENSES:
     Operation and maintenance               99,810       91,829      85,871
     Merger and integration costs            16,846            -           -
     Depreciation and amortization           36,659       34,585      32,758
     Income tax expense                       7,251       16,734      14,058
     Taxes other than income taxes           15,858       15,695      13,882
                                          ---------    ---------   ---------
       Total operating expenses             176,424      158,843     146,569
                                          ---------    ---------   ---------

OPERATING INCOME                             31,215       45,701      42,001

OTHER INCOME:
   Equity in earnings of unconsolidated
     affiliate, net of $1,465 tax             2,721            -           -

   Other - net                                 (318)       1,010         626
                                          ---------    ---------   ---------
       Total other income                     2,403        1,010         626
                                          ---------    ---------   ---------

INCOME  BEFORE INTEREST                      33,618       46,711      42,627

INTEREST EXPENSE                             22,409       16,969      15,802
                                          ---------    ---------   ---------

NET INCOME                                $  11,209    $  29,742   $  26,825
                                          =========    =========   =========


    The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   Year Ended
                                                                            December 31,
                                                                   2000         1999        1998
                                                                  -----         ----        ----
CASH FLOWS FROM (REQUIRED FOR) OPERATING ACTIVITIES:
   Net Income                                                  $  11,209    $  29,742    $  26,825
   Adjustments to reconcile net income to cash
     Provided from operating activities -
          Depreciation and amortization                           36,659       34,585       32,758
          Deferred income taxes and investment tax credits        13,682       (1,412)         262
          Undistributed earnings of unconsolidated affiliate      (2,721)           -            -
          Loss (gain) on sale or retirement of assets                  -            -       (1,219)

          Allowance for other funds used during construction        (595)        (443)        (341)

   Changes in assets and liabilities -
          Receivables - net (including unbilled revenues)        (85,730)      (4,447)      30,073
          Inventories                                              1,531        5,708       (1,193)
          Accounts payable, refunds to customers, customer
            deposits, advance payments and other current
             liabilities                                          67,224       (8,646)     (24,277)
          Accrued taxes and interest                              (5,560)       6,866       (7,610)
          Recoverable/refundable gas costs                       (38,096)      (4,139)       4,010
          Prepayments and other current assets                   (19,658)      (3,585)      (1,072)
          Prepaid gas delivery service                           (13,912)     (20,937)           -
          Accrued postretirement benefits other
             than pensions                                         1,464        2,590        2,140
          Regulatory assets                                       (2,839)      (1,308)           -
          Other - net                                               (596)       1,814        4,916
                                                               ---------    ---------    ---------
             Total adjustments                                   (49,147)       6,646       38,447
                                                               ---------    ---------    ---------
               Net cash flows from (required for) operating
                 activities                                      (37,938)      36,388       65,272
                                                               ---------    ---------    ---------

CASH FLOWS (REQUIRED FOR) FROM FINANCING ACTIVITIES:
     Retirement of long-term debt                                   (740)     (10,115)      60,000
     Proceeds from long-term debt                                 70,000       30,000      (33,036)
     Net change in short-term borrowings                         270,752       33,497      (20,325)
     Dividends on common stock                                   (26,337)     (27,000)     (27,500)
                                                               ---------    ---------    ---------
        Net cash flows (required for) from financing
           activities                                            313,675       26,382      (20,861)
                                                               ---------    ---------    ---------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES:
      Capital expenditures                                       (62,409)     (62,437)     (54,979)
      Investment in Ohio operations                             (218,081)           -            -
      Proceeds from sale of assets                                     -            -        9,204
      Other                                                        4,700            -            -
                                                               ---------    ---------    ---------
        Net cash flows required for investing activities        (275,790)     (62,347)     (45,775)
                                                               ---------    ---------    ---------

Net increase (decrease) in cash                                      (53)         333       (1,364)

Cash and cash equivalents at beginning of period                     353           20        1,384
                                                               ---------    ---------    ---------

Cash and cash equivalents at end of period                     $     300    $     353    $      20
                                                               =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                         STATEMENTS OF RETAINED EARNINGS
                                   (Thousands)

                                                December 31
                                                -----------
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

             As of December 31, 2000:
             ----------------------------------------------------------
                  Current assets                             $ 180,109
                  Noncurrent assets                            392,795
                  Current liabilities                          344,675
                  Noncurrent liabilities                         6,254

             For the two months ended December 31, 2000:
             ---------------------------------------------------------
                  Revenues                                   $ 111,356
                  Total margin                                  28,193
                  Operating income                               6,813
                  Net income                                     5,790

3. Merger and Integration Costs

Merger and integration costs incurred for the year ended December 31, 2000 totaled $16.8 million. The continued merger and integration activities will be substantially completed in 2001. Merger costs are reflected in the operating subsidiaries in which merger savings are expected to be realized.

Of the $16.8 million of merger and integration costs incurred in 2000 by Indiana Gas, accruals were established at March 31, 2000 totaling $11.9 million. Of this amount, $4.8 million related to employee and executive severance, $5.0 million related to transaction costs and filing fees, and the remaining $2.1 million related to employee relocation that occurred coincident with the merger closing. At December 31, 2000, the accrual remaining for such costs totaled $1.3 million, all related to severance costs. Of the total $16.8 million, the remaining $4.9 million was expensed throughout the remainder of the year for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, and investor relations communications activities. The merger and integration costs expensed during 2000 were all cash costs, for which cash has been expended as of December 31, 2000 with the exception of the remaining $1.3 million accrual.

During the merger planning process, approximately 81 positions were identified for elimination. As of December 31, 2000, approximately 35 positions had been vacated, with the remaining 46 positions to be eliminated in 2001.

The integration activities experienced by the company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, Vectren management has identified certain information systems which are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren and the fees allocated by the subsidiary for the use of these systems by Indiana Gas are reflected in operation and maintenance expenses in the accompanying financial statements. As a result of the shortened useful lives, additional fees were incurred by Indiana Gas during 2000, resulting in an increase in operation and maintenance expense of $11.4 million ($7.1 million after tax).

4.  Summary of Significant Accounting Policies

A.  Utility Plant and Depreciation
Except as described below, utility plant is stated at historical cost and includes allocations of payroll-related costs and administrative and general expenses, as well as an allowance for the cost of funds used during construction. Indiana Gas follows the practice of charging maintenance and repairs, including the cost of planned major maintenance projects, to expense as incurred. When property that represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to the accumulated provision for depreciation.

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

C.  Cash Flow Information
For the purposes of the Statements of Cash Flows, the company considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

  Thousands                                   2000        1999         1998
  ---------                                --------     --------     --------
  Interest (net of amount capitalized)     $ 22,903     $ 16,463     $ 15,356
  Income taxes                               23,188       21,921       25,717

D.  Revenues
To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

Excise taxes are embedded in rates charged to customers. Accordingly the company records excise tax received as a component of operating revenues. Excise taxes paid are recorded as a component of taxes other than income taxes.

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

                                                 Year Ended
                                                 December 31,
                                      -----------------------------------
 In thousands                           2000        1999            1998
                                      -------      ------         -------
AFUDC - borrowed funds                  $ 487        $362           $303
AFUDC - equity funds                      595         443            341
                                      -------      ------          -----
Total AFUDC capitalized               $ 1,082        $805           $644
                                      =======       =====          =====

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

The following regulatory assets and liabilities are reflected in the financial statements:

                                          At December 31,
                                         -----------------
 In thousands                              2000      1999
                                         -------   -------
Regulatory Assets:
Unamortized debt discount and expenses   $13,855   $11,906
Regulatory income tax asset                4,723     2,741
Other                                          -     1,092
                                         -------   -------
Regulatory assets in other assets         18,578    15,739
Recoverable natural gas costs             38,096         -
                                         -------   -------
Total regulatory assets                  $56,674   $15,739
                                         =======   =======

Regulatory Liabilities:
Refundable gas costs                           -   $10,204
                                         =======   =======

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

M.       Impairment Review of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, as facts and circumstances indicate that the carrying amount may be impaired. Specifically, the evaluation for impairment involves the comparison of an asset's carrying value and the estimated undiscounted future cash flows the asset is expected to generate over its remaining life. If this evaluation were to conclude that the carrying value of the asset is impaired, an impairment charge would be recorded as a charge to operations based on the difference between the asset's carrying amount and its fair value.

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

6.  Long-Term Debt

Notes payable outstanding and classified as long-term are as follows:


At December 31                                  2000       1999
-----------------------------------------   --------   --------
Notes Payable due:
     2003, Series F, 5.75%                  $ 15,000   $ 15,000
     2004, Series F, 6.36%                    15,000     15,000
     2007, Series E, 6.54%                     6,500      6,500
     2013, Series E, 6.69%                     5,000      5,000
     2015, Series E, 7.15%                     5,000      5,000
     2015, Insured Quarterly Notes, 7.15%     20,000          -
     2015, Series E, 6.69%                     5,000      5,000
     2015, Series E, 6.69%                    10,000     10,000
     2021, Private Placement, 9.375%          25,000     25,000
     2021, Series A, 9.125%                    7,000      7,000
     2025, Series E, 6.31%                     5,000      5,000
     2025, Series E, 6.53%                    10,000     10,000
     2027, Series E, 6.42%                     5,000      5,000
     2027, Series E, 6.68%                     3,500      3,500
     2027, Series F, 6.34%                    20,000     20,000
     2028, Series F, 6.75%                    14,109     14,849
     2028, Series F, 6.36%                    10,000     10,000
     2028, Series F, 6.55%                    20,000     20,000
     2029, Series G, 7.08%                    30,000     30,000
     2030, Insured Quarterly Notes, 7.45%     50,000          -
                                            --------   --------
Total long-term debt outstanding            $281,109   $211,849
                                            ========   ========

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

At December 31 (in thousands)                      2000         1999
------------------------------------------   ----------    ---------
Commercial paper outstanding                 $  134,724    $  82,172
Weighted average interest rates at year
    end on commercial paper                         6.6%         6.3%
Weighted average interest rates during the
    year:
        Bank loans                                  7.1%         -
        Commercial paper                            6.1%         5.5%
Weighted average total outstanding during
    the year                                 $   99,257    $  38,068

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

8.  Income Taxes

Vectren and subsidiary companies file a consolidated federal income tax return. Indiana Gas' current and deferred tax expense is computed on a separate company basis. The components of income tax expense for Indiana Gas were as follows:

Year Ended December 31 (in thousands)        2000        1999        1998
                                         --------    --------    --------
Current:
     Federal                             $ (6,288)   $ 15,600    $ 11,828
     State                                   (143)      2,546       1,968
                                         --------    --------    --------
Total current taxes                        (6,431)     18,146      13,796
                                         --------    --------    --------

Deferred:
     Federal                               13,460        (484)      1,067
     State                                  1,152           2         125
                                         --------    --------    --------
Total deferred taxes                       14,612        (482)      1,192
                                         --------    --------    --------

Amortization of investment tax credits       (930)       (930)       (930)

Income tax expense                       $  7,251    $ 16,734    $ 14,058
                                         ========    ========    ========

A reconciliation of the statutory rate to the effective income tax rate is as follows:

Year Ended December 31                        2000       1999       1998
                                            ------     ------     ------
    Statutory federal and state rate          37.9%      37.9%      37.9%
    Nondeductible merger costs                11.1        -          -
    Amortization of investment tax credit     (5.3)      (2.0)      (2.3)
    All other, net                            (2.4)       0.1       (1.2)
                                            ------     ------     ------
Effective tax rate                            41.3%      36.0%      34.4%
                                            ======     ======     ======

Significant components of Indiana Gas' net deferred tax liability as of December 31, 2000 and 1999 are as follows:

At December 31 (in thousands)                                        2000        1999
                                                                 --------    --------
Deferred tax liabilities:
     Depreciation and cost recovery timing differences           $ 72,038    $ 65,493
     Deferred fuel costs, net                                      12,127           -
     Regulatory assets recoverable through future rates             3,890       4,391
Deferred tax assets:
     LIFO inventory                                                (7,900)          -
     Regulatory liabilities to be settled through future rates    (14,639)     (8,823)
     Other                                                         (6,482)          -
                                                                 --------    --------
Net deferred tax liability                                       $ 59,034    $ 61,061
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


Net periodic benefit cost consisted
   of the following components:                   Pension Benefits                 Other Benefits
                                                  ----------------                 --------------
Year Ended December 31 (in thousands)        2000       1999       1998       2000       1999       1998
                                          -------    -------    -------    -------    -------    -------
Service cost                              $   671    $ 1,617    $ 1,133    $   639    $   738    $   608
Interest cost                               2,373      4,887      4,504      3,946      3,098      3,075
Expected return on plan assets             (3,671)    (7,310)    (6,393)         -          -          -
Amortization of prior service cost             24          -          -          -          -          -
Amortization of transitional obligation
 (asset)                                     (384)      (316)      (316)     2,444      1,955      1,955
Recognized actuarial gain                     (96)       108        (19)      (657)      (149)     1,354
                                          -------    -------    -------    -------    -------    -------
Net periodic benefit cost                 $(1,083)   $(1,014)   $(1,091)   $ 6,372    $ 5,642    $ 6,992
                                          =======    =======    =======    =======    =======    =======

A reconciliation of the plan's benefit obligations, fair value of plan assets, funded status and amounts recognized in the Balance Sheets follows:


Benefit obligation:                                Pension Benefits         Other Benefits
                                                 --------------------    --------------------
At December 31 (in thousands)                       2000        1999        2000       1999
                                                 --------    --------    --------    --------
Benefit obligation at beginning of year          $ 69,281    $ 76,708    $ 43,020    $ 47,501
Service cost - benefits earned during the year        671       1,617         639         738
Interest cost on projected benefit obligation       2,373       4,887       3,946       3,098
Transfers                                         (37,078)          -           -           -
Benefits paid                                      (2,925)     (4,715)     (4,303)     (2,944)
Actuarial (gain) loss                               3,798      (9,216)      6,334      (5,373)
                                                 --------    --------    --------    --------
Benefit obligation at end of year                $ 36,120    $ 69,281    $ 49,636    $ 43,020
                                                 ========    ========    ========    ========



Fair value of Plan Assets                           Pension Benefits         Other Benefits
                                                 ----------------------    -------------------
At December 31 (in thousands)                       2000         1999        2000       1999
                                                 ---------    ---------    --------   --------
Plan assets at fair value at beginning of year   $ 101,211    $  97,628    $      -   $      -
Actual return on plan assets                         5,653        8,179           -          -
Transfers                                          (54,885)           -           -          -
Employer contributions                                   -          119       4,303      2,944
Benefits paid                                       (2,925)      (4,715)     (4,303)    (2,944)
                                                 ---------    ---------    --------    -------
Fair value of plan assets at end of year         $  49,054    $ 101,211    $      -    $     -
                                                 =========    =========    ========    =======



Funded Status                                     Pension Benefits         Other Benefits
                                                --------------------    --------------------
At December 31 (in thousands)                      2000        1999        2000        1999
                                                --------    --------    --------    --------
Funded status                                   $ 12,934    $ 31,930    $(49,636)   $(43,020)
Unrecognized transitional  obligation (asset)       (671)       (882)     24,931      27,375
Unrecognized service cost                            255         374           -           -
Unrecognized net (gain) loss and other            (7,788)    (25,965)     (5,232)    (12,224)
                                                --------    --------    --------    --------
Net amount recognized                           $  4,730    $  5,457    $(29,937)   $(27,869)
                                                ========    ========    ========    ========

Weighted-average assumptions used in the accounting for these plans were as follows:

                                  Pension Benefits       Other Benefits
                                 ------------------    ------------------
Year Ended December 31,             2000       1999       2000       1999
                                 -------    -------    -------    -------
Discount rate                       7.75%      7.50%      7.75%      7.50%
Expected return on plan assets      8.50%      9.00%       N/A        N/A
Rate of compensation increase       5.00%      5.00%       N/A        N/A
CPI rate                             N/A        N/A       7.00%      3.50%

As of December 31, 2000, the health care cost trend is 7 percent declining to 5 percent in 2004 and remaining level thereafter. The accrued health care cost trend rate for 2001 is 7 percent. The estimated cost of these future benefits could be significantly affected by future changes in health care costs, work force demographics, interest rates or plan changes.

A 1 percent change in the assumed health care cost trend for postretirement health care plan would have the following effects:

         In thousands                          1% Increase    1% Decrease
                                              -------------   -----------
Effect on the aggregate of the service
   and interest cost components                $      34      $      (31)

Effect on the postretirement benefit
   Obligation                                        738            (648)


10.  Fair Value of Financial Instruments

The estimated fair values of the company's financial instruments were as follows:

                                 December 31, 2000     December 31, 1999
                                 -----------------     -----------------
                                 Carrying    Fair      Carrying     Fair
In thousands                      Amount     Value      Amount      Value
------------                      ------     ------     -------    -------
Notes payable                    $134,724   $134,724   $ 82,172   $ 82,172
Notes payable to affiliated
  Company                         218,200    218,200          -          -
Long-term debt (includes
  amounts due within one year)    281,109    309,401    211,849    188,976

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

12.  Environmental Matters

In the past, Indiana Gas and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas and others may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and IDEM, and a Record of Decision was issued by IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to the IDEM's Voluntary Remediation Program (VRP) and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

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

The estimated accrued costs are limited to Indiana Gas' proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties, which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20 and 50 percent.

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

14.  Affiliate Transactions

Vectren and certain subsidiaries of Vectren have provided certain corporate general and administrative services to Indiana Gas including legal, finance, tax, risk management and employee benefits. The costs have been allocated to Indiana Gas using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had Indiana Gas secured those services on a stand alone basis. Indiana Gas received corporate allocations totaling $33.3 million, $31.4 million, and $25.9 million for the years ended December 31, 2000, 1999, and 1998, respectively.

Resulting from the merger of Indiana Energy and SIGCORP into Vectren, year 2000 allocations include approximately $1.0 million of compensation expense related to the issuance of approximately 48,000 shares of restricted stock to individuals employed by Indiana Energy at the merger date.

ProLiance Energy LLC, a 50 percent owned, non-regulated, energy marketing affiliate of Vectren, provides natural gas supply and related services to Indiana Gas. Indiana Gas' purchases from ProLiance for resale and for injections into storage for the years ended December 31, 2000, 1999 and 1998, totaled $401.4 million, $240.7 million and $232.2 million, respectively. Amounts charged by ProLiance are market based.

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

CIGMA, LLC, owned jointly and equally by a wholly owned subsidiary of Vectren and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas, provides materials acquisition and related services that are used by Indiana Gas and others. Indiana Gas' purchases of these services during the years ended December 31, 2000, 1999 and 1998 totaled $17.2 million, $17.3 million and $15.9 million, respectively. Amounts charged by CIGMA, LLC are market based.

Reliant Services, LLC, owned jointly and equally by a wholly owned subsidiary of Vectren and Cinergy Corp., provides utility locating, meter reading and construction services to Indiana Gas and others. Amounts paid by Indiana Gas for purchases of these services totaled $3.7 million and $2.9 million for years ended December 31, 2000 and 1999, respectively. Purchases in 1998 were not significant. Amounts charged by Reliant Services, LLC are market based.

Amounts owed to affiliates totaled $238.8 million and $6.4 million at December 31, 2000 and1999, respectively. The increase in amounts owed to affiliates results from Indiana Gas borrowing approximately $218 million from VUHI for Indiana Gas' investment in the Ohio operations. Short-term borrowings from VUHI bear interest at 6.99 percent at December 31, 2000.

Amounts due from affiliates totaled $11.8 million and $3.0 million at December 31, 2000 and 1999, respectively.

15.      Other - Net

For the years ended December 31, 2000, 1999 and 1998, other-net consists of the following:

(In thousands)            2000       1999       1998
                       -------    -------    -------
AFUDC                  $ 1,082    $   805    $   644
Other income             1,232        375        461
Other expense           (2,632)      (170)      (479)
                       -------    -------    -------
Other-net              $  (318)   $ 1,010    $   626
                       =======    =======    =======


16.  Quarterly Financial Data (Unaudited) (1)

Summarized quarterly financial data for 2000 and 1999 are as follows:

2000
---------
In thousands                        Q1         Q2          Q3          Q4
                              --------   --------    --------    --------
Operating revenues            $171,618   $ 86,303    $ 75,417    $264,775
Operating income (loss) (2)     13,494      1,111      (1,848)     18,458
Net income (loss) (2)            8,831     (3,497)     (6,720)     11,704

1999
 ------------
In thousands                       Q1         Q2         Q3          Q4
                             --------   --------   --------    --------
Operating revenues           $161,484   $ 72,131   $ 60,499    $137,247
Operating income (loss)        27,876      4,183     (2,086)     15,728
Net income (loss)              23,998        639     (5,791)     10,896

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

/s/ Timothy M. Hewitt
Timothy M. Hewitt
President
January 24, 2001.

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



                             /s/ Arthur Andersen LLP
                               Arthur Andersen LLP
Indianapolis, Indiana,
January 24, 2001.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements
Financial statements filed as part of this Form 10-K are included under Part II,
Item 8.

(a)(2) Financial Statement Schedules:

                                                     PAGES IN FORM 10-K/A
                                                     --------------------
Report of Independent Accountants                              28
For the years ended December 31, 2000, 1999
   and 1998: Schedule
II -- Valuation and Qualifying Accounts                        30

All other schedules are omitted as the required information is inapplicable or the information is presented in the Financial Statements or related notes.


SCHEDULE II
                           Indiana Gas Company, Inc.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A                            Column B          Column C          Column D   Column E
--------                            --------     --------------------   --------    --------
                                                      Additions
                                     Balance     Charged     Charged    Deductions   Balance
                                    Beginning       to       to Other      from       End of
Description                          of Year     Expenses    Accounts  Reserves, Net   Year
-----------                          -------     --------    --------    ---------    ------
                                                          (in thousands)
VALUATION AND QUALIFYING
    ACCOUNTS:
Year 2000 - Accumulated              $ 1,739     $ 5,405     $      -     $ 5,081    $ 2,063
    Provision for uncollectible
    Accounts

Year 1999 - Accumulated
    Provision for uncollectible
    Accounts                         $ 1,749     $ 2,819     $      -     $ 2,829     $ 1,739


Year 1998 - Accumulated
    Provision for uncollectible
    Accounts                         $ 2,104     $ 3,408     $      -     $ 3,763     $ 1,749

OTHER RESERVES:

Year 2000 - Reserve for              $     -     $11,900     $      -     $10,607     $ 1,293

    Merger and integration costs

Year 2000 - Reserve for              $   500     $   500     $      -     $   200     $   800

    Injuries and damages

Year 1999 - Reserve for
    Injuries and damages             $   500     $    -     $      -       $   -      $   500


Year 1998 - Reserve for
    Injuries and damages             $    -      $   500     $      -      $   -      $   500

(a)(3) EXHIBITS
Exhibits for the company are listed in the Index to Exhibits beginning on page
33.

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

                                            INDIANA GAS COMPANY, INC.


Dated August 27, 2001
                                             /S/ Niel C. Ellerbrook
                                             ---------------------------
                                             Niel C. Ellerbrook, Chairman
                                             and Chief Executive Officer

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

EX - 3.1 Amended and Restated Articles of Incorporation. (Filed and designated in Form 10-K for the year ended December 31, 2000, File No. 1-15467, as Exhibit 3.1.)

EX - 3.2 Amended and Restated Code of By-Laws. (Filed and designated in Form 10-K for the year ended December 31, 2000, File No. 1-15467, as
          Exhibit 3.2.)

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

EX - 10.1 Vectren Corporation Retirement Savings Plan. (Filed and designated in
          Form 10-Q for the quarterly period ended September 30, 2000, File 1-15467, as Exhibit 99.1.)

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

EX - 10.5      Amendment to Indiana Energy, Inc. Executive Restricted Stock Plan
               effective December 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File 1-9091, as
               Exhibit 10-I.)

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

EX - 10.8      Amendment to Indiana Energy, Inc. Directors' Restricted Stock
               Plan, effective December 1, 1998. (Filed and designated in Form
               10-Q for the quarterly period ended December 31, 1998, File
               1-9091, as Exhibit 10-J.)

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

EX - 10.11     Amended appendices to the Gas Sales and Portfolio Administration
               Agreement between Indiana Gas Company, Inc. and ProLiance Energy,
               LLC effective November 1, 1998. (Filed and designated in Form
               10-Q for the quarterly period ended March 31, 1999, File 1-6494, as Exhibit 10-A.)

EX - 10.12     Amended appendices to the Gas Sales and Portfolio Administration
               Agreement between Indiana Gas Company, Inc. and ProLiance Energy,
               LLC effective November 1, 1999. (Filed and designated in Form
               10-K for the fiscal year ended September 30, 1999, File 1-6494, as Exhibit 10-V.)

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

EX - 12 Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

EX - 99.1      Vectren Corporation Proxy Statement Pursuant to Section 14(a) of
               the Securities Exchange Act of 1934, but not including the Compensation Committee Report and Performance Graph. (Filed and designated in Form 10-K for the year ended December 31, 2000, File 1-15467, as Exhibit 99.1.)

EX - 99.2      Indiana Gas Press Release regarding gas cost adjustment
               proceedings filed in Current Report on 8-K on March 29, 2001.
               (Filed herewith.)

EX - 99.3      Agreement and Plan of Merger dated as of June 11,1999 among
               Indiana Energy, Inc., SIGCORP, Inc. and Vectren Corporation (the
               "Merger Agreement "). (Filed and designated in Form S-4 to (No.
               333-90763) filed on November 12, 1999, File 1-15467, as Exhibit
               2.)

EX - 99.4      Amendment No.1 to the Merger Agreement dated December 14,1999
               (Filed and designated in Current Report on Form 8-K filed
               December 16, 1999, File 1-09091, as Exhibit 2.)

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