Form 10-Q/A
period 2000-12-31
INDIANA GAS CO INC
filed 2001-08-29
CIK 50183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

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

                                 (812) 491-4000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock -Without par value        482.41561           May 10, 2001
--------------------------------    ----------------       -------------------
      Class                         Number of shares           Date

                                TABLE OF CONTENTS


Item                                                                      Page
Number                                                                   Number
      1  Financial Statements (Unaudited)
         Indiana Gas Company, Inc.
           Condensed Balance Sheets                                        3-4
           Condensed Statements of Operations                               5
           Condensed Statements of Cash Flows                               6
         Notes to Condensed Unaudited Financial Statements                7-12
      2  Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                         13-19
         Signatures                                                        20

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                            INDIANA GAS COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                             (Unaudited - Thousands)

                                                                                      March 31,
                                                                         -------------------------------------      December 31,
                                                                               2001                 2000                2000
                                                                         -----------------     ---------------    -----------------
                               ASSETS

Utility Plant:
     Original cost                                                           $  1,061,789         $ 1,019,811         $  1,056,945
     Less accumulated depreciation                                                443,246             415,781              434,845
                                                                         ----------------------------------------------------------
        Net utility plant                                                         618,543             604,030              622,100
                                                                         ----------------------------------------------------------

Current Assets:
     Cash and cash equivalents                                                      3,119               5,016                  300
     Accounts receivable, less reserves of $2,302, $2,553, and $2,063              68,334              40,615               81,225
     Accounts receivable from affiliated company                                        -               2,205               11,774
     Accrued unbilled revenues                                                     30,223              20,130               69,444
     Inventories                                                                        -               5,736               12,004
     Prepaid gas delivery service                                                   4,589                 114               34,849
     Recoverable natural gas costs                                                 55,479                   -               38,096
     Prepayments and other current assets                                           7,111              13,465               32,012
                                                                         ----------------------------------------------------------
        Total current assets                                                      168,855              87,281              279,704
                                                                         ----------------------------------------------------------
Investment in Unconsolidated Affiliate                                            223,688                   -              220,802

Other Assets:
     Regulatory assets                                                             23,187              12,199               18,578
     Other                                                                          2,584               4,214                2,488
                                                                         ----------------------------------------------------------
        Total other assets                                                         25,771              16,413               21,066
                                                                         ----------------------------------------------------------
TOTAL ASSETS                                                                 $  1,036,857          $  707,724         $  1,143,672
                                                                         ==========================================================

The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                             (Unaudited - Thousands)

                                                                                 March 31,
                                                                         ------------------------      December 31,
                SHAREHOLDER'S EQUITY AND LIABILITIES                         2001          2000            2000
                                                                         ------------  -----------   --------------
Capitalization:
            Common stock and paid-in capital                                $ 142,995    $ 142,995         $142,995
            Retained earnings                                                  98,103      108,758           90,499
                                                                         ---------------------------------------------
              Total common shareholder's equity                               241,098      251,753          233,494
            Long-term debt, net of current maturities                         274,287      211,849          281,109
                                                                         ---------------------------------------------
               Total capitalization                                           515,385      463,602          514,603
                                                                         ---------------------------------------------
Commitments and Contingencies (Notes 8 and 11)

Current Liabilities:
            Notes payable to affiliated company                               184,700            -          218,200
            Notes payable                                                     153,034       50,203          134,724
            Interest payable to affiliated company                                910            -            2,340
            Accounts payable                                                   20,990       24,809          102,268
            Accounts payable to affiliated company                             17,072       14,226           18,329
            Refunds to customers and customer deposits                          6,981       23,675            3,953
            Accrued taxes                                                      14,256        7,834           25,054
            Accrued interest                                                    1,703          872            4,215
            Deferred income taxes                                               5,667            -            4,227
            Other current liabilities                                          11,923       12,943           14,504
                                                                         ---------------------------------------------
              Total current liabilities                                       417,236      134,562          527,814
                                                                         ---------------------------------------------
Deferred Credits and Other Liabilities:
            Deferred income taxes                                              51,131       55,006           54,807
            Accrued postretirement benefits other than pensions                30,848       29,080           29,938
            Unamortized investment tax credit                                  11,262        7,919            7,222
            Other                                                              10,995       17,555            9,288
                                                                         ---------------------------------------------
              Total deferred credits and other liabilities                    104,236      109,560          101,255
                                                                         ---------------------------------------------
TOTAL SHAREHOLDER'S EQUITY AND LIABILITIES                                 $1,036,857    $ 707,724      $ 1,143,672
                                                                         =============================================

              The accompanying notes are an integral part of these
                        condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited - Thousands)

                                                                       Three Months                     Twelve Months
                                                                      Ended March 31,                  Ended March 31,
                                                              -------------------------------   -------------------------------
                                                                  2001             2000              2001            2000
                                                              --------------   --------------   ---------------  --------------

         OPERATING REVENUES                                      $  287,973       $  171,618        $  714,467      $  441,495
         COST OF GAS                                                215,166           98,893           506,747         241,717
                                                              -----------------------------------------------------------------
            Total margin                                             72,807           72,725           207,720         199,778
                                                              -----------------------------------------------------------------
         OPERATING EXPENSES:
            Operation and maintenance                                26,410           25,205           101,177          94,899
            Merger and integration costs                                503           13,448             3,737          13,448
            Depreciation and amortization                             9,796            9,018            37,438          35,162
            Income tax expense                                        6,533            6,599             7,185           8,979
            Taxes other than income taxes                             5,769            4,961            16,666          15,971
                                                              -----------------------------------------------------------------
              Total operating expenses                               49,011           59,231           166,203         168,459
                                                              -----------------------------------------------------------------
         OPERATING INCOME                                            23,796           13,494            41,517          31,319

         OTHER INCOME:
            Equity in earnings of unconsolidated affiliate            2,886                -             5,607              -
            Other - net                                              (1,291)             370            (2,034)          1,093
                                                              -----------------------------------------------------------------
              Total other income                                      1,595              370             3,573           1,093
                                                              -----------------------------------------------------------------
         INCOME BEFORE INTEREST                                      25,391           13,864            45,090          32,412

         INTEREST EXPENSE                                            10,264            5,033            27,585          17,837
                                                              -----------------------------------------------------------------

         NET INCOME                                               $  15,127        $   8,831         $  17,505       $  14,575
                                                              =================================================================


              The accompanying notes are an integral part of these
                         condensed financial statements

                            INDIANA GAS COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited - Thousands)

                                                                          Three Months                    Twelve Months
                                                                         Ended March 31,                 Ended March 31,
                                                                   ----------------------------    ---------------------------
                                                                       2001           2000             2001            2000
                                                                   -------------  -------------    --------------  -----------
CASH FLOWS FROM (REQUIRED FOR) OPERATING ACTIVITIES
    Net income                                                       $ 15,127       $  8,831          $ 17,505       $ 14,575
    Adjustments to reconcile net income to cash provided
        from operating activities -
      Depreciation and amortization                                     9,796          9,018            37,438         35,162
      Deferred income taxes and investment tax credits                 (2,532)        (4,074)            10,897        (5,386)
      Allowance for funds used during construction                        (71)          (128)             (538)          (463)
      Undistributed earnings of unconsolidated affiliate               (2,886)             -            (5,607)             -
    Changes in assets and liabilities -
      Receivables - net                                                63,886         10,742           (35,607)         6,231
      Inventories                                                      12,004          6,706             5,736          1,178
      Prepaid gas delivery service                                     30,260         20,823            (4,475)          (114)
      Recoverable fuel and natural gas costs                          (17,383)             -           (55,479)             -
      Prepayments and other current assets                             24,901          3,003             6,354         (4,063)
      Regulatory assets                                                (4,609)         2,448           (10,988)         1,998
      Accounts payable, refunds to customers, customer
        deposits, other current liabilities                           (81,178)         17,272          (17,777)         6,330
      Accrued taxes and interest                                      (11,314)        (14,968)           1,491        (11,964)
      Accrued post-retirement benefits other than pensions                910             606            1,768          2,481
      Other - net                                                       3,398          (2,444)          (1,831)        (1,892)
                                                                   -----------------------------------------------------------
      Total adjustments                                                25,182          49,004          (68,618)        29,498
                                                                   -----------------------------------------------------------
        Net cash flows from (required for) operating activities        40,309          57,835          (51,113)        44,073
                                                                   -----------------------------------------------------------

CASH FLOWS (REQUIRED FOR) FROM FINANCING ACTIVITIES
      Proceeds from long-term debt                                          -              -            70,000         30,000
      Retirement of long-term debt and other obligations               (6,822)             -            (7,562)       (10,090)
      Net change in short-term borrowings                             (15,190)       (31,969)          287,531         30,224
      Dividends on common stock                                        (7,870)        (5,700)          (28,506)       (25,700)
      Other                                                              (544)             -               346              -
                                                                    ----------------------------------------------------------
        Net cash flows (required for) from financing activities       (30,426)       (37,669)           321,809        24,434
                                                                    ----------------------------------------------------------

CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
      Capital expenditures                                             (7,955)       (15,852)           (54,512)      (65,595)
      Investment in unconsolidated affiliate                                -              -                  -      (218,081)
      Other                                                               891            349                  -          (699)
                                                                    ----------------------------------------------------------
        Net cash flows (required for) investing activities             (7,064)       (15,503)          (272,593)      (66,294)
                                                                    ----------------------------------------------------------
Net increase (decrease) in cash                                         2,819          4,663             (1,897)        2,213

Cash and cash equivalents at beginning of period                          300            353              5,016         2,803
                                                                    ----------------------------------------------------------

Cash and cash equivalents at end of period                           $  3,119       $  5,016           $  3,119      $  5,016
                                                                     =========================================================

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

In thousands               At March 31, 2001           At December 31, 2000
--------------------------------------------------------------------------------
Current assets                         $ 148,561                       $180,109
Non current assets                     $ 391,003                       $392,795
Current liabilities                    $ 312,837                       $344,675
Non current liabilities                $     969                       $  6,254

                           Three Months Ended           Twelve Months Ended
In thousands                 March 31, 2001               March 31, 2001
--------------------------------------------------------------------------------
Revenues                               $ 182,967                       $294,323
Margin                                 $  35,519                       $ 63,711
Operating income                       $   7,927                       $ 14,742
Net income                             $   6,140                       $ 11,930

4.       Merger and Integration Costs

Merger and integration costs incurred for the three and twelve months ended March 31, 2001 were $0.5 million and $3.7 million, respectively. Merger costs are reflected in the financial statements of the subsidiaries in which merger savings are expected to be realized. The continued merger integration activities will be completed in 2001.

Since March 31, 2000, $17.3 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $11.9 million. Of this amount, $4.8 million related to employee and executive severance, $5.0 million related to transaction costs and filing fees incurred prior to the closing of the merger, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. At March 31, 2001, the accrual remaining for such costs totaled $1.0 million, all related to severance costs. Of the $17.3 million expensed, the remaining $5.4 million was expensed through March 31, 2001 ($4.9 million in 2000 and $0.5 million in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, and investor relations communications activities.

The integration activities experienced by the company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, Vectren management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren, and the fees allocated by the subsidiary for the use of these systems by Indiana Gas are reflected in operation and maintenance expenses in the accompanying condensed financial statements. As a result of the shortened useful lives, additional fees were incurred by Indiana Gas resulting in additional operations and maintenance expense of approximately $3.2 million ($2.0 million after tax) and $14.6 million ($9.1 million after tax) for the three and twelve months ended March 31, 2001.

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

Environmental matters related to manufactured gas plants have had no material impact on earnings since costs recorded to date approximate PRP and insurance settlement recoveries. While Indiana Gas has recorded all costs, which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

10.      Rate and Regulatory Matters

Commodity prices for natural gas purchases have increased significantly, primarily due to a colder winter, increased demand and tighter supplies. Indiana Gas is allowed full recovery of such changes in purchased gas costs for its retail customers through commission-approved gas cost adjustment mechanisms.

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

11.      Affiliate Transactions

Vectren and certain subsidiaries of Vectren have provided certain corporate general and administrative services to Indiana Gas including legal, finance, tax, risk management and employee benefits. The costs have been allocated to Indiana Gas using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had Indiana Gas secured those services on a stand alone basis. Indiana Gas received corporate allocations totaling $19.4 million and $8.4 million for the three months ended March 31, 2001 and 2000, respectively. For the twelve months ended March 31, 2001 and 2000, amounts billed were $44.3 million and $32.6, respectively.

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

Indiana Gas has a 47 % undivided interest in the Ohio operations acquired by Vectren on October 31, 2000. The Ohio operations provide natural gas distribution and transmission services to Dayton, Ohio and 16 counties in west central Ohio. Indiana Gas' ownership is accounted for on the equity method in accordance with Accounting Principles Board Opinion No. 18. Its ownership interest is included in investment in unconsolidated affiliate in the Balance Sheets, and its interest in the results of operations is included in other-net as equity in earnings of unconsolidated affiliate in the Statements of Income.

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

Commodity prices for natural gas purchases have increased significantly, primarily due to a colder winter, increased demand and tighter supplies. Indiana Gas is allowed full recovery of such charges in purchased gas costs from its retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales should not be impacted. However, in 2001 Indiana Gas has experienced and may continue to experience higher working capital requirements, increased expenses, including unrecoverable interest costs, uncollectibles and unaccounted for gas, and some level of price sensitive reduction in volumes sold. (See Note 10 of the Condensed Financial Statements.)

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

Depreciation and Amortization
Depreciation and amortization increased $0.8 million and $2.3 million for the three and twelve months ended March 31, 2001, respectively, compared to the prior year due primarily to depreciation of additions to utility plant.

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

Taxes Other Than Income Taxes
Taxes other than income taxes increased $0.8 million and $0.7 million for the three and twelve month periods ended March 31, 2001, respectively, compared to the prior year. The increases result from increases in gross receipts and property taxes.

Merger and Integration Costs

Merger and integration costs incurred for the three and twelve months ended March 31, 2001 were $0.5 million and $3.7 million, respectively and $13.4 million for both the three and twelve months ended March 31, 2000. Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities, which will contribute to the merger savings, will be completed in 2001. Merger costs are reflected in the financial statements of Vectren's operating subsidiaries in which merger savings are expected to be realized.

Since March 31, 2000, $17.3 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $11.9 million. Of this amount, $4.8 million related to employee and executive severance costs, $5.0 related to transaction costs and regulatory filing fees incurred prior to the closing of the merger, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. At March 31, 2001, the accrual remaining for such costs totaled $1.0 million, all related to severance costs. Of the $17.3 million expensed, the remaining $5.4 million was expensed through March 31, 2001 ($4.9. million in 2000 and $0.5 in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, investor relations communications activities, and certain benefit costs.

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

Other-net
Other-net decreased $1.7 million and $3.1 million for the three and twelve month periods ended March 31, 2001, compared to 2000. The decreases are due to increased additional Low Income Heating Assistance Program contributions. (See
Note 10 of the Financial Statements).

Interest Expense

Interest expense increased by $5.2 million, or 104 %, and $9.7 million, 55%, for the three and twelve months ended March 31, 2001, respectively, when compared to the prior year. The increases were due primarily to interest related to the financing of the acquisition of the Ohio operations, increased working capital requirements resulting from extremely high natural gas prices, and higher average interest rates on utility debt and short-term borrowings.

New Accounting Principle

See Note 7 of the Condensed Financial Statements regarding the adoption of SFAS 133, as amended.

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

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the summer when revenues are lowest and gas storage facilities are being refilled. However, working capital requirements have been significantly higher during the fourth quarter of 2000 and first quarter of 2001 due to the higher natural gas costs and the company's investment in the Ohio operations initially financed with short term borrowings.

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


                            INDIANA GAS COMPANY, INC.
                                   Registrant




        August 27, 2001                         /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer


                                                /s/M. Susan Hardwick
                                                M. Susan Hardwick
                                                Vice President and Controller