Form 10-Q
period 2001-09-30
INDIANA GAS CO INC
filed 2001-11-14
CIK 50183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                    -----------------  -----------------

                          Commission file number 1-6494


                            INDIANA GAS COMPANY, INC.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

         INDIANA                                       35-0793669
(State or other jurisdiction of                     (I.R.S Employer
incorporation or organization)                     Identification No.)


                20 N.W. Fourth Street, Evansville, Indiana 47741
              ----------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (812) 491-4000
                         -----------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock - Without par value     690.00001         November 10, 2001
---------------------------------  ----------------  -----------------------
            Class                  Number of shares           Date

                                TABLE OF CONTENTS


Item                                                                   Page
Number                                                                Number
                          PART I. FINANCIAL INFORMATION
   1  Financial Statements (Unaudited)
      Indiana Gas Company, Inc.
        Condensed Balance Sheets                                        3-4
        Condensed Statements of Operations                               5
        Condensed Statements of Cash Flows                               6
        Notes to Condensed Unaudited Financial Statements               7-14
   2  Management's Discussion and Analysis of Results of Operations
      and Financial Condition                                          15-21
   3  Quantitative and Qualitative Disclosure About Market Risk          22

                           PART II. OTHER INFORMATION
   1  Legal Proceedings                                                  23
   6  Exhibits and Reports on Form 8-K                                   23
      Signatures                                                         24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                            INDIANA GAS COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                              (Unaudited-Thousands)

                                                  September 30,  December 31,
                                                      2001          2000
                                                  -------------  ------------
                        ASSETS

Utility Plant:
     Original cost                                  $1,076,497   $1,056,945
     Less accumulated depreciation                     448,860      434,845
                                                    ----------   ----------
        Net utility plant                              627,637      622,100
                                                    ----------   ----------

Current Assets:
     Cash and cash equivalents                              20          300
     Accounts receivable, less reserves of $2,469
       and $2,063                                       26,895       81,225
     Accounts receivable from affiliated company             -       11,774
     Accrued unbilled revenues                           9,307       69,444
     Inventories                                         8,928       12,004
     Prepaid gas delivery service                       47,304       34,849
     Recoverable natural gas costs                      52,400       38,096
     Prepayments and other current assets               31,039       32,012
                                                    ----------   ----------
        Total current assets                           175,893      279,704
                                                    ----------   ----------

Investment in Unconsolidated Affiliate                 220,040      220,802

Other Assets:
     Regulatory assets                                  19,144       18,578
     Other                                               3,538        2,488
                                                    ----------   ----------
        Total other assets                              22,682       21,066
                                                    ----------   ----------

TOTAL ASSETS                                        $1,046,252   $1,143,672
                                                    ==========   ==========


          The accompanying notes are an integral part of these condensed financial statements.

                               INDIANA GAS COMPANY, INC.
                                CONDENSED BALANCE SHEETS
                                 (Unaudited-Thousands)

                                                   September 30,  December 31,
     SHAREHOLDER'S EQUITY AND LIABILITIES                2001         2000
     ------------------------------------            -----------   ----------
Capitalization:
    Common stock and paid-in capital                  $  242,995   $  142,995
    Retained earnings                                     61,417       90,499
                                                      ----------   ----------
       Total common shareholder's equity                 304,412      233,494
    Long-term debt                                       273,787      281,109
                                                      ----------   ----------
         Total capitalization                            578,199      514,603
                                                      ----------   ----------

Commitments and Contingencies (Notes 7 through 10)

Current Liabilities:
    Notes payable                                         81,634      134,724
    Note payable to affiliated company                   181,742      218,200
    Accounts payable                                      32,979      102,268
    Accounts payable to affiliated company                30,984       18,329
    Refunds to customers and customer deposits             6,604        3,953
    Accrued taxes                                         12,711       25,054
    Accrued interest                                       1,501        6,555
    Deferred income taxes                                    271        4,227
    Other current liabilities                              5,124       14,504
                                                      ----------   ----------
       Total current liabilities                         353,550      527,814
                                                      ----------   ----------

Deferred Credits and Other Liabilities:
    Deferred income taxes                                 65,961       54,807
    Accrued postretirement benefits other than
     pensions                                             31,388       29,938
    Unamortized investment tax credit                      6,526        7,222
    Other                                                 10,628        9,288
                                                      ----------   ----------
       Total deferred credits and other liabilities      114,503      101,255
                                                      ----------   ----------

TOTAL SHAREHOLDER'S EQUITY AND LIABILITIES            $1,046,252   $1,143,672
                                                      ==========   ==========



          The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited-Thousands)

                                              Three Months              Nine Months
                                           Ended September 30,       Ended September 30,
                                         -----------------------   -----------------------
                                             2001         2000         2001        2000
                                         ----------   ----------   ----------   ----------
OPERATING REVENUES                        $  58,122    $  75,417    $ 437,200    $ 333,338
COST OF GAS                                  27,375       45,070      293,924      192,849
                                          ---------    ---------    ---------    ---------
     Total margin                            30,747       30,347      143,276      140,489
                                          ---------    ---------    ---------    ---------

OPERATING EXPENSES:
     Operation and maintenance               22,390       24,898       76,351       72,908
     Merger and integration costs               275          432          576       15,726
     Restructuring costs                        553            -        5,909            -
     Depreciation and amortization            9,670        9,179       29,292       27,329
     Income tax                              (4,120)      (4,750)      (3,217)         689
     Taxes other than income taxes            2,938        2,436       12,621       11,080
                                          ---------    ---------    ---------    ---------
        Total operating expenses             31,706       32,195      121,532      127,732
                                          ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS)                        (959)      (1,848)      21,744       12,757

OTHER INCOME (EXPENSE):
     Equity in losses of unconsolidated
       affiliate                             (2,435)           -         (762)           -
     Other - net                                435          604         (485)       1,320
                                          ---------    ---------    ---------    ---------
        Total other income (expense)         (2,000)         604       (1,247)       1,320
                                          ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INTEREST                (2,959)      (1,244)      20,497       14,077

INTEREST EXPENSE                              7,387        5,476       27,279       15,463
                                          ---------    ---------    ---------    ---------

NET LOSS                                  $ (10,346)   $  (6,720)   $  (6,782)   $  (1,386)
                                          =========    =========    =========    =========




          The accompanying notes are an integral part of these condensed financial statements


                            INDIANA GAS COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited-Thousands)


                                                                 Nine Months
                                                              Ended September 30,
                                                            -----------------------
                                                                2001         2000
                                                            ----------   ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                     $  55,136    $   3,967
                                                             ---------    ---------
CASH FLOWS FROM (REQUIRED FOR) FINANCING ACTIVITIES
      Proceeds from issuance of common stock                   100,000            -
      Retirement of long-term debt and other obligations        (7,322)        (575)
      Net change in short-term borrowings                      (89,548)      60,612
      Dividends on common stock                                (22,647)     (19,643)
                                                             ---------    ---------
        Net cash flows from (required for) financing
         activities                                            (19,517)      40,394
                                                             ---------    ---------

CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
      Capital expenditures                                     (35,899)     (43,628)
      Other                                                          -        3,838
                                                             ---------    ---------
        Net cash flows (required for) investing activities     (35,899)     (39,790)
                                                             ---------    ---------

Net increase (decrease) in cash                                   (280)       4,571

Cash and cash equivalents at beginning of period                   300          353
                                                             ---------    ---------

Cash and cash equivalents at end of period                   $      20    $   4,924
                                                             =========    =========

          The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Organization and Nature of Operations

Indiana Gas Company, Inc. (Indiana Gas or the Company) operates as a separate wholly owned subsidiary of Vectren Corporation (Vectren) and provides natural gas distribution and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties.

Vectren is an Indiana corporation that was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP), Indiana Gas' former parent company. On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests. The merger did not affect Indiana Gas' debt securities.

On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company (DP&L) for approximately $465.0 million as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53 percent undivided ownership interest in the assets, and Indiana Gas holds a 47 percent undivided ownership interest. VEDO is the operator of the assets, operations of which are referred to as "the Ohio operations." Indiana Gas' ownership is accounted for on the equity method in accordance with Accounting Principles Board (APB) Opinion No. 18. Its ownership interest is included in investment in unconsolidated affiliate in the Condensed Balance Sheets, and its interest in the results of operations is included in other income (expense), as equity in losses of unconsolidated affiliate in the Condensed Statements of Operations.

Vectren Utility Holdings, Inc. (VUHI) is the intermediate holding company for Vectren's operating public utilities, including Indiana Gas. VUHI established a $435.0 million commercial paper program to fund the majority of the acquisition. Indiana Gas' investment in the acquisition of approximately $218.0 million was funded with a combination of short-term borrowings from VUHI and Indiana Gas' commercial paper program.

2.       Basis of Presentation

The interim condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These condensed financial statements and related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 2000 filed on Form 10-K/A. Because of the seasonal nature of the Company's operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.       Investment in Unconsolidated Affiliate

Unaudited summarized financial information of the Ohio operations as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 is presented below.

In thousands                  At September 30, 2001     At December 31, 2000
-----------------------------------------------------------------------------
Current assets                     $ 91,570                  $180,109
Non current assets                 $385,052                  $392,795
Current liabilities                $ 15,020                  $ 89,777
Non current liabilities            $  8,425                  $  6,254

                               Three Months Ended       Nine Months Ended
                               September 30, 2001       September 30, 2001
-----------------------------------------------------------------------------
Operating revenues                 $ 28,423                   $262,731
Total margin                       $ 10,577                   $ 58,549
Operating loss                     $ (3,590)                  $   (756)
Net loss                           $ (5,180)                  $ (1,621)



4.       Merger and Integration Costs

Merger and integration costs incurred for the three and nine months ended September 30, 2001 were $0.3 million and $0.6 million, respectively, and for the three and nine months ended September 30, 2000 totaled $0.4 million and $15.7 million, respectively. The continued merger integration activities will be completed in 2001. Merger costs are reflected in the financial statements of the operating subsidiaries in which merger savings are expected to be realized.

Since March 31, 2000, $17.4 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $11.9 million. Of this amount, $4.8 million related to employee and executive severance costs, $5.0 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. At September 30, 2001, the accrual remaining for such costs totaled $1.0 million, all related to severance costs. Of the $17.4 million expensed, the remaining $5.5 million was expensed through September 30, 2001 ($4.9 million in 2000 and $0.6 million in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, investor relations communications activities, and certain benefit costs.

The integration activities experienced by the Company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, Vectren management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren, and the fees allocated by the subsidiary for the use of these systems by the Company are reflected in operation and maintenance expenses in the accompanying condensed financial statements. As a result of the shortened useful lives, additional fees were incurred by the Company resulting in additional operations and maintenance expense of approximately $2.7 million ($1.7 million after tax) and $8.2 million ($5.1 million after tax) for the three and nine months ended September 30, 2001, respectively, and $3.3 million ($2.0 million after tax) and $6.7 million ($4.1 million after tax) for the three and nine months ended September 30, 2000, respectively.

5.       Restructuring Costs

In June 2001, the management and board of directors of Vectren approved a plan to restructure, primarily, its regulated operations. The restructuring plan involves the elimination of administrative and supervisory positions in its utility operations and corporate office. Charges of $5.4 million were expensed in June 2001 as a direct result of the restructuring plan. Additional charges incurred during the third quarter relating primarily to consulting fees and employee relocation totaled $0.6 million. In total, the Company has incurred charges of $5.9 million. These charges were comprised of $2.7 million for severance, related benefits and other employee related costs, $2.0 million for lease termination fees related to duplicate facilities and $1.2 million for consulting fees incurred as of September 30, 2001.

Components of restructuring expenses incurred through September 30, 2001 are as follows:

                                       Accrual for
                                      Expected Cash     Cash
In millions                             Payments      Payments   Total Expense
                                      -------------   --------   -------------
Severance and related costs              $ 0.3          $2.4          $2.7
Lease termination fees                     2.0             -           2.0
Consulting fees                              -           1.2           1.2
                                      -------------   --------   -------------
              Total                      $ 2.3          $3.6          $5.9
                                      =============   ========   =============

The $2.7 million expensed for employee severance and related costs is associated with approximately 45 employees. Employee separation benefits include severance, healthcare and outplacement services. As of September 30, 2001, approximately 30 employees have exited the business. The accrual for severance and related costs, lease termination costs and consulting fees, when first established, totaled $2.7 million, $2.0 million and $0.7 million, respectively. With the exception of cash payments, there have been no modifications to the accrual since it was established. The restructuring program will be completed during 2001.

6.       Capitalization

During the quarter ended June 30, 2001, Vectren made a $100.0 million equity investment in the Company upon its issuance of 207.5844 shares of common stock to assist the Company with maintaining compliance with financial debt covenants.

7.       Commitments and Contingencies

Guarantees of Parent Company Debt
Vectren's three operating utility companies, the Company, VEDO and Southern Indiana Gas and Electric Company are guarantors of VUHI's $350.0 million commercial paper program, of which $343.8 million is outstanding at September 30, 2001 and VUHI's $350.0 million unsecured senior notes, of which zero is outstanding at September 30, 2001. In October 2001, $100.0 million of the unsecured senior notes were issued. The proceeds of which were used to pay down outstanding commercial paper. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies. These guarantees are full and unconditional and joint and several.

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 10 regarding ProLiance Energy, LLC.

8.       Environmental Matters

In the past, the Company and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, the Company and others may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

The Company has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. The Company has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between the Company and the Indiana Department of Environmental Management
(IDEM), and a Record of Decision was issued by the IDEM in January 2000. Although the Company has not begun an RI/FS at additional sites, the Company has submitted several of the sites to the IDEM's Voluntary Remediation Program and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

In conjunction with data compiled by expert consultants, the Company has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, the Company has accrued costs that it reasonably expects to incur totaling approximately $20.3 million.

The estimated accrued costs are limited to the Company's proportionate share of the remediation efforts. The Company has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit the Company's share of response costs at these 19 sites to between 20 and 50 percent.

With respect to insurance coverage, as of September 30, 2001, the Company has received and recorded settlements from all known insurance carriers in an aggregate amount approximating its $20.3 million accrual.

Environmental matters related to manufactured gas plants have had no material impact on earnings since costs recorded to date approximate PRP and insurance settlement recoveries. While the Company has recorded all costs, which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities, which are not presently foreseen.

9.       Rate and Regulatory Matters

Commodity prices for natural gas purchases were significantly higher during the 2000 - 2001 heating season, primarily due to colder temperatures, increased demand and tighter supplies. Subject to compliance with applicable state laws, the Company is allowed full recovery of such changes in purchased gas costs for its retail customers through commission-approved gas cost adjustment (GCA) mechanisms.

In March 2001, the Company reached agreement with the Indiana Office of Utility Consumer Counselor (OUCC) and the Citizens Action Coalition of Indiana, Inc.
(CAC) regarding the IURC Order that disallowed $3.8 million of the Company's gas procurement costs for the 2000 - 2001 heating season, which was recognized in 2000. As part of the agreement, among other things, the Company agreed to contribute an additional $1.2 million to the State of Indiana's Low Income Heating Assistance Program in 2001, and to credit $3.3 million of the $3.8 million disallowed amount to the Company customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order. In April 2001, the IURC issued an order approving the settlement. The contributions to Indiana's Low Income Heating Assistance Program totaling $1.2 million were made in 2001 and were charged to other - net. There was no impact to 2000 operations as a result of this contribution.

10.      Affiliate Transactions

Vectren and certain subsidiaries of Vectren have provided corporate, general and administrative services to the Company including legal, finance, tax, risk management and human resources. The costs have been allocated to the Company using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had the Company secured those services on a stand-alone basis. For the three months ended September 30, 2001 and 2000, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $14.3 million and $13.1 million, respectively. For the nine months ended September 30, 2001 and 2000, amounts billed were $50.8 million and $34.3 million, respectively.

The Company also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

ProLiance Energy, LLC. (ProLiance), a non-regulated, energy marketing affiliate of Vectren, provides natural gas supply and related services to the Company. Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2001 and 2000 totaled $53.9 million and $81.2 million, respectively; and for the nine months ended September 30, 2001 and 2000 totaled $305.1 million and $217.5 million, respectively. Amounts charged by ProLiance are market based.

ProLiance began providing natural gas and related services to the Company, Citizens Gas and Coke Utility (Citizens Gas) and others effective April 1, 1996. The sale of gas and provision of other services to the Company by ProLiance is subject to regulatory review through the quarterly GCA process administered by the IURC.

On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and the Company and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the pricing of fees paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving the Company and Citizens Gas.

As a result of an appeal of the IURC's order, on September 22, 2000, the Indiana Supreme Court issued a decision affirming the IURC's decision with respect to the Company's and Citizens Gas' agreements with ProLiance in all respects.

The IURC has recently commenced the processing of the further GCA proceeding regarding the issues. The IURC has indicated that it will also consider the prospective relationship of ProLiance with the utilities in this proceeding. Discovery is ongoing in this proceeding and an evidentiary hearing is scheduled for 2002.

In August 1998, the Company, Citizens Gas and ProLiance each received a Civil Investigative Demand (CID) from the United States Department of Justice requesting information relating to the Company's and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. In September 2001, the Antitrust Division of the Department of Justice informed the Company that it closed the investigation without further action.

The Company continues to record gas costs in accordance with the terms of the ProLiance contract.

CIGMA, LLC (CIGMA), owned jointly and equally by a wholly owned subsidiary of Vectren and a third party, provides materials acquisition and related services that are used by the Company. Purchases of these services for both the three months ended September 30, 2001 and 2000 totaled $0.7 million and for both the nine months ended September 30, 2001 and 2000 totaled $2.2 million. Amounts charged by CIGMA, LLC are market based.

Amounts owed to wholly owned subsidiaries of Vectren including notes payable to an affiliated company as of September 30, 2001 and December 31, 2000 totaled $212.7 million and $236.5 million, respectively. Amounts due from wholly owned subsidiaries of Vectren as of December 31, 2000 totaled $11.8 million.

Amounts owed to unconsolidated affiliates of Vectren totaled $15.5 million and $97.8 million at September 30, 2001 and December 31, 2000, respectively, and are included in accounts payable in the Condensed Balance Sheets.

11.      Risk Management and New Accounting Principle

Risk Management
The Company is exposed to market risks associated with interest rates and limited exposures from commodity prices. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program.

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

Commodity Price Risk. The Company's operations have limited exposure to commodity price risk for purchases and sales of natural gas for its retail customers due to current Indiana regulations which, subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas cost adjustment mechanisms. (See Note 9 Rate and Regulatory Matters of the Condensed Financial Statements.)

The Company does not engage in wholesale gas marketing activities that may expose the Company to market risk associated with fluctuating natural gas commodity prices. The Company uses a third party administrator, which bears these market risks.

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

SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 and must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. The Company adopted SFAS 133 as of January 1, 2001.

SFAS 133 requires that as of the date of initial adoption, the difference between the market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes."

As of the date of adoption and through September 30, 2001, the Company was not engaged in any derivative or hedging activity as defined by SFAS 133, as amended; therefore, there was no impact at adoption or for the three and nine months ended September 30, 2001.

12.      Impact of Recently Issued Accounting Guidance

SFAS 141 and 142

The FASB issued two new statements of financial accounting standards in July 2001: SFAS No. 141 "Business Combinations" (SFAS 141), and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). These interrelated standards change the accounting for business combinations and goodwill in two significant ways:

         SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. This change does not affect the pooling-of-interest transaction forming Vectren.

         SFAS 142 changes the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill not included as an allowable cost for ratemaking purposes will cease upon adoption of the statement. This includes goodwill recorded in past business combinations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also requires the initial impairment review of all goodwill and other intangible assets within six months of the adoption date, which is January 1, 2002 for the Company. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review are to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. The Company has no significant components of goodwill.

SFAS 142 also changes certain aspects of accounting for intangible assets; however, the Company does not have any significant intangible assets.

The adoption of SFAS 141 is not expected to materially impact operations. As required by SFAS 142, amortization relating to the Company's ownership interest in the Ohio operations, which is included in equity in earnings of unconsolidated affiliate, will cease on January 1, 2002. The company has not determined the potential impact of initial impairment reviews to be performed within six months of adoption of SFAS 142.

SFAS 143

In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact that SFAS 143 will have on its operations.

SFAS 144

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 develops one accounting model for all impaired long-lived assets and long-lived assets to be disposed of. SFAS 144 replaces the existing authoritative guidance in FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business."

This new accounting model retains the framework of SFAS 121 and requires that those impaired long-lived assets and long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is currently evaluating the impact that SFAS 144 will have on its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                            INDIANA GAS COMPANY, INC.


                           Description of the Business

Indiana Gas Company, Inc. (Indiana Gas or the Company) operates as a separate wholly owned subsidiary of Vectren Corporation (Vectren) and provides natural gas distribution and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties.

Vectren is an Indiana corporation that was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP), Indiana Gas' former parent company. On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling of interests. The merger did not affect the Company's debt securities.

On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company (DP&L) for approximately $465.0 million as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53 percent undivided ownership interest in the assets, and the Company holds a 47 percent undivided ownership interest. VEDO is the operator of the assets, operations of which are referred to as "the Ohio operations." The Company's ownership is accounted for on the equity method in accordance with Accounting Principles Board (APB) Opinion No. 18. Its ownership interest is included in investment in unconsolidated affiliate in the Condensed Balance Sheets, and its interest in the results of operations is included in other income (expense), as equity in losses of unconsolidated affiliate in the Condensed Statements of Operations.

Vectren Utility Holdings, Inc. (VUHI) is the intermediate holding company for Vectren's operating public utilities, including the Company. VUHI established a $435.0 million commercial paper program to fund the majority of the acquisition. The Company's investment in the acquisition of approximately $218.0 million was funded with a combination of short-term borrowings from VUHI and the Company's commercial paper program.

                              Results of Operations

Net Loss

For the three months ended September 30, 2001, the Company incurred a net loss of $10.3 million. Before nonrecurring charges such as merger and integration and restructuring costs, the net loss was $8.1 million, compared to the net loss before merger and integration costs for the second quarter of 2000 of $4.4 million.

For the nine months ended September 30, 2001, net loss was $6.8 million. Before nonrecurring charges such as merger and integration and restructuring costs, net income was $2.3 million, compared to net income before merger and integration costs for the nine months ended September 30, 2000 of $14.5 million.

See discussion of merger and integration costs and restructuring costs that follow.

Merger and Integration Costs

Merger and integration costs incurred for the three and nine months ended September 30, 2001 were $0.3 million and $0.6 million, respectively, and for the three and nine months ended September 30, 2000 totaled $0.4 million and $15.7 million, respectively. Vectren expects to realize net merger savings of nearly $200.0 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities, which will contribute to the merger savings, will be completed in 2001. Merger costs are reflected in the financial statements of Vectren's operating subsidiaries in which merger savings are expected to be realized.

Since March 31, 2000, $17.4 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $11.9 million. Of this amount, $4.8 million related to employee and executive severance costs, $5.0 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. Of the $17.4 million expensed, the remaining $5.5 million was expensed through September 30, 2001 ($4.9 million in 2000 and $0.6 million in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, investor relations communications activities, and certain benefit costs.

The integration activities experienced by the Company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, Vectren management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren, and the fees allocated by the subsidiary for the use of these systems by the Company are reflected in operation and maintenance expenses in the accompanying condensed financial statements. As a result of the shortened useful lives, additional fees were incurred by the Company resulting in additional operations and maintenance expense of approximately $2.7 million and $8.2 million for the three and nine months ended September 30, 2001, respectively, and $3.3 million and $6.7 million for the three and nine months ended September 30, 2000, respectively.

In total, for the three months ended September 30, 2001, merger and integration costs totaled $3.0 million ($1.9 million after tax), compared to $3.7 million ($2.3 million after tax) for the same period in 2000.

In total, for the nine months ended September 30, 2001, merger and integration costs totaled $8.8 million ($5.4 million after tax), compared to $22.4 million ($15.9 million after tax) for the same period in 2000.

Restructuring Costs

In June 2001, the management and board of directors of Vectren approved a plan to restructure, primarily, its regulated operations. The restructuring plan involves the elimination of administrative and supervisory positions in its utility operations and corporate office. Charges of $5.4 million were expensed in June 2001 as a direct result of the restructuring plan. Additional charges incurred during the third quarter relating primarily to consulting fees and employee relocation totaled $0.6 million ($0.3 million after tax). In total, the Company has incurred restructuring charges of $5.9 million ($3.7 million after tax). These charges were comprised of $2.7 million for severance, related benefits and other employee related costs, $2.0 million for lease termination fees related to duplicate facilities, and $1.2 million for consulting fees incurred as of September 30, 2001.

The $2.7 million expensed for employee severance and related costs is associated with approximately 45 employees. Employee separation benefits include severance, healthcare and outplacement services. As of September 30, 2001, approximately 30 employees have exited the business. The restructuring program will be completed during 2001.

Utility Margin (Operating Revenues Less Cost of Gas)

Gas Utility Margin
Gas Utility margin for the three months ended September 30, 2001 of $30.7 million was comparable to the prior year.

Total cost of gas sold was $27.4 million for the three months ended September 30, 2001 and $45.1 million in 2000. This decrease of $17.7 million, or 39%, is primarily due to decreased gas costs in addition to a 4% decrease in volumes sold to residential and commercial customers in 2001. The total average cost per dekatherm of gas purchased by the Company for the three months ended September 30, 2001 was $4.78 compared to $6.93 for the same period in 2000.

Gas Utility margin for the nine months ended September 30, 2001 of $143.3 million increased $2.8 million, or 2%, compared to 2000. The increase is due to a 3% increase in throughput to residential and commercial customers resulting primarily from temperatures 7% colder than the previous year and a 1% increase in the combined residential and commercial customer bases. These favorable impacts on gas margin were partially offset by reduced consumption, the cost of unaccounted for gas and a 10% decrease in volumes transported for and sold to contract customers, all primarily due to the effects of increased gas costs.

Total cost of gas sold was $293.9 million for the nine months ended September 30, 2001 and $192.8 million in 2000. This increase of $101.1 million, or 52%, is primarily due to significantly higher average per unit purchased gas costs. The total average cost per dekatherm of gas purchased by the Company for the nine months ended September 30, 2001 was $6.57 compared to $4.81 for the same period in 2000.

Commodity prices for natural gas purchases were significantly higher during the 2000 - 2001 heating season, primarily due to colder temperatures, increased demand and tighter supplies. Subject to compliance with applicable state laws, the Company is allowed full recovery of such charges in purchased gas costs from its retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales should not be impacted. However, in 2001 the Company has experienced and may continue to experience higher working capital requirements, increased expenses, including unrecoverable interest costs, uncollectibles and unaccounted for gas, and some level of price sensitive reduction in volumes sold. (See Note 9 of the Condensed Financial Statements.)

Operating Expenses

Operations and Maintenance
Operations and maintenance expenses decreased $2.5 million, or 10%, for the three months ended September 30, 2001 compared to the prior year. The decrease reflects merger synergies resulting in less general and administrative expenses.

Operations and maintenance expenses increased $3.4 million, or 5%, for the nine months ended September 30, 2001 compared to the prior year due to increased merger-related fees allocated from a wholly owned subsidiary of Vectren to reflect the shortened useful lives of certain information systems in use by the Company (see merger and integration costs above), increased bad debt provisions primarily due to increased gas costs, offset by the merger synergies.

Depreciation and Amortization
Depreciation and amortization increased $0.5 million and $2.0 million for the three and nine months ended September 30, 2001, respectively, compared to the prior year due primarily to depreciation of additions to utility plant.

Income Tax Expense
Federal and state income taxes increased $0.6 million and decreased $3.9 million for the three and nine months ended September 30, 2001, respectively, compared to prior year periods. The increase for the three month period results from the interim recording of income taxes at the Company's estimated effective tax rate. For the nine months ended, income taxes have decreased primarily as a result of lower pre-tax earnings.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $0.5 million and $1.5 million for the three and nine month periods ended September 30, 2001, respectively, compared to the prior year due to higher gross receipts taxes.

Other Income (Expense)

Equity in Losses of Unconsolidated Affiliate
The Company has a 47% undivided interest in the Ohio operations acquired by Vectren on October 31, 2000. Equity in losses of unconsolidated affiliate represents the Company's portion of the Ohio operations' net loss.

Other - Net
Other - net decreased $0.2 million and $1.8 million for the three and nine months ended September 30, 2001, respectively, compared to 2000. The decrease in the three month period results from less allowance for funds used during construction (AFUDC) in 2001 and the decrease in the nine month period is attributable to increased charitable contributions to Low Income Heating Assistance Programs. (See Note 9 of the Condensed Financial Statements).

Interest Expense

Interest expense increased by $1.9 million, or 35%, and $11.8 million, or 76% for the three and nine months ended September 30, 2001, respectively, when compared to the prior year. The increases were due primarily to interest related to the financing of the acquisition of the Ohio operations and increased working capital requirements resulting from higher natural gas prices.

New Accounting Principle

See Note 11 of the Condensed Financial Statements regarding the adoption of SFAS 133, as amended.

                               Financial Condition

Liquidity and Capital Resources

The Company's equity capitalization objective is 40-55% of total capitalization. This objective may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the Company's operation. The Company's common equity component was 53% and 45% of total capitalization at September 30, 2001 and December 31, 2000, respectively.

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

Vectren's three operating utility companies, the Company, VEDO and Southern Indiana Gas and Electric Company are guarantors of VUHI's $350.0 million commercial paper program, of which $343.8 million is outstanding at September 30, 2001 and VUHI's $350.0 million unsecured senior notes, of which zero is outstanding at September 30, 2001. In October 2001, $100.0 million of the unsecured senior notes were issued. The proceeds of which were used to pay down outstanding commercial paper. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies. These guarantees are full and unconditional and joint and several.

Cash Flow from Operations
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $55.1 million and $4.0 million for the nine months ended September 30, 2001 and 2000, respectively.

Cash flow from operations increased during the nine months ended September 30, 2001 compared to 2000 by $51.1 million due to favorable changes in working capital, primarily decreases in accounts receivable, offset by decreased net income.

The Company expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds.

Financing Activities
Cash flow required for financing activities of $19.5 million for the nine months ended September 30, 2001 includes issuance of 207.5844 shares of common stock to Vectren, generating proceeds of $100.0 million, offset by $96.9 million of reductions in net borrowings and $22.6 million of common stock dividends paid to VUHI. This is a $59.9 million increase in cash required for financing activities when compared to the nine months ended September 30, 2000. The increase in requirements results from less reliance on short term borrowings.

At September 30, 2001, the Company has approximately $155.0 million of short-term borrowing capacity with third parties for use in its operations, of which approximately $73.4 million is available. On October 31, 2000, the Company's investment in the Ohio operations of approximately $218.0 million was funded with a combination of short-term borrowings from VUHI and the Company's commercial paper program. At September 30, 2001, approximately $181.7 million was outstanding. Short-term borrowings related to the acquisition of the Ohio operations will be replaced over time with permanent financing.

The Company's credit rating on outstanding debt at September 30, 2001 was A/A2. The Company's commercial paper retains an A-1/P-1 rating. Subsequent to September 30, 2001, Standard & Poor's lowered its above ratings by one level.

Capital Expenditures and Other Investment Activities
Cash flow required for investing activities decreased during the nine months ended September 30, 2001 compared to 2000 by $3.9 million. The decrease in cash requirements is due to less additions to utility plant in 2001.

New construction, normal system maintenance and improvements, and technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for the remainder of 2001 are estimated at $11.8 million and are expected to be $41.4 million for 2002.

Environmental and Regulatory Matters

See Notes 8, 9, and 10 of the Condensed Financial Statements regarding matters affecting operations including manufactured gas plants (Note 8), gas cost adjustment proceedings (Note 9), and transactions with ProLiance Energy, LLC (Note 10).

Impact of Recently Issued Accounting Guidance

See Note 12 of the Condensed Financial Statements included in Part I, Item 1 regarding recently issued accounting standards.

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

          |X| Economic conditions including the effects of an economic downturn, inflation rates, and monetary fluctuations.

          |X| Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.

          |X| Availability or cost of capital, resulting from changes in the Company, including its security ratings, changes in interest rates, and/or changes in market perceptions of the utility industry and other energy-related industries.

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

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management
The Company is exposed to market risks associated with interest rates and limited exposures from commodity prices. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program.

Commodity Price Risk. The Company's operations have limited exposure to commodity price risk for purchases and sales of natural gas for its retail customers due to current Indiana regulations which, subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas cost adjustment mechanisms. (See Note 9 Rate and Regulatory Matters of the Condensed Financial Statements included in Part I, Item 1.)

The Company does not engage in wholesale gas marketing activities that may expose the Company to market risk associated with fluctuating natural gas commodity prices. The Company uses a third party administrator, which bears these market risks.

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

At September 30, 2001, the Company's short-term debt represented 49% of its total debt portfolio, due primarily to financing the Company's ownership interest in the Ohio operations initially with short-term debt and the increased working capital requirements resulting from higher purchased gas costs. The short-term debt utilized for the Ohio operations acquisition is being replaced over time with permanent financing.

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on short-term borrowings, including bank notes, lines of credit, commercial paper and notes payable to an affiliated company. At September 30, 2001 and December 31, 2000, the combined borrowings under these facilities totaled $263.4 million and $352.9 million, respectively. Based upon average borrowing rates under these facilities during the three months ended September 30, 2001 and 2000, an increase of 100 basis points (1%) in the rates would have increased interest expense by $0.6 million and $0.3 million. For the nine months ended September 30, 2001 and 2000, an increase of 100 basis points in the rates would have increased interest expense by $2.3 million and $0.6 million, respectively.

                            INDIANA GAS COMPANY, INC.

                              PART II. OTHER ITEMS


ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management there are no legal proceedings pending against the Company that are likely to have a material adverse effect on the financial position or results of operations. See Note 10 regarding ProLiance in
Part I, Item 1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
        None

Reports on Form 8-K

On July 27, 2001, the Company filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding Vectren's results of operations, financial position and cash flows for the three, nine and twelve month periods ended June 30, 2001. The financial information was released to the public through this filing.
    Item 5. Other Events
    Item 7. Exhibits
               99.1 - Press Release - Second Quarter 2001 Vectren Earnings
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

On August 29, 2001, the Company filed a Current Report on Form 8-K/A amending the Current Report on Form 8-K filed by the Company on January 16, 2001 to provide additional information on the calculation of pro forma interest expense in Note 3b, consideration paid and transaction costs incurred in Note 2a.
         Item 7.  Exhibits
                   Pro forma financial statements of Indiana Gas Company, Inc. for the year ended December 31, 1999 and as of September 30, 2000 and for the nine months ended September 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   INDIANA GAS COMPANY, INC.
                                                ----------------------------
                                                          Registrant




        November 14, 2001                       /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President,
                                                Chief Financial Officer, and
                                                Treasurer


                                                /s/M. Susan Hardwick
                                                -------------------------
                                                M. Susan Hardwick
                                                Vice President and Controller