Form 10-K405
period 2001-12-31
INDIANA GAS CO INC
filed 2002-03-29
CIK 50183

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K


                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

               _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from_____________ to_____________

 Commission    Registrant, State of Incorporation;       IRS Employer
 File Number      Address and Telephone Number         Identification No.
 -----------   ----------------------------------      ------------------

   1-6494           Indiana Gas Company, Inc.             35-0793669
                    (An Indiana Corporation)
                     20 N. W. Fourth Street
                   Evansville, Indiana 47708
                        (812) 491-4000

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange
   Registrant               Title of each class       on which registered
   ----------               -------------------      ---------------------
     None                          None                       None


Securities registered pursuant to Section 12(g) of the Act:
                                                     Name of each exchange
   Registrant               Title of each class       on which registered
   ----------               -------------------      ---------------------
      None                         None                       None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days: Yes X No _

Indicate the number shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value       690.00001                March 22, 2002
-------------------------------       ---------                --------------
            Class                  Number of Shares                 Date

As of March 22, 2002, all shares outstanding of the Registrant's classes of common stock were held by Vectren Corporation through its wholly owned subsidiary, Vectren Utility Holdings, Inc.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X.

                       Documents Incorporated by Reference
Certain information in Vectren Corporation's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 15, 2002, is incorporated by reference in Part III of this Form 10-K.

Information in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on March 26, 2002, regarding replacement of the Company's independent auditors, is incorporated by reference in Part I of this filing.

                                Table of Contents
Item                                                                      Page
Number                                                                   Number
                                     Part I

  1   Business .........................................................     1
  2   Properties .......................................................     4
  3   Legal Proceedings.................................................     4
  4   Submission of Matters to Vote of Security Holders.................     4

                                     Part II

  5   Market for the Company's Common Equity
        and Related Stockholder Matters ................................     4
  6   Selected Financial Data...........................................     5
  7   Management's Discussion and Analysis
        of Results of Operations and Financial Condition................     6
  7A  Qualitative and Quantitative Disclosures About Market Risk........    17
  8   Financial Statements and Supplementary Data.......................    18
  9   Change in and Disagreements with Accountants on
        Accounting and Financial Disclosure.............................    61

                                    Part III

 10   Directors and Executive Officers of the Company...................    61
 11   Executive Compensation............................................    62
 12   Security Ownership of Certain Beneficial Owners and Management....    65
 13   Certain Relationships and Related Transactions....................    66

                                     Part IV

 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K...    66
      Signatures........................................................    68

                                   Definitions
As discussed in this Form 10-K, the abbreviations Dth means dekatherms, MDth means thousands of dekatherms, MMDth means millions of dekatherms, and throughput means combined gas sales and gas transportation volumes.

                                     PART I

ITEM 1.  BUSINESS

                           Description of the Business

Indiana Gas Company, Inc. (the Company or Indiana Gas), an Indiana corporation, provides natural gas distribution and transportation services to a diversified customer base in 311 communities in 49 of Indiana's 92 counties. Indiana Gas is a direct subsidiary of Vectren Utility Holdings, Inc. (VUHI). VUHI is a direct, wholly owned subsidiary of Vectren Corporation (Vectren).

Vectren, an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. Vectren was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with Accounting Principles Board (APB) Opinion No. 16 "Business Combinations."

Vectren's wholly owned subsidiary, VUHI, serves as the intermediate holding company for its three operating public utilities: Indiana Gas, formerly a wholly owned subsidiary of Indiana Energy, Inc., Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, Inc., and the Ohio operations (defined hereafter). Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

Investment in the Gas Distribution Assets of The Dayton Power and Light Company

On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company (DP&L) for approximately $465.0 million as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53% undivided ownership interest in the assets, and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, and these assets are referred to as "the Ohio operations." Indiana Gas' ownership is accounted for on the equity method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Indiana Gas' initial investment of approximately $218.1 million was funded with a combination of short-term borrowings from VUHI and Indiana Gas' commercial paper program. The Ohio operations provide natural gas distribution and transportation services to Dayton, Ohio, and 87 other communities in 17 counties in west central Ohio.

Because the Ohio operations are a significant subsidiary as defined by Rule 4-08(g) of Regulation S-X, the financial statements of the Ohio operations are included in this filing under Part II Item 8 Financial Statements and Supplementary Data.
                               Recent Development

On March 26, 2002, the Company filed a Current Report on Form 8-K announcing its decision to replace Arthur Andersen LLP as its independent auditors effective upon the completion of a transition period which is expected to extend through the conclusion of their review of the financial results of the Company for the first quarter of 2002. This Form 8-K is included in this filing as Exhibit 99.5.

                      Narrative Description of the Business

Overview

For the year ended December 31, 2001, the Company supplied natural gas service to 530,188 Indiana customers, including 481,868 residential, 47,334 commercial, and 986 transportation customers. This represents customer base growth of approximately 1% compared to 2000.

The Company's service area contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive assembly, parts and accessories, feed, flour and grain processing, metal castings, aluminum products, gypsum products, electrical equipment, metal specialties, and glass, steel finishing.

The largest communities served are Muncie, Anderson, Lafayette, West Lafayette, Bloomington, Terre Haute, Marion, New Albany, Columbus, Jeffersonville, New Castle, and Richmond.

Revenues

For the year ended December 31, 2001, natural gas revenues were $580.3 million of which residential customers accounted for 67%, commercial 25%, transportation 7% and miscellaneous 1%, respectively.

The Company receives gas revenues by selling gas directly to residential, commercial, and industrial customers at approved rates or by transporting gas through its pipelines at approved rates to commercial and industrial customers that have purchased gas directly from other producers, brokers, or marketers. Total volume of gas provided to both sales and transportation customers (throughput) was 112,299 MDth for the year ended December 31, 2001. Transported gas represented 46% of total throughput. Rates for transporting gas provide for the same margins generally earned by selling gas under applicable sales tariffs.

The sale of gas is seasonal and strongly affected by variations in weather conditions. To mitigate seasonal demand, the Company owns and operates five underground gas storage fields, three liquefied petroleum air-gas manufacturing plants and maintains contract storage. Natural gas purchased from suppliers is injected into storage during periods of light demand which are typically periods of lower prices. The injected gas is then available to supplement contracted volumes during periods of peak requirements. Approximately 168,723 Dth of gas per day can be withdrawn during peak demand periods.

Gas Purchases

In 2001, the Company purchased all of its natural gas and winter delivery service from ProLiance Energy, LLC (ProLiance). ProLiance is an unconsolidated, nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility. (See Note 5 in the Company's financial statements included in Part II
Item 8 Financial Statements and Supplementary Data regarding transactions with ProLiance). The Company purchased 61,914 MDth volumes of gas in 2001 at an average cost of $5.86 per MDth. The cost of gas purchased for the last five years is as follows:

                                               Average Cost
                             Year            of Gas Purchased
                             ----            ----------------
                             1997                 $3.61
                             1998                 $3.60
                             1999                 $3.59
                             2000                 $5.77
                             2001                 $5.86

Regulatory Matters

See Part II Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition regarding the Company's regulated environment.

Environmental Matters

See Part II Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition regarding manufactured gas plants.

Narrative Description of the Ohio operations

Overview
For the year ended December 31, 2001, the Ohio operations supplied natural gas services to 312,633 Ohio customers, including 286,736 residential, 22,799 commercial, and 3,098 transportation customers.

Revenues
For the year ended December 31, 2001, natural gas revenues were $350.1 million of which residential customers accounted for 65%, commercial 21%, and transportation 14%, respectively.

The Ohio operations receives gas revenues by selling gas directly to residential, commercial, and industrial customers at approved rates or by transporting gas through its pipelines at approved rates to commercial and industrial customers that have purchased gas directly from other producers, brokers, or marketers. Total volume of gas provided to both sales and transportation customers (throughput) was 55,539 MDth for the year ended December 31, 2001.

The sale of gas is seasonal and strongly affected by variations in weather conditions. To mitigate seasonal demand, the Ohio operations owns and operates three liquefied petroleum air-gas manufacturing plants and maintains contract storage. Natural gas purchased from suppliers is injected into storage during periods of light demand which are typically periods of lower prices. The injected gas is then available to supplement contracted volumes during periods of peak requirements. Approximately 406,975 Dth of gas per day can be withdrawn during peak demand periods.

Gas Purchases
In 2001, the Ohio operations purchased all of its natural gas and winter delivery service from ProLiance. The Ohio operations purchased 37,790 MDth volumes of gas in 2001 at an average cost of $5.41 per MDth.

                                   Competition

See Part II Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition regarding competition within the public utility industry for the Company's regulated Indiana operations.

                                    Personnel

As of December 31, 2001, the Company and its subsidiaries had 450 employees.

In August 2001, Vectren signed a new four-year labor agreement, ending in September 2005 with Local 135 of the Teamsters, Chauffeurs, Warehousemen and Helpers. The new agreement provides for annual wage increases of 3.25%, a new 401(k) savings plan and improvements in the areas of health insurance and pension.

The labor agreement between Indiana Gas, Local Union 1393 of the International Brotherhood of Electrical Workers and Local Unions 7441 and 12213, United Steelworkers of America, went into effect in November 1998 for a five year term expiring on December 2003. The agreement contains a 4% wage increase in 1998 and

3% wage increases each year thereafter during the term of the agreement, in addition to increased performance incentives, a new sick pay provision and a simplified pension benefit formula.

ITEM 2.   PROPERTIES

Indiana Gas
Specific to its Indiana operations, the Company owns and operates five gas storage fields located in Indiana covering 71,484 acres of land with an estimated ready delivery from storage capability of 8.0 MMDth of gas with daily delivery capabilities of 134,160 Dth. For its Indiana operations, the Company also maintains 186,578 Dth of gas in contract storage with a daily deliverability of 3,563 Dth and three liquefied petroleum (propane) air-gas manufacturing plants in Indiana with a total daily capacity of 31,000 Dth of gas.

The Company's gas delivery system includes 11,336 miles of distribution and transmission mains all of which are in Indiana except for pipeline facilities extending from points in northern Kentucky to points in southern Indiana so that gas may be transported to Indiana and sold or transported by Indiana Gas to ultimate customers in Indiana.

Ohio operations
The Ohio operations operate three liquefied petroleum (propane) air-gas manufacturing plants located in Ohio with a total daily capacity of 52,187 Dth and approximately 13.9 MMDth of firm storage service from various pipelines with daily deliverability of 354,788 Dth of gas.

The Ohio operations' gas delivery system includes 5,132 miles of distribution and transmission mains all of which are located in Ohio.

ITEM 3.  LEGAL PROCEEDINGS

Indiana Gas is involved in various legal proceedings arising in the normal course of business. In the opinion of management, with the exception of the matters described in Note 5 of its financial statements included in Part II Item 8 Financial Statements and Supplementary Data regarding transactions with ProLiance, there are no legal proceedings pending against the Company that could be material to its financial position or results of operations.

ITEM 4.  Submission of Matters to Vote of Security Holders

No matters were submitted during the fourth quarter to a vote of security holders.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price
All of the outstanding shares of the Company's common stock are owned by VUHI at December 31, 2001. The Company's common stock is not publicly traded.

As of December 31, 2001, there are no outstanding options or warrants to purchase the Company's common stock or securities convertible into the Company's common stock. Additionally, the Company has no plans to publicly offer any of its common equity.

Dividends Paid to Parent

       (In thousands)                  2001              2000
                                   ------------      ------------
            First Quarter             $7,870            $5,700
            Second Quarter             7,099             7,542
            Third Quarter              7,678             6,401
            Fourth Quarter             3,291             6,694

On January 23, 2002, the board of directors declared a dividend of $6.9 million, payable on March 1, 2002, to VUHI.

Dividends on shares of common stock are payable at the discretion of the board of directors out of legally available funds. Future payments of dividends, and the amounts of these dividends, will depend on the Company's financial condition, results of operations, capital requirements, and other factors.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial information. The information should be read in conjunction with the Company's financial statements and notes thereto presented under Part II, Item 8 Financial Statements and Supplementary Data of this Form 10-K. The financial information as of December 31, 1998-2001 and for each of the five years in the period ended December 31, 2001 are derived from the Company's audited financial statements. The financial information as of December 31, 1997 is derived from internal unaudited financial statements.


                                              Year Ended December 31
------------------------------------------------------------------------------------------
(In thousands)                   1997          1998       1999        2000           2001
------------------------------------------------------------------------------------------
Operating Data:
Operating revenues           $ 528,058     $ 420,459  $ 431,361  $  598,113     $  580,258
Operating income                29,579 (3)    42,001     45,701      31,215 (2)     44,743 (1)
Net income                      13,648 (3)    26,825     29,742      11,209 (2)     11,366 (1)

Balance Sheet Data:
Total assets                   698,889       686,757    739,870   1,140,513      1,074,868
Long-term debt-net of
  current maturities & debt
  subject to tender            165,000       181,964    211,849     281,109        260,972
Long-term debt to VUHI               -             -          -           -        147,270
Common shareholder's equity    246,406       245,880    248,622     233,494        316,540


(1) Merger and integration related costs incurred for the year ended December 31, 2001 totaled $0.6 million. These costs relate primarily to transaction costs, severance and other merger and acquisition integration activities.

     As a result of merger integration activities, management retired certain information systems in 2001. Accordingly, the useful lives of these assets were shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren, and the fees allocated by the subsidiary for the use of these systems by the Company are reflected in other operating expenses. As a result of the shortened useful lives, additional fees were incurred by the Company during 2001, resulting in additional other operating expense of approximately $9.6 million for the year ended December 31, 2001.

     In total, merger and integration related costs incurred for the year ended December 31, 2001 were $10.2 million ($6.3 million after tax).

     The Company incurred restructuring charges of $8.7 million, ($5.4 million after tax) relating to employee severance, related benefits and other employee related costs, lease termination fees related to duplicate facilities, and consulting and other fees.

(2) Merger and integration related costs incurred for the year ended December 31, 2000 totaled $16.8 million. These costs relate primarily to transaction costs, severance and other merger and acquisition integration activities.

     As a result of merger integration activities, management identified certain information systems to be retired in 2001. Accordingly, the useful lives of these assets were shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren, and the fees allocated by the subsidiary for the use of these systems by the Company are reflected in other operating expenses. As a result of the shortened useful lives, additional fees were incurred by the Company during 2000, resulting in additional other operating expense of approximately $11.4 million for the year ended December 31, 2000.

     In total, merger and integration related costs incurred for the year ended December 31, 2000 were $28.2 million ($19.5 million after tax).

(3) During 1997, the board of directors of Indiana Gas authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after tax) which included estimated costs related to involuntary workforce reductions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto:

                                    Overview

Description of the Business

Indiana Gas Company, Inc. (the Company or Indiana Gas), an Indiana corporation, provides natural gas distribution and transportation services to a diversified customer base in 311 communities in 49 of Indiana's 92 counties. Indiana Gas is a direct subsidiary of Vectren Utility Holdings, Inc. (VUHI). VUHI is a direct, wholly owned subsidiary of Vectren Corporation (Vectren).

Vectren was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with Accounting Principles Board (APB) Opinion No. 16 "Business Combinations."

Vectren's wholly owned subsidiary, VUHI, serves as the intermediate holding company for its three operating public utilities: Indiana Gas, formerly a wholly owned subsidiary of Indiana Energy, Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations (defined hereafter). Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

Investment in the Gas Distribution Assets of The Dayton Power and Light Company

On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company (DP&L) for approximately $465.0 million as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53% undivided ownership interest in the assets, and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, and these assets are referred to as "the Ohio operations." Indiana Gas' ownership is accounted for on the equity method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Its ownership interest is included in investment in the Ohio operations, and its interest in the results of operations is included in equity in earnings of the Ohio operations. Indiana Gas' initial investment of approximately $218.1 million was funded with a combination of short-term borrowings from VUHI and Indiana Gas' commercial paper program.

                              Results of Operations

                                                     Year Ended December 31,
                                                   ---------------------------
In thousands                                          2001      2000      1999
                                                   -------   -------   -------
Net income, as reported                            $11,366   $11,209   $29,742
   Merger and integration costs-net of tax           6,319    19,496         -
   Restructuring costs-net of tax                    5,381         -         -
                                                   -------   -------   -------
Net income before nonrecurring items               $23,066   $30,705   $29,742
                                                   =======   =======   =======


For 2001 compared to the prior year, net income before the impact of nonrecurring items decreased $7.6 million due to extraordinarily high gas costs early in the year that unfavorably impacted margins and operating costs, including uncollectible accounts expense, interest, and excise taxes. Also, heating weather was 9% warmer than the prior year.

For 2000 compared to 1999, net income before the impact of nonrecurring items increased slightly to $30.7 million primarily due to cooler temperatures, offset by a disallowance of gas costs by the Indiana Utility Regulatory Commission
(IURC).

Special Charges

Merger & Integration Costs
Merger and integration costs incurred for the years ended December 31, 2001 and 2000 were $0.6 million and $16.8 million, respectively. Vectren expects to realize net merger savings of nearly $200.0 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. Merger and integration activities resulting from the 2000 merger were completed in 2001. Merger costs are reflected in the financial statements of Vectren's operating subsidiaries in which merger savings are expected to be realized.

Since March 31, 2000, $17.4 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $11.9 million. Of this amount, $4.8 million related to employee and executive severance costs, $5.0 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. At December 31, 2001, the remaining accrual related to employee severance was not significant. The remaining $5.5 million was expensed ($4.9 million in 2000 and $0.6 million in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations, internal labor of employees assigned to integration teams, investor relations communication activities, and certain benefit costs.

During the merger planning process, approximately 81 positions were identified for elimination. As of December 31, 2001, all such identified positions have been vacated.

The integration activities experienced by the Company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, management retired certain information systems in 2001. Accordingly, the useful lives of these assets were shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren, and the fees allocated by the subsidiary for the use of these systems by the Company's subsidiaries are reflected in other operating expenses. As a result of the shortened useful lives, additional fees were incurred by the Company, resulting in additional other operating expense of $9.6 million for the year ended December 31, 2001 and $11.4 million for the year ended December 31, 2000.

In total, for the year ended December 31, 2001, merger and integration costs totaled $10.2 million ($6.3 million after tax) compared to $28.2 million ($19.5 million after tax) for the same period in 2000.

Restructuring Costs
As part of continued cost saving efforts, in June 2001, Vectren's management and the board of directors approved a plan to restructure, primarily, its regulated operations. The restructuring plan included the elimination of certain administrative and supervisory positions in its utility operations and corporate office. Charges of $5.4 million were expensed in June 2001 as a direct result of the restructuring plan. Additional charges of $3.3 million were incurred during the remainder of 2001 primarily for consulting fees, employee relocation, and duplicate facilities costs. In total, the Company has incurred restructuring charges of $8.7 million ($5.4 million after tax). These charges were comprised of $3.2 million for employee severance, related benefits and other employee related costs, $4.0 million for lease termination fees related to duplicate facilities and other facility costs, and $1.5 million for consulting and other fees incurred through December 31, 2001. The restructuring program was completed during 2001, except for the departure of certain employees impacted by the restructuring and the final settlement of the lease obligation.

The $3.2 million expensed for employee severance and related costs is associated with approximately 45 employees. Employee separation benefits include severance, healthcare, and outplacement services. As of December 31, 2001, approximately 38 employees have exited the business. The restructuring program was completed during 2001, except for the departure of the remaining employees impacted by the restructuring and the final settlement of the lease obligation.

New Accounting Principle

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its market value and that changes in the derivative's market value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133, as amended, requires that as of the date of initial adoption, the difference between the market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of change in accounting principle in accordance with APB Opinion No.
20, "Accounting Changes."

As of the date of adoption and through December 31, 2001, the Company was not engaged in any derivative or hedging activity as defined by SFAS 133, as amended; therefore, there was no impact at adoption or for the year ended December 31, 2001.

Gas Utility Margin (Operating Revenues Less Utility Cost of Gas)

Gas utility margin for the year ended December 31, 2001 of $206.6 million decreased $1.0 million, compared to 2000. The decrease is due to a 12% decrease in throughput resulting primarily from weather that was 9% warmer than the prior year and the unfavorable impact on margin resulting from extraordinarily high gas costs early in 2001, coupled with the effects of a weakening economy. In addition, the 2000 margin was reduced by $3.8 million due to the IURC's disallowance of gas costs. These decreases were offset somewhat by customer growth of approximately 1% compared to 2000. The Company's total throughput was 112,299 MDth in 2001, 126,960 MDth in 2000, and 118,861 MDth in 1999.

Gas utility margin for the year ended December 31, 2000, of $207.6 million increased $3.1 million compared to 1999. Gas operations reflect 7% greater throughput due to much colder temperatures during the fourth quarter of 2000 than in the fourth quarter of 1999 and a 2% growth in customers. Residential and commercial sales rose 7% and 10%, respectively, during 2000. Temperatures were 11% colder in 2000 compared to 1999 and approached normal for the year. These favorable impacts were partially offset by a $3.8 million disallowance of recoverable gas costs by the IURC, charged against gas revenues in December 2000.

Cost of gas sold was $373.6 million in 2001, $390.5 million in 2000, and $226.8 million in 1999. Cost of gas sold decreased $16.9 million, or 4% in 2001 and increased $163.7 million, or 72%, in 2000. The changes are primarily due to fluctuations in average per unit purchased gas costs and the volume of dekatherms sold. The total average cost per dekatherm of gas purchased by Indiana Gas was $5.86 in 2001, $5.77 in 2000, and $3.59 in 1999. The price changes are due primarily to changing commodity costs in the marketplace.

Operating Expenses (excluding Cost of Gas Sold)

Other Operating
Other operating expenses for the year ended December 31, 2001 decreased $4.6 million or 5% compared to 2000. The 2001 decrease results, primarily, from reduced charges for those assets which had their useful lives shortened as part of the merger and merger synergies in the current year, offset by increased uncollectible accounts expense resulting from increased gas costs.

Other operating expenses for the year ended December 31, 2000 increased $8.0 million or 9% compared to 1999. The increase is primarily due to increased charges for use of corporate assets, including those assets which had useful lives shortened as a result of the merger.

Depreciation & Amortization
Depreciation and amortization increased $1.4 million, or 4%, and $2.1 million, or 6%, in 2001 and in 2000, respectively. The increases are due to depreciation of normal utility plant additions.

Income Tax
Federal and state income taxes decreased $3.7 million and $9.5 million in 2001 and in 2000, respectively. The 2001 and 2000 decreases are due to lower pre-tax earnings. The effective tax rate decreased from 46% in 2000 to 29% in 2001. This decrease in the effective tax rate is due to the nondeductibility of certain merger and integration costs.

Equity in Earnings of the Ohio Operations

As described in Note 1 to the financial statements included in Part II Item 8 Financial Statements and Supplementary Data, Indiana Gas has a 47% undivided interest in the Ohio operations acquired by Vectren on October 31, 2000. Equity in earnings of the Ohio operations represents Indiana Gas' portion of the Ohio operations' net income since acquisition. The financing costs associated with VEDO's 53% ownership interest are not included in the Ohio operations' earnings.

Interest Expense

Interest expense increased $13.6 million and $5.4 million, respectively, during the years ended December 31, 2001 and 2000. The increases are due primarily to interest related to the financing of its investment in the Ohio operations and increased working capital requirements resulting from higher natural gas prices.

                                   Competition

The utility industry has been undergoing dramatic structural change for several years, resulting in increasing competitive pressures faced by gas utility companies. Increased competition may create greater risks to the stability of utility earnings generally and may in the future reduce earnings from retail gas sales. Ohio regulation provides for choice of commodity for all gas customers. The Company plans to implement this choice for its gas customers in Ohio in 2002. Indiana has not adopted any regulation requiring gas choice; however, the Company has approved tariffs permitting large volume customers choice among commodity suppliers.

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

In conjunction with data compiled by expert consultants, the Company has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, the Company has accrued costs that it reasonably expects to incur totaling approximately $20.4 million.

The estimated accrued costs are limited to the Company's proportionate share of the remediation efforts. The Company has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit the Company's share of response costs at these 19 sites to between 20% and 50%.

With respect to insurance coverage, the Company has received and recorded settlements from all known insurance carriers in an aggregate amount approximating its $20.4 million accrual.

Environmental matters related to manufactured gas plants have had no material impact on earnings since costs recorded to date approximate PRP and insurance settlement recoveries. While the Company has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

                           Rate and Regulatory Matters

Gas operations with regard to retail rates and charges, terms of service, accounting matters, issuance of securities, and certain other operational matters specific to its Indiana customers are regulated by the Indiana Utility Regulatory Commission (IURC).

Gas Costs Proceedings

Adjustments to rates and charges related to the cost of gas charged to Indiana customers are made through gas cost adjustment (GCA) procedures established by Indiana law and administered by the IURC. GCA procedures involve scheduled quarterly filings and IURC hearings to establish the amount of price adjustments for a designated future quarter. The procedures also provide for inclusion in later quarters any variances between estimated and actual costs of gas sold in a given quarter. This reconciliation process with regard to changes in the cost of gas sold closely matches revenues to expenses.

The IURC has also applied the statute authorizing GCA procedures to reduce rates when necessary to limit net operating income to a level authorized in its last general rate order through the application of an earnings test. Recovery of gas costs is not allowed to the extent that net operating income for the longer of
(1) a 60-month period, including the twelve-month period provided in the gas cost adjustment filing, or (2) the date of the last order establishing base rates and charges exceeds the total net operating income authorized by the IURC. For the recent past, the earnings test has not affected the Company's ability to recover gas costs, and the Company does not anticipate the earnings test will restrict the recovery of gas costs in the near future.

Rate structures for gas delivery operations do not include weather normalization-type clauses that authorize the utility to recover gross margin on sales established in its last general rate case, regardless of actual weather patterns.

Commodity prices for natural gas purchases were significantly higher during the 2000 - 2001 heating season, primarily due to colder temperatures, increased demand and tighter supplies. Subject to compliance with applicable state laws, the Company's utility subsidiaries are allowed full recovery of such changes in purchased gas costs from their retail customers through these commission-approved gas cost adjustment mechanisms, and margin on gas sales should not be impacted. However, in 2001, the Company's utility subsidiaries experienced higher working capital requirements, increased expenses including unrecoverable interest costs, uncollectible accounts expense, and unaccounted for gas and some level of price sensitive reduction in volumes sold.

In March 2001, the Company reached agreement with the Indiana Office of Utility Consumer Counselor (OUCC) and the Citizens Action Coalition of Indiana, Inc.
(CAC) regarding the matters raised by an IURC Order that disallowed $3.8 million of the Company's gas procurement costs for the 2000 - 2001 heating season which was recognized during the year ended December 31, 2000. As part of the agreement, the Company agreed to contribute an additional $1.7 million, of which $1.0 million was contributed to the Company's service territory, to assist qualified low income gas customers, and the Company agreed to credit $3.3 million of the $3.8 million disallowed amount to its customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order. In April 2001, the IURC issued an order approving the settlement. Substantially all of the financial assistance for low income gas customers has been distributed in 2001.

ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens Gas) and others in April 1996. The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC. On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

The IURC has recently commenced processing the GCA proceeding regarding the three pricing issues. The IURC has indicated that it will also consider the prospective relationship of ProLiance with the utilities in this proceeding. Discovery is ongoing, and an evidentiary hearing is scheduled for May 2002. Until the IURC resolves these outstanding issues, the Company will continue to reserve a portion of its share of ProLiance earnings.

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract.

In August 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand (CID) from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationships with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce had been restrained. In October 2001, the Antitrust Division of the Department of Justice informed the Company that it closed the investigation without further action.

                         Significant Accounting Policies

As described in Note 2 to the financial statements, significant accounting policies include the following:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Utility Plant & Depreciation

Utility plant is stated at historical cost, including an allowance for the cost of funds used during construction (AFUDC). Depreciation of utility property is provided using the straight-line method over the estimated service lives of the depreciable assets. AFUDC represents the cost of borrowed and equity funds used for construction purposes and is charged to construction work in progress during the construction period and is included in other - net in the Consolidated Statements of Income. Maintenance and repairs, including the cost of removal of minor items of property and planned major maintenance projects, are charged to expense as incurred. When property that represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to accumulated depreciation.

Impairment Review of Long-Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as facts and circumstances indicate that the carrying amount may be impaired. Specifically, the evaluation for impairment involves the comparison of an asset's carrying value to the estimated future cash flows the asset is expected to generate over its remaining life. If this evaluation were to conclude that the carrying value of the asset is impaired, an impairment charge would be recorded as a charge to operations based on the difference between the asset's carrying amount and its fair value. The same policy is currently utilized for goodwill.

Regulation
Retail public utility operations affecting Indiana customers are subject to regulation by the Indiana Utility Regulatory Commission (IURC).

SFAS 71
The Company's accounting policies give recognition to the rate-making and accounting practices of this agency and to accounting principles generally accepted in the United States, including the provisions of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Regulatory assets represent probable future revenues associated with certain incurred costs, which will be recovered from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the rate-making process.

The Company continually assesses the recoverability of costs recognized as regulatory assets and the ability to continue to account for its activities in accordance with SFAS 71, based on the criteria set forth in SFAS 71. Based on current regulation, the Company believes such accounting is appropriate. If all or part of the Company's operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities could be required. In addition, the Company would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

The Company records any under-or-over-recovery resulting from gas and fuel adjustment clauses each month in revenues. A corresponding asset or liability is recorded until the under-or-over-recovery is billed or refunded to utility customers. The cost of gas sold is charged to operating expense as delivered to customers.

Revenues

Revenues are recorded as products and services are delivered to customers. To more closely match revenues and expenses, the Company records revenues for all gas delivered to customers but not billed at the end of the accounting period.

       Impact of Recently Issued Accounting Guidance on Future Operations

SFAS 141 & 142

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

SFAS 142 changes the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes will cease upon adoption of the statement. This includes goodwill recorded in past business combinations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

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

The adoption of SFAS 141 will not materially impact operations. As required by SFAS 142, amortization of goodwill relating to the Company's ownership interest in the Ohio operations, which is included in the equity in earnings of the Ohio operations, will cease on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 are not expected to have a significant impact on operations.

SFAS 143

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

SFAS 144

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 develops one accounting model for all impaired long-lived assets and long-lived assets to be disposed of. SFAS 144 replaces the existing authoritative guidance in FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain aspects of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business."

This new accounting model retains the framework of SFAS 121 and requires that those impaired long-lived assets and long-lived assets to be disposed of be measured at the lower of carrying amount or fair value (less cost to sell for assets to be disposed of), whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is evaluating the impact SFAS 144 will have on its operations.

                               Financial Condition

The Company's equity capitalization objective is 40-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities and seasonal factors that affect the Company's operation. The Company's equity component was 43% and 45% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender for December 31, 2001 and 2000, respectively.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures, and investments until permanently financed. Working capital requirements have been significantly higher throughout 2001 due to the extraordinarily high natural gas costs early in 2001 and the investment in the Ohio operations, initially funded with $218.1 million of short-term borrowings from VUHI and the Company's commercial paper programs. These short-term borrowings were replaced with long-term debt to VUHI of $147.3 million and the issuance of $100.0 million of common stock.

The Company expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds; however, additional financing may be required due to the possible early redemption of debt.

The Company's credit ratings on outstanding senior unsecured debt at December 31, 2001 are A-/A2.

Cash Flow From Operations

Cash flow from operations increased during the year ended December 31, 2001 compared to 2000 by $94.5 million due primarily to favorable changes in working capital accounts due to the return of lower gas prices.

Cash flow from operations decreased during 2000 as compared to 1999 by approximately $74.3 million. The decrease is primarily attributable to merger and integration costs causing lower net income, increased recoverable fuel and natural gas costs, and increased working capital requirements resulting from higher natural gas costs.

Financing Activities

Sources & Uses of Liquidity
The Company's $155.0 million commercial paper program expired in 2001 and was not required and, therefore, not renewed.

As of December 31, 2001, the Company has no short-term borrowing arrangements with third parties and relies entirely on the short-term borrowing arrangements of VUHI for short-term working capital needs. Borrowings outstanding at December 31, 2001 were $134.3 million. The intercompany credit line totals $325.0 million, but is limited to VUHI's available capacity ($76.7 million at December 31, 2001) and is subject to the same terms and conditions as VUHI's commercial paper program.

During the five-year period 2002-2006, maturities and sinking fund requirements on long-term debt subject to mandatory redemption are (in millions) $1.3 in 2002, $16.3 in 2003, $16.3 in 2004, $1.3 in 2005, and $1.3 in 2006. Also during the five-year period 2002-2006, exercisable put provisions on long-term debt are (in millions) $11.5 in 2002, $0 in 2003, $3.5 in 2004, $10.0 in 2005, and $0 in
2006.

Vectren's three operating utility companies, SIGECO, VEDO, and Indiana Gas are guarantors of VUHI's $350.0 million commercial paper program, of which approximately $273.3 million is outstanding at December 31, 2001 and VUHI's $350.0 million unsecured senior notes outstanding at December 31, 2001. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies. These guarantees are full and unconditional and joint and several. Under the terms of VUHI's commercial paper program, it must maintain a rating of better than BB+/Ba1.

Financing Cash Flow. Cash flow required for financing activities of $4.7 million for the year ended December 31, 2001 includes $78.7 million of reductions in net borrowings, and $25.9 million in common stock dividends, offset by the issuance of common stock to VUHI, generating proceeds of $100.0 million. Net borrowings include $147.3 million of proceeds from long-term debt issuances payable to VUHI which replaced the short-term borrowings used to finance the investment in the Ohio operations.

Cash flow provided by financing activities of $313.7 million for the year ended December 31, 2000 includes $340.8 million of additional net borrowings offset by $26.3 million of dividends on shares of common stock. This is an increase of $287.3 million over the prior year due primarily to funding the investment in the Ohio operations and increased working capital requirements.

Financing the Ohio operations investment. On October 31, 2000, the investment in the Ohio operations was completed for approximately $218.1 million. The initial investment was funded with a combination of short-term borrowings from VUHI and Indiana Gas' commercial paper program. During 2001, the Company has refinanced these interim borrowing arrangements with permanent financing in the form of new equity and intercompany long-term debt.

In June 2001, the Company issued common stock to VUHI. The proceeds from the issuance of common stock totaled $100.0 million. In December 2001, the Company issued $147.3 million of long-term debt to VUHI. Of this amount, $48.4 million bears interest at 7.25% and $98.9 million bears interest at 6.69%. VUHI generated the proceeds through the issuance of the $350.0 million unsecured senior notes subject to the guarantees by Indiana Gas, SIGECO, and VEDO discussed above.

Other Financing Transaction. In December 2000, $20.0 million of 15-Year Insured Quarterly (IQ) Notes at an interest rate of 7.15% and $50.0 million of 30-Year IQ Notes at an interest rate of 7.45% were issued. Indiana Gas may call the 15-Year IQ Notes, in whole or in part, from time to time on or after December 15, 2004 and has the option to redeem the 30-Year IQ Notes in whole or in part, from time to time on or after December 15, 2005. The IQ notes have no sinking fund requirements. The net proceeds totaling $67.9 million were used to repay outstanding commercial paper utilized for general corporate purposes.

Capital Expenditures and Other Investment Activities

Cash required for investing activities of $51.9 million for the year ended December 31, 2001 includes a decrease in requirements for capital expenditures of $10.5 million due to less additions to utility plant. Investing activities for the years ended December 31, 2000 and 1999 were $275.8 million and $62.4 million, respectively. The $287.3 million increase occurring in 2000 is principally the result of the $218.1 million investment in the Ohio operations and additional capital expenditures.

Planned Capital Expenditures & Investments
New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for the five year period 2002 - 2006 (in millions) are estimated as follows: $41.4 in 2002, $48.1 in 2003, $46.0 in 2004, $47.8 in 2005, and $48.1 in 2006, respectively.

                           Forward-Looking Information

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to Vectren's realization of net merger savings, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

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

ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with commodity prices, interest rates, and counter-party credit. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program.

Interest Rate Risk. The Company is exposed to interest rate risk associated with its adjustable rate borrowing arrangements. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on operations.

Under normal circumstances, the Company tries to limit the amount of adjustable rate borrowing arrangements exposed to short-term interest rate volatility to a maximum of 25% of total debt. However, there are times when this targeted level of interest rate exposure may be exceeded. At December 31, 2001, such obligations represented 24% of the Company's total debt portfolio.

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on adjustable rate borrowing arrangements exposed to short-term interest rate volatility including bank notes, lines of credit, commercial paper, and certain adjustable rate long-term debt instruments. At December 31, 2001 and 2000, the combined borrowings under these facilities totaled $147.0 million and $352.9 million, respectively. Based upon average borrowing rates under these facilities during the years ended December 31, 2001 and 2000, an increase of 100 basis points (1%) in the rates would have increased interest expense by $2.7 million and $1.4 million, respectively.

Commodity Price Risk. The Company's operations have limited exposure to commodity price risk for purchases and sales of natural gas for its retail customers due to current Indiana regulations, which subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas cost adjustment mechanisms.

The Company does not engage in wholesale marketing activities that may expose it to commodity price risk associated with fluctuating natural gas commodity prices.

Other Risks. The Company's customer receivables from gas sales and gas transportation services are primarily derived from a diversified base of residential, commercial, and industrial customers located in Indiana. The Company manages credit risk associated with its receivables by continually reviewing creditworthiness and requests cash deposits or refunds cash deposits based on that review.

ITEM 8.  Financial Statements and Supplementary Data



                                Table of Contents
                                                                         Page
                                                                        Number
Financial Information of Indiana Gas Company, Inc.
   1   Management's Responsibility for Financial Statements ....          19
   2   Report of Independent Public Accountants ................          20
   3   Audited Financial Statements.............................          21
   4   Notes to Audited Financial Statements....................          26

Financial Statement Schedule of Indiana Gas Company, Inc. (a)
   5   Schedule II-Valuation and Qualifying Accounts for the
       years ended December 31, 2001, 2000, and 1999............          44

Financial Information of the Ohio operations
   1   Management's Responsibility for Financial Statements ....          45
   2   Report of Independent Public Accountants ................          46
   3   Financial Statements.....................................          47
   4   Notes to Financial Statements............................          51

Financial Statement Schedule of the Ohio operations (a)
   5   Schedule II-Valuation and Qualifying Accounts for the
       years ended December 31, 2001 and 2000...................          60



(a) All other schedules are omitted as the required information is inapplicable or the information is presented in the Financial Statements or related notes.

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

The integrity and objectivity of the data in this report, including required estimates and judgments, are the responsibilities of management. Management maintains a system of internal control and utilizes an internal auditing program to provide reasonable assurance of compliance with company policies and procedures and the safeguard of assets.

The board of directors of Vectren Corporation (Vectren), the parent company of Indiana Gas, pursues its responsibility for these financial statements through its audit committee, which meets periodically with management, the internal auditors and the independent auditors, to assure that each is carrying out its responsibilities. Both the internal auditors and the independent auditors meet with the audit committee of Vectren's board of directors, with and without management representatives present, to discuss the scope and results of their audits, their comments on the adequacy of internal accounting control and the quality of financial reporting.


/S/ Niel C. Ellerbrook
Niel C. Ellerbrook
Chairman & Chief Executive Officer
January 24, 2002.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder and Board of Directors of Indiana Gas Company, Inc.:

We have audited the accompanying balance sheets of Indiana Gas Company, Inc. (an Indiana corporation) as of December 31, 2001 and 2000, and the related statements of income, common shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Gas Company, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                  /S/ Arthur Andersen LLP
                                                      Arthur Andersen LLP
Indianapolis, Indiana,
January 24, 2002.

                            INDIANA GAS COMPANY, INC.
                                 BALANCE SHEETS
                                 (In thousands)



                                                              At December 31,
                                                         -----------------------
                                                             2001         2000
                                                         -----------------------
            ASSETS

Utility Plant
   Original cost                                         $1,094,349   $1,056,945
   Less:  Accumulated depreciation & amortization           458,310      434,845
                                                         ----------   ----------
        Net utility plant                                   636,039      622,100
                                                         ----------   ----------
Current Assets
    Cash & cash equivalents                                     294          300
    Accounts receivable, less reserves of $987 &
        $2,063, respectively                                 49,788       81,225
    Receivables from other Vectren companies                  2,252       11,774
    Accrued unbilled revenues                                38,557       69,444
    Inventories                                              15,341       12,004
    Recoverable natural gas costs                            34,497       38,096
    Prepayments & other current assets                       48,067       62,131
                                                         ----------   ----------
        Total current assets                                188,796      274,974
                                                         ----------   ----------
Investment in the Ohio operations                           223,624      220,802
Other investments                                             1,734        1,355
Non-utility property-net                                        303        2,023
Regulatory assets                                            14,720       15,419
Other assets                                                  9,652        3,840
                                                         ----------   ----------
TOTAL ASSETS                                             $1,074,868   $1,140,513
                                                         ==========   ==========



     The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                                 BALANCE SHEETS
                                 (In thousands)

                                                            At December 31,
                                                      --------------------------
                                                            2001           2000
                                                      -----------    -----------
          LIABILITIES & SHAREHOLDER'S EQUITY

Capitalization
   Common shareholder's equity
      Common stock (no par value)                     $   242,995    $   142,995
      Retained earnings                                    75,927         90,499
      Accumulated other comprehensive income               (2,382)             -
                                                      -----------    -----------
        Total common shareholder's equity                 316,540        233,494
                                                      -----------    -----------
   Long-term debt-net of current maturities
       & debt subject to tender                           260,972        281,109
   Long-term debt to VUHI                                 147,270              -
                                                      -----------    -----------
        Total capitalization                              724,782        514,603
                                                      -----------    -----------
Commitments & Contingencies (Notes 4, 9-11)

Current Liabilities
   Accounts payable                                        25,642          4,453
   Accounts payable to affiliated companies                21,337         97,815
   Payables to other Vectren companies                      9,755         20,669
   Accrued liabilities                                     42,757         46,884
   Short-term borrowings                                        -        134,724
   Short-term borrowings to VUHI                          134,298        218,200
   Long-term debt subject to tender                        11,500              -
   Current maturities of long-term debt                     1,250              -
                                                      -----------    -----------
      Total current liabilities                           246,539        522,745
                                                      -----------    -----------
Deferred Credits & Other Liabilities
   Deferred income taxes                                   50,970         51,647
   Deferred credits & other liabilities                    52,577         51,518
                                                      -----------    -----------
      Total deferred credits & other liabilities          103,547        103,165
                                                      -----------    -----------

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY              $ 1,074,868    $ 1,140,513
                                                      ===========    ===========

     The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                              STATEMENTS OF INCOME
                                 (In thousands)

                                                   Year Ended December 31,
                                           -------------------------------------
                                               2001          2000          1999
                                           ---------     ---------     ---------

OPERATING REVENUES                         $ 580,258     $ 598,113     $ 431,361
COST OF GAS                                  373,610       390,474       226,817
                                           ---------     ---------     ---------
GAS OPERATING MARGIN                         206,648       207,639       204,544
                                           ---------     ---------     ---------
OPERATING EXPENSES
   Other operating                            95,250        99,810        91,829
   Merger & integration costs                    576        16,846             -
   Restructuring costs                         8,668             -             -
   Depreciation & amortization                38,053        36,659        34,585
   Income taxes                                3,556         7,251        16,734
   Taxes other than income taxes              15,802        15,858        15,695
                                           ---------     ---------     ---------
     Total operating expenses                161,905       176,424       158,843
                                           ---------     ---------     ---------

OPERATING INCOME                              44,743        31,215        45,701

OTHER INCOME
   Equity in earnings of the Ohio
       operations-net of tax                   2,822         2,721             -
   Other - net                                  (190)         (318)        1,065
                                           ---------     ---------     ---------
     Total other income                        2,632         2,403         1,065
                                           ---------     ---------     ---------
Interest expense                              36,009        22,409        17,024
                                           ---------     ---------     ---------
NET INCOME                                 $  11,366     $  11,209     $  29,742
                                           =========     =========     =========


     The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Year Ended December 31,
                                                       ------------------------------
                                                           2001       2000      1999
                                                       ---------  ---------  --------
CASH FLOWS FROM (REQUIRED FOR) OPERATING ACTIVITIES
   Net income                                          $  11,366  $  11,209  $ 29,742
   Adjustments to reconcile net income to cash
        from operating activities:
      Depreciation & amortization                         38,053     36,659    34,585
      Deferred income taxes & investment tax credits       8,404        531    (1,412)
      Equity in earnings of the Ohio operations           (2,822)    (2,721)        -
      Other non-cash charges- net                         14,485     11,018     8,351

      Changes in assets & liabilities:
         Accounts receivable, including to Vectren
             companies & accrued unbilled revenue         64,176    (91,135)  (10,287)
         Inventories                                      (3,337)     1,531     5,507
         Recoverable fuel & natural gas costs              3,599    (48,300)   (4,139)
         Prepayments & other current assets               14,064    (28,840)  (22,363)
         Regulatory assets                                (7,854)   (11,647)      747
         Accounts payable, including to Vectren
             companies & affiliated companies            (66,203)    85,826     4,564
         Accrued liabilities                              (8,505)    (4,379)   (9,909)
         Other noncurrent assets & liabilities            (8,826)     2,310     1,002
                                                       ---------  ---------  --------
         Total adjustments                                45,234    (49,147)    6,646
                                                       ---------  ---------  --------
         Net cash flows from (required for)
             operating activities                         56,600    (37,938)   36,388
                                                       ---------  ---------  --------
CASH FLOWS (REQUIRED FOR) FROM FINANCING
ACTIVITIES
   Proceeds from:
      Long-term debt to VUHI                             147,270          -         -
      Issuance of common stock                           100,000          -         -
      Long-term debt                                           -     70,000    30,000
   Requirements for:
      Dividends on common stock                          (25,938)   (26,337)  (27,000)
      Retirement of long-term debt                        (7,387)      (740)  (10,115)
   Net change in short-term borrowings,
          including to VUHI                             (218,626)   270,752    33,497
                                                       ---------  ---------  --------
         Net cash flows (required for) from
            financing activities                          (4,681)   313,675    26,382
                                                       ---------  ---------  --------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
   Capital expenditures                                  (51,925)   (62,409)  (62,437)
   Investment in the Ohio operations                           -   (218,081)        -
   Other investments                                           -      4,700         -
                                                       ---------  ---------  --------
         Net cash flows (required for) investing
             activities                                  (51,925)  (275,790)  (62,437)
                                                       ---------  ---------  --------
Net (decrease) increase in cash & cash
   equivalents                                                (6)       (53)      333

Cash & cash equivalents at beginning of period               300        353        20
                                                       ---------  ---------  --------
Cash & cash equivalents at end of period               $     294  $     300  $    353
                                                       =========  =========  ========

     The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                    STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                                Accumulated
                                                                   Other
                                            Common    Retained Comprehensive
                                             Stock    Earnings     Loss         Total
                                           --------   -------- -------------   --------
Balance at December 31, 1998               $142,995   $102,885     $     -     $245,880

Net income & comprehensive income                       29,742                   29,742
Common stock dividends                                 (27,000)                 (27,000)
                                           --------   --------     -------     --------

Balance at December 31, 1999                142,995    105,627           -      248,622

Net income & comprehensive income                       11,209                   11,209
Common stock dividends                                 (26,337)                 (26,337)
                                           --------   --------     -------     --------

Balance at December 31, 2000                142,995     90,499           -      233,494

Comprehensive income:
Net income                                              11,366                   11,366
Minimum pension liability adjustments-
     net of tax                                                     (2,382)      (2,382)
                                           --------   --------     -------     --------
Total comprehensive income                                                        8,984
                                           --------   --------     -------     --------
Common stock:
     Issuance                               100,000                             100,000
     Dividends                                         (25,938)                 (25,938)
                                           --------   --------     -------     --------
Balance at December 31, 2001               $242,995   $ 75,927     $(2,382)    $316,540
                                           ========   ========     =======     ========


     The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

1.   Organization and Nature of Operations

Overview
 Indiana Gas Company, Inc. (the Company or Indiana Gas), an Indiana corporation, provides natural gas distribution and transportation services to a diversified customer base in 311 communities in 49 of Indiana's 92 counties. Indiana Gas is a direct subsidiary of Vectren Utility Holdings, Inc. (VUHI). VUHI is a direct, wholly owned subsidiary of Vectren Corporation (Vectren).

Vectren was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with Accounting Principles Board (APB) Opinion No. 16 "Business Combinations."

Vectren's wholly owned subsidiary, VUHI, serves as the intermediate holding company for its three operating public utilities: Indiana Gas, formerly a wholly owned subsidiary of Indiana Energy, Inc., Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, Inc., and the Ohio operations (defined hereafter). Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

Investment in the Gas Distribution Assets of The Dayton Power and Light Company On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company (DP&L) for approximately $465.0 million as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53% undivided ownership interest in the assets, and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, and these assets are referred to as "the Ohio operations." Indiana Gas' ownership is accounted for on the equity method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Its ownership interest is included in investment in the Ohio operations, and its interest in the results of operations is included in equity in earnings of the Ohio operations. Indiana Gas' initial investment of approximately $218.1 million was funded with a combination of short-term borrowings from VUHI and Indiana Gas' commercial paper program.

Because the Ohio operations are a significant subsidiary as defined by Rule 4-08(g) of Regulation S-X, the financial statements of the Ohio operations are included in this filing under Part II Item 8 Financial Statements and Supplementary Data.

2.   Summary of Significant Accounting Policies

A.   Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

B.   Cash & Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents. Cash paid during the periods reported for interest and income taxes is as follows:

                                                Year Ended December 31,
                                         -------------------------------------
 In thousands                               2001          2000           1999
                                         --------      --------       --------
Cash paid during the year for:
  Interest (net of amount capitalized)   $ 34,011      $ 22,903       $ 16,463
  Income taxes                                  -        23,188         21,921
                                         --------      --------       --------


C.   Inventories
Inventories consist of the following:

                                          At December 31,
                                    --------------------------
In thousands                           2001              2000
                                    --------          --------
Gas in storage-at LIFO cost         $ 13,895          $ 10,926
Other                                    846               836
Materials & supplies                     600               242
                                    --------          --------
       Total inventories            $ 15,341          $ 12,004
                                    ========          ========


Based on the average cost of gas purchased during December, the cost of replacing the current portion of gas in storage carried at LIFO cost exceeded LIFO cost at December 31, 2001 and 2000 by approximately $2.0 million and $29.0 million, respectively. All other inventories are carried at average cost.

D.   Utility Plant & Depreciation
Utility plant is stated at historical cost, including an allowance for the cost of funds used during construction (AFUDC). Depreciation of utility plant is provided using the straight-line method over the estimated service lives of the depreciable assets. The average depreciation rate is 3.8% in 2001 and 3.9% in 2000.

AFUDC represents the cost of borrowed and equity funds used for construction purposes and is charged to construction work in progress during the construction period and is included in other - net in the Statements of Income. The total AFUDC capitalized into utility plant and the portion of which was computed on borrowed and equity funds for all periods reported is as follows:

                                             Year Ended December 31,
                                     --------------------------------------
 In thousands                         2001             2000            1999
                                     -----          -------           -----
AFUDC - equity funds                 $ 545            $ 595           $ 443
AFUDC - borrowed funds                 444              487             362
                                     -----          -------           -----
      Total AFUDC capitalized        $ 989          $ 1,082           $ 805
                                     =====          =======           =====


Maintenance and repairs, including the cost of removal of minor items of property and planned major maintenance projects, are charged to expense as incurred. When property that represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to accumulated depreciation.

E.   Impairment Review of Long-Lived Assets
Long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as facts and circumstances indicate that the carrying amount may be impaired. Specifically, the evaluation for impairment involves the comparison of an asset's carrying value to the estimated future cash flows the asset is expected to generate over its remaining life. If this evaluation were to conclude that the carrying value of the asset is impaired, an impairment charge would be recorded as a charge to operations based on the difference between the asset's carrying amount and its fair value. (See Note 14 for further information on the adoption of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.")

F.   Regulation
Retail public utility operations affecting Indiana customers are subject to regulation by the Indiana Utility Regulatory Commission (IURC).

SFAS 71
The Company's accounting policies give recognition to the rate-making and accounting practices of this agency and to accounting principles generally accepted in the United States, including the provisions of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Regulatory assets represent probable future revenues associated with certain incurred costs, which will be recovered from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the rate-making process.

The Company continually assesses the recoverability of costs recognized as regulatory assets and the ability to continue to account for its activities in accordance with SFAS 71, based on the criteria set forth in SFAS 71. Based on current regulation, the Company believes such accounting is appropriate. If all or part of the Company's operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities could be required. In addition, the Company would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets. Regulatory assets consist of the following:

                                             At December 31,
                                           ------------------
 In thousands                                 2001       2000
                                           --------   --------
Unamortized debt discount & expenses       $ 13,208   $ 13,855
Other                                         1,512      1,564
                                           --------   --------
     Total regulatory assets               $ 14,720   $ 15,419
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

As of December 31, 2001, all regulatory assets are reflected in rates charged to customers. For both December 31, 2001 and 2000, the weighted average recovery period of regulatory assets included in rates is 23.0 years.

The Company records any under-or-over-recovery resulting from gas cost adjustment clauses each month in revenues. A corresponding asset or liability is recorded until the under-or-over-recovery is billed or refunded to utility customers. The cost of gas sold is charged to operating expense as delivered to customers.

G.   Comprehensive Income
Comprehensive income is a measure of all changes in equity that result from the transactions or other economic events during the period from non-shareholder transactions. This information is reported in the Statements of Common Shareholder's Equity. The transaction resulting in other comprehensive income relates to a minimum pension liability adjustment which is a loss of $3.8 million ($2.4 million after tax).

H.   Revenues
Revenues are recorded as products and services are delivered to customers. To more closely match revenues and expenses, the Company records revenues for all gas delivered to customers but not billed at the end of the accounting period.

I.   Excise Taxes
Excise taxes are included in rates charged to customers. Accordingly, the Company records excise tax received as a component of operating revenues. Excise taxes paid are recorded as a component of taxes other than income taxes.

J.   Earnings Per Share
Earnings per share are not presented as the Company's common stock is wholly owned by Vectren Utility Holdings, Inc.

K.   Reclassifications
Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.

3.   Special Charges

Merger & Integration Costs
Merger and integration costs incurred for the years ended December 31, 2001 and 2000 were $0.6 million and $16.8 million, respectively. Merger and integration activities resulting from the 2000 merger were completed in 2001. Merger costs are reflected in the financial statements of Vectren's operating subsidiaries in which merger savings are expected to be realized.

Since March 31, 2000, $17.4 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $11.9 million. Of this amount, $4.8 million related to employee and executive severance costs, $5.0 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. At December 31, 2001, the remaining accrual related to employee severance was not significant. The remaining $5.5 million was expensed ($4.9 million in 2000 and $0.6 million in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations, internal labor of employees assigned to integration teams, investor relations communication activities, and certain benefit costs.

During the merger planning process, approximately 81 positions were identified for elimination. As of December 31, 2001, all such identified positions have been vacated.

The integration activities experienced by the Company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, management retired certain information systems in 2001. Accordingly, the useful lives of these assets were shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren, and the fees allocated by the subsidiary for the use of these systems by the Company's subsidiaries are reflected in other operating expenses. As a result of the shortened useful lives, additional fees were incurred by the Company, resulting in additional other operating expense of $9.6 million ($6.0 million after tax) for the year ended December 31, 2001 and $11.4 million ($7.1 million after tax) for the year ended December 31, 2000.

Restructuring & Related Charges
As part of continued cost saving efforts, in June 2001, Vectren's management and the board of directors approved a plan to restructure, primarily, its regulated operations. The restructuring plan included the elimination of certain administrative and supervisory positions in its utility operations and corporate office. Charges of $5.4 million were expensed in June 2001 as a direct result of the restructuring plan. Additional charges of $3.3 million were incurred during the remainder of 2001 primarily for consulting fees, employee relocation, and duplicate facilities costs. In total, the Company has incurred restructuring charges of $8.7 million. These charges were comprised of $3.2 million for employee severance, related benefits and other employee related costs, $4.0 million for lease termination fees related to duplicate facilities and other facility costs, and $1.5 million for consulting and other fees incurred through December 31, 2001. Components of restructuring expense incurred through December 31, 2001 are as follows:

                               Accrual for     Incurred Expenses
                                Expected     ----------------------      Total
In thousands                  Cash Payments  Paid in Cash  Non-Cash     Expense
                              -------------  ------------  --------     -------
Severance & related costs       $   960        $ 2,196      $    -      $ 3,156
Lease termination fees            3,000              -       1,040        4,040
Consulting fees & other               -          1,472           -        1,472
                                -------        -------      ------      -------
             Total              $ 3,960        $ 3,668      $1,040      $ 8,668
                                =======        =======      ======      =======


The $3.2 million expensed for employee severance and related costs is associated with approximately 45 employees. Employee separation benefits include severance, healthcare, and outplacement services. As of December 31, 2001, approximately 38 employees have exited the business. The restructuring program was completed during 2001, except for the departure of the remaining employees impacted by the restructuring and the final settlement of the lease obligation.

Components of the accrual for expected cash payments, which is included in accrued liabilities, as of December 31, 2001 is as follows:

                                Accrual at                      Accrual at
                                 June 30,   Cash                December 31,
 In thousands                      2001    Payments  Additions      2001
                                ---------  --------  ---------  -----------
Severance and related costs      $ 2,620   $ 1,923    $  263       $  960
Lease termination fees             2,000         -     1,000        3,000
                                 -------   -------    ------       ------
      Total                      $ 4,620   $ 1,923    $1,263       $3,960
                                 =======   =======    ======       ======

4.   Transactions with Other Vectren Companies

Support Services & Purchases
Vectren and certain subsidiaries of Vectren have provided corporate, general and administrative services to the Company including legal, finance, tax, risk management and human resources. The costs have been allocated to the Company using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had the Company secured those services on a stand-alone basis. For the year ended December 31, 2001, 2000, and 1999, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $63.4 million, $33.3 million, and $31.4 million, respectively. Certain costs allocated in 2001 were previously incurred by the Company directly.

Amounts owed to other Vectren companies totaled $9.8 million and $20.7 million at December 31, 2001 and 2000, respectively. Amounts due from other Vectren companies totaled $2.3 million and $11.8 million at December 31, 2001 and 2000, respectively.

Cash Management & Borrowing Arrangements
The Company participates in a centralized cash management program with Vectren, other wholly owned subsidiaries, and banks which permits funding of checks as they are presented.

See Note 6 regarding long-term and short-term intercompany borrowing arrangements.

Guarantees of Parent Company Debt
Vectren's three operating utility companies, SIGECO, VEDO, and Indiana Gas are guarantors of VUHI's $350.0 million commercial paper program, of which approximately $273.3 million is outstanding at December 31, 2001 and VUHI's $350.0 million unsecured senior notes outstanding at December 31, 2001. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies. These guarantees are full and unconditional and joint and several.

Stock Based Incentive Plans
The Company does not have stock-based compensation plans separate from Vectren. The Company's employees participate in Vectren's stock-based compensation plans that provide for awards of restricted stock and stock options to purchase Vectren common stock at prices equal to the fair value of the underlying shares at the date of grant. Consistent with Vectren, the Company accounts for participation in these plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in measuring compensation costs for its stock options. Had compensation cost for stock options been determined consistent with SFAS No. 123, "Accounting for Stock-based Compensation," a fair value based model, net income would not have been materially different than reported net income.

Resulting from the merger of Indiana Energy and SIGCORP into Vectren, the Company incurred approximately $1.0 million in compensation expense related to the issuance of approximately 48,000 shares of restricted stock to individuals employed by Indiana Energy at the merger date.

5.   Transactions with Vectren Affiliates

ProLiance Energy, LLC
ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens Gas) and others in April 1996. The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC. On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

The IURC has recently commenced processing the GCA proceeding regarding the three pricing issues. The IURC has indicated that it will also consider the prospective relationship of ProLiance with the utilities in this proceeding. Discovery is ongoing, and an evidentiary hearing is scheduled for May 2002. Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract

In August 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand (CID) from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationships with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce had been restrained. In October 2001, the Antitrust Division of the Department of Justice informed the Company that it closed the investigation without further action.

Purchases from ProLiance for resale and for injections into storage for the years ended December 31, 2001, 2000, and 1999 totaled $369.5 million, $401.4 million, and $240.7 million, respectively. Amounts charged by ProLiance are market based as evidenced by a competitive bidding process for capacity and storage services and commodity indexes.

Other Affiliate Transactions
Vectren has ownership interests in other companies that provide materials management, underground construction and repair, facilities locating, and meter reading to the Company. Fees for these services and construction-related expenditures totaled $21.1 million, $6.6 million, and $5.9 million, respectively, for the years ended December 31, 2001, 2000, and 1999. Amounts charged by these affiliates are market based.

Payables to Affiliates
Amounts owed to unconsolidated affiliates of Vectren approximated $21.3 million and $97.8 million at December 31, 2001 and 2000, respectively, and are included in accounts payable to affiliated companies in the Balance Sheets.

6.   Borrowing Arrangements

Long-Term Debt
Senior unsecured obligations outstanding and classified as long-term are as follows.

                                                           At December 31,
                                                        -----------------------
 In thousands                                              2001           2000
                                                        --------       --------
   Fixed Rate Senior Unsecured Notes Payable to VUHI:
      2011, 6.625%                                      $ 98,920       $      -
      2031, 7.25%                                         48,350              -
                                                        --------       --------
      Total long-term debt to VUHI                      $147,270       $      -
                                                        ========       ========
   Fixed Rate Senior Unsecured Notes Payable to
          Third Parties:
      2003, Series F, 5.75%                             $ 15,000       $ 15,000
      2004, Series F, 6.36%                               15,000         15,000
      2007, Series E, 6.54%                                6,500          6,500
      2013, Series E, 6.69%                                5,000          5,000
      2015, Series E, 7.15%                                5,000          5,000
      2015, Insured Quarterly, 7.15%                      20,000         20,000
      2015, Series E, 6.69%                                5,000          5,000
      2015, Series E, 6.69%                               10,000         10,000
      2021, Private Placement, 9.375%,
        $1,250 due annually in 2002                       25,000         25,000
      2021, Series A, 9.125%                                   -          7,000
      2025, Series E, 6.31%                                5,000          5,000
      2025, Series E, 6.53%                               10,000         10,000
      2027, Series E, 6.42%                                5,000          5,000
      2027, Series E, 6.68%                                3,500          3,500
      2027, Series F, 6.34%                               20,000         20,000
      2028, Series F, 6.75%                               13,722         14,109
      2028, Series F, 6.36%                               10,000         10,000
      2028, Series F, 6.55%                               20,000         20,000
      2029, Series G, 7.08%                               30,000         30,000
      2030, Insured Quarterly, 7.45%                      50,000         50,000
                                                        --------       --------
Total long-term debt outstanding                         273,722        281,109
Less: Debt subject to tender                              11,500              -
      Current maturities                                   1,250              -
                                                        --------       --------
      Total long-term debt-net                          $260,972       $281,109
                                                        ========       ========

Issuances Payable to VUHI
At December 31, 2001, the Company has $147.3 million of long-term debt outstanding with VUHI. Of this amount, $48.4 million has terms that are identical to the terms of notes issued by VUHI in October 2001 (October Notes) and $98.9 million has terms identical to the notes issued by VUHI in December 2001 (December Notes), both through public offerings. The October Notes have an aggregate principal amount of $100.0 million and an interest rate of 7.25%. The December Notes have an aggregate principal amount of $250.0 million and an interest rate of 6.625%, priced at 99.302% to yield 6.69% to maturity.

The issues have no sinking fund requirements, and interest payments are due quarterly for the October Notes and semi-annually for the December Notes. The October Notes are due October 2031, but may be called by VUHI, in whole or in part, at any time after October 2006 at 100% of the principal amount plus any accrued interest thereon. The December Notes are due December 2011, but may be called by VUHI, in whole or in part, at any time for an amount equal to accrued and unpaid interest, plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined in VUHI's indenture, plus 25 basis points.

Issuances Payable to Third Parties
In December 2000, $20.0 million of 15-Year Insured Quarterly (IQ) Notes at an interest rate of 7.15% and $50.0 million of 30-Year IQ Notes at an interest rate of 7.45% were issued. Indiana Gas may call the 15-Year IQ Notes, in whole or in part, from time to time on or after December 15, 2004 and has the option to redeem the 30-Year IQ Notes in whole or in part, from time to time on or after December 15, 2005. The IQ notes have no sinking fund requirements. The net proceeds totaling $67.9 million were used to repay outstanding commercial paper utilized for general corporate purposes.

Long-Term Debt Sinking Fund Requirements & Maturities
Maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 2001 (in millions) are $1.3 in 2002, $16.3 in 2003, $16.3 in 2004, $1.3 in 2005, and $1.3 in 2006.

Long-Term Debt Put & Call Provisions
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity. These provisions allow holders to put debt back to the Company at face value or the Company to call debt at face value or at a premium. Long-term debt subject to tender during the years following 2001 (in millions) is $11.5 in 2002, $0 in 2003, $3.5 in 2004, $10.0 in 2005, $0 in 2006 and $60.0 thereafter.

Short-Term Borrowings
Indiana Gas' $155.0 million commercial paper program expired in 2001 and was not required and, therefore, not renewed. As of December 31, 2001, the Company has no short-term borrowing arrangements with third parties and relies entirely on the short-term borrowing arrangements of VUHI for short-term working capital needs. Borrowings outstanding at December 31, 2001 were $134.3 million. The intercompany credit line totals $325.0 million, but is limited to VUHI's available capacity ($76.7 million at December 31, 2001) and is subject to the same terms and conditions as VUHI's commercial paper program. Short-term borrowings bear interest at VUHI's weighted average daily cost of short-term funds. See the table below for interest rates and outstanding balances.

                                                     Year ended December 31,
                                                  -----------------------------
                                                      2001      2000      1999
                                                  ---------  --------  --------
Weighted average total outstanding during
  the year to third parties (in thousands)        $ 112,182  $ 99,257  $ 38,068
Weighted average total outstanding during
  the year payable to VUHI (in thousands)         $ 159,632  $ 36,367       N/A
Weighted average interest rates during the year:
       Bank loans                                      N/A      7.10%       N/A
       Commercial paper                               4.65%     6.10%     5.50%
       VUHI                                           5.24%     6.62%       N/A

Covenants
Borrowing arrangements contain customary default provisions, restrictions on liens, sale leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage and interest coverage, among other restrictions. As of December 31, 2001, the Company was in compliance with all financial covenants.

7.   Income Taxes

Vectren and subsidiary companies file a consolidated federal income tax return. Indiana Gas' current and deferred tax expense is computed on a separate company basis. The components of income tax expense and utilization of investment tax credits are as follows:

                                            Year Ended December 31,
                                        -------------------------------
 In thousands                              2001      2000         1999
                                        -------    -------      -------
Current:
       Federal                          $(4,826)   $ 6,863      $15,600
       State                                (22)      (143)       2,546
                                        -------    -------      -------
Total current taxes                      (4,848)     6,720       18,146
                                        -------    -------      -------
Deferred:
       Federal                            8,671        309         (484)
       State                                660      1,152            2
                                        -------    -------      -------
Total deferred taxes                      9,331      1,461         (482)
                                        -------    -------      -------
Amortization of investment tax credits     (927)      (930)        (930)
                                        -------    -------      -------
       Total income tax expense         $ 3,556    $ 7,251      $16,734
                                        =======    =======      =======


A reconciliation of the Federal statutory rate to the effective income tax rate is as follows:

                                                    Year Ended December 31,
                                                ------------------------------
                                                2001       2000         1999
                                                ------     ------       ------
Statutory rate                                  35.0 %     35.0 %       35.0 %
State and local taxes, net of Federal benefit    3.4        4.2          3.6
Nondeductible merger costs                         -       11.4            -
Amortization of investment tax credit           (7.7)      (5.9)        (2.0)
All other-net                                   (1.3)       1.4         (0.6)
                                                ------     ------       ------
       Effective tax rate                       29.4 %     46.1 %       36.0 %
                                                ======     ======       ======




The liability method of accounting is used for income taxes under which deferred income taxes are recognized to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities at currently enacted income tax rates. Significant components of the net deferred tax liability as of December 31, 2001 and 2000 are as follows:

                                                           At December 31,
                                                     -------------------------
 In thousands                                           2001            2000
                                                     --------         --------
Deferred tax liabilities:
  Depreciation & cost recovery timing differences    $ 65,170         $ 65,641
  Deferred fuel costs, net                             14,749           12,127
  Regulatory assets recoverable through
      future rates                                      8,832            9,137
Deferred tax assets:
  Regulatory liabilities to be settled
      through future rates                             (8,817)          (4,414)
  LIFO inventory                                       (2,020)          (7,900)
  Tax credit carryforward                                   -          (13,151)
Other - net                                           (14,215)          (5,566)
                                                     --------         --------
      Net deferred tax liability                     $ 63,699         $ 55,874
                                                     ========         ========


The Company has no tax credit carryforwards at December 31, 2001. At December 31, 2000, the Company has Alternative Minimum Tax Credit carryforwards of approximately $13.2 million, which were utilized in 2001.

8.   Retirement Plans & Other Postretirement Benefits

Effective July 1, 2000, the SIGCORP and Indiana Energy defined benefit pension plans, retirement savings plans, and postretirement health care plans and life insurance plans for employees not covered by a collective bargaining unit were merged. The merged plans became Vectren plans, and as a result, the respective plan assets and plan obligations were transferred to Vectren through cash receipt for assets and cash payment for obligations. The transfers resulted in no gain or loss.

Indiana Gas continues to maintain defined benefit pension and other postretirement benefit plans which cover eligible full-time hourly and salaried employees covered by collective bargaining arrangements. Because employees of other Vectren companies also participate in the plans, a portion of the benefit cost and net amount recognized is allocated to those companies. The plans are primarily non-contributory. The non-pension plans include plans for health care and life insurance through a combination of self-insured and fully insured plans.

The detailed disclosures of benefit components that follow are based on actuarial valuations performed as of December 31, 2001, and 2000 and for each of the three years in the period ended December 31, 2001, using a measurement date as of September 30. Net periodic benefit cost consists of the following components:

                                                     Year Ended December 31,
                                     ----------------------------------------------------
                                              Benefits                 Other Benefits
                                     -------------------------  -------------------------
 In thousands                          2001     2000     1999     2001     2000     1999
                                     -------  -------  -------  -------  -------  -------
Service cost                         $ 1,287  $   671  $ 1,617  $   499  $   786  $   882
Interest cost                          2,976    2,373    4,887    3,791    3,989    3,136
Expected return on plan assets        (4,099)  (3,671)  (7,310)       -        -        -
Amortization of prior service cost       223       24        -        -        -        -
Amortization of transitional
   obligation (asset)                   (384)    (384)    (316)   1,828    2,444    1,955
Amortization of actuarial gain           (75)     (96)     108        -     (659)    (132)
Settlement, curtailment, & other
  charges (credits)                        -        -        -     (487)       -        -
                                     -------  -------  -------  -------  -------  -------
Net plan periodic benefit cost           (72)  (1,083)  (1,014)   5,631    6,560    5,841
Less: Allocations to other Vectren
        companies                        (21)       -        -    1,202      188      199
                                     -------  -------  -------  -------  -------  -------
    Net Indiana Gas periodic
        benefit cost                 $   (51) $(1,083) $(1,014) $ 4,429  $ 6,372  $ 5,642
                                     =======  =======  =======  =======  =======  =======

A reconciliation of the plan's benefit obligations, fair value of plan assets, funded status and amounts recognized in the Balance Sheets follows:


                                          Pension Benefits          Other Benefits
                                       ----------------------    ----------------------
 In thousands                              2001         2000         2001         2000
                                       ---------    ---------    ---------    ---------
Benefit Obligation:
Benefit obligation at beginning
   of year                             $  36,120    $  69,281    $  51,697    $  43,371
Service cost - benefits earned
   during the year                         1,287          671          499          786
Interest cost on projected benefit
   obligation                              2,976        2,373        3,791        3,989
Plan amendments                            3,973            -            -            -
Transfers                                      -      (37,078)           -            -
Benefits paid                             (2,750)      (2,925)        (869)      (4,314)
Actuarial loss                             2,239        3,798       (1,324)       7,865
                                       ---------    ---------    ---------    ---------
   Benefit obligation at end of year   $  43,845    $  36,120    $  53,794    $  51,697
                                       =========    =========    =========    =========
Fair Value of Plan Assets:
Plan assets at fair value at
   beginning of year                   $  49,054    $ 101,211          $ -          $ -
Actual return on plan assets              (3,903)       5,653            -            -
Employer contributions                         -            -          869        4,314
Transfers                                      -      (54,885)           -            -
Benefits paid                             (2,750)      (2,925)        (869)      (4,314)
                                       ---------    ---------    ---------    ---------
    Fair value of plan assets at
      end of year                      $  42,401    $  49,054    $       -    $       -
                                       =========    =========    =========    =========

Funded Status:                         $  (1,444)   $  12,934    $ (53,794)   $ (51,697)
Unrecognized transitional
   obligation (asset)                       (287)        (671)      23,103       24,931
Unrecognized service cost                  2,409          255            -            -
Unrecognized net (gain) loss              (4,125)      (7,788)      (5,092)      (4,254)
                                       ---------    ---------    ---------    ---------
Net amount recognized for plans            4,803        4,730      (35,783)     (31,020)
Less:  Allocations to other
       Vectren companies                       -            -       (6,546)      (1,083)
                                       ---------    ---------    ---------    ---------
      Net amount recognized for
        Indiana Gas                    $   4,803    $   4,730    $ (29,237)   $ (29,937)
                                       =========    =========    =========    =========

As of December 31, 2001 the Company incurred an additional minimum pension liability of approximately $6.2 million which is included in deferred credits and other liabilities. This liability is offset by an intangible asset of approximately $2.4 million, which is included in other noncurrent assets and a pre-tax charge to accumulated comprehensive income approximating $3.8 million. At both December 31, 2001 and 2000 the net amount recognized for pensions is included in other noncurrent assets and for postretirement obligations is included in deferred credits and other liabilities.

At December 31, 2001, the pension plan had an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation for the Company's plan was $43.8 million. At December 31, 2000, the pension plan had plan assets in excess of its accumulated benefit obligation.

Weighted-average assumptions used to develop annual costs and the benefit obligation for these plans are as follows:

                                   Pension Benefits   Other Benefits
                                   ----------------   --------------
                                    2001      2000     2001    2000
                                    ----      ----    -----    ----
Discount rate                       7.25%     7.75%    7.25%   7.75%
Expected return on plan assets      9.00%     8.50%     N/A     N/A
Rate of compensation increase       4.75%     5.25%     N/A     N/A
CPI rate                             N/A       N/A    12.00%   7.00%
                                    ----      ----    -----    ----


As of December 31, 2001, the health care cost trend is 12.0% declining to 5.0% in 2006 and remaining level thereafter. Future changes in health care costs, work force demographics, interest rates, or plan changes could be significantly affect the estimated cost of these future benefits.

A 1.0% change in the assumed health care cost trend for the postretirement health care plan would have the following effects as of and for the year ended December 31, 2001:


In thousands                                       1% Increase      1% Decrease
-------------------------------------------------------------------------------
Effect on the aggregate of the service & interest
  cost components                                     $ 70            $ (61)
Effect on the postretirement benefit obligation        942             (825)
-------------------------------------------------------------------------------

9.   Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 5 regarding ProLiance Energy, LLC.

10.  Environmental Matters

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

In conjunction with data compiled by expert consultants, the Company has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, the Company has accrued costs that it reasonably expects to incur totaling approximately $20.4 million.

The estimated accrued costs are limited to the Company's proportionate share of the remediation efforts. The Company has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit the Company's share of response costs at these 19 sites to between 20% and 50%.

With respect to insurance coverage, the Company has received and recorded settlements from all known insurance carriers in an aggregate amount approximating its $20.4 million accrual.

Environmental matters related to manufactured gas plants have had no material impact on earnings since costs recorded to date approximate PRP and insurance settlement recoveries. While the Company has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

11.  Rate & Regulatory Matters

Gas Costs Proceedings
Commodity prices for natural gas purchases were significantly higher during the 2000 - 2001 heating season, primarily due to colder temperatures, increased demand and tighter supplies. Subject to compliance with applicable state laws, Vectren's utility subsidiaries are allowed full recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms.

In March 2001, the Company reached agreement with the Indiana Office of Utility Consumer Counselor (OUCC) and the Citizens Action Coalition of Indiana, Inc.
(CAC) regarding the matters raised by an IURC Order that disallowed $3.8 million of the Company's gas procurement costs for the 2000 - 2001 heating season which was recognized during the year ended December 31, 2000. As part of the agreement, the Company agreed to contribute an additional $1.7 million, of which $1.0 million was contributed to the Company's service territory, to assist qualified low income gas customers, and the Company agreed to credit $3.3 million of the $3.8 million disallowed amount to its customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order. In April 2001, the IURC issued an order approving the settlement. Substantially all of the financial assistance for low income gas customers has been distributed in 2001.

12.  Risk Management, Derivatives & Other Financial Instruments

Risk Management
The Company is exposed to market risks associated with commodity prices, interest rates, and counter-party credit. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program.

Interest Rate Risk. The Company is exposed to interest rate risk associated with its adjustable rate borrowing arrangements. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on operations.

Under normal circumstances, the Company tries to limit the amount of adjustable rate borrowing arrangements exposed to short-term interest rate volatility to a maximum of 25% of total debt. However, there are times when this targeted level of interest rate exposure may be exceeded.

Commodity Price Risk. The Company's operations have limited exposure to commodity price risk for purchases and sales of natural gas for its retail customers due to current Indiana regulations, which subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas cost adjustment mechanisms.

The Company does not engage in wholesale marketing activities that may expose it to commodity price risk associated with fluctuating natural gas commodity prices.

Other Risks. The Company's customer receivables from gas sales and gas transportation services are primarily derived from a diversified base of residential, commercial, and industrial customers located in Indiana. The Company manages credit risk associated with its receivables by continually reviewing creditworthiness and requests cash deposits or refunds cash deposits based on that review.

Impact of New Accounting Principle
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its market value and that changes in the derivative's market value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133, as amended, requires that as of the date of initial adoption, the difference between the market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes."

As of the date of adoption and through December 31, 2001, the Company was not engaged in any derivative or hedging activity as defined by SFAS 133, as amended; therefore, there was no impact at adoption or for the year ended December 31, 2001.

Fair Value of Other Financial Instruments
The carrying values and estimated fair values of the Company's other financial instruments are as follows:

                                              At December 31,
                               ----------------------------------------------
                                       2001                     2000
                               ---------------------    ---------------------
                               Carrying    Est. Fair    Carrying    Est. Fair
 In thousands                   Amount       Value       Amount       Value
                               --------    ---------    --------    --------
   Long-term debt              $273,722    $ 272,848    $281,109    $275,053
   Long-term debt to VUHI       147,270      147,270           -           -
   Short-term borrowings              -            -     134,724     134,724
   Short-term debt to VUHI      134,298      134,298     218,200     218,200
                               --------    ---------    --------    --------

Certain methods and assumptions must be used to estimate the fair value of financial instruments. The fair value of the Company's other financial instruments was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments with similar characteristics. Because of the maturity dates and variable interest rates of short-term borrowings, its carrying amount approximates its fair value.

Under current regulatory treatment, call premiums on reacquisition of long-term debt are generally recovered in customer rates over the life of the refunding issue or over a 15-year period. Accordingly, any reacquisition would not be expected to have a material effect on the Company's financial position or results of operations.

13.  Additional Operational & Balance Sheet Information

Other - net in the Statements of Income consists of the following:

                              Year ended December 31,
                           -----------------------------
 In thousands                2001       2000       1999
                           -------    -------    -------
AFUDC                      $   989    $ 1,082    $   805
Other income                   169      1,232        375
Other expense               (1,348)    (2,632)      (115)
                           -------    -------    -------
  Total other - net        $  (190)   $  (318)   $ 1,065
                           =======    =======    =======


Other current assets in the Balance Sheets consists of the following:

                                                   At December 31,
                                                  -----------------
 In thousands                                        2001      2000
                                                  -------   -------
Prepaid gas delivery service                      $33,987   $34,849
Other prepayments & current assets                 14,080    27,282
                                                  -------   -------
   Total prepayments & other current assets        $48,067   $62,131
                                                  =======   =======

Accrued liabilities in the Balance Sheets consists of the following:

                                            At December 31,
                                           -----------------
 In thousands                                 2001      2000
                                           -------   -------
Deferred income taxes                      $12,729   $ 4,227
Accrued taxes                               10,707    25,054
Refunds to customers & customer deposits     6,618     3,953
Accrued interest                             4,710     4,215
Other                                        7,993     9,435
                                           -------   -------
    Total accrued liabilities              $42,757   $46,884
                                           =======   =======


14.  Impact of Recently Issued Accounting Guidance

SFAS 141 & 142

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

SFAS 142 changes the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes will cease upon adoption of the statement. This includes goodwill recorded in past business combinations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

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

The adoption of SFAS 141 will not materially impact operations. As required by SFAS 142, amortization of goodwill relating to the Company's ownership interest in the Ohio operations, which is included in the equity in earnings of the Ohio operations, will cease on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 are not expected to have a significant impact on operations.


SFAS 143

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

SFAS 144

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 develops one accounting model for all impaired long-lived assets and long-lived assets to be disposed of. SFAS 144 replaces the existing authoritative guidance in FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain aspects of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business."

This new accounting model retains the framework of SFAS 121 and requires that those impaired long-lived assets and long-lived assets to be disposed of be measured at the lower of carrying amount or fair value (less cost to sell for assets to be disposed of), whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is evaluating the impact SFAS 144 will have on its operations.

15.  Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2001 and 2000 are as follows:

In thousands                         Q1         Q2          Q3          Q4
                               --------   --------    --------    --------
2001
     Operating revenues        $287,973   $ 91,105    $ 58,122    $143,058
     Operating income (loss)     23,796     (1,093)       (959)     22,999
     Net income (loss)           15,127    (11,563)    (10,346)     18,148
                               --------   --------    --------    --------

2000
     Operating revenues        $171,618   $ 86,303    $ 75,417    $264,775
     Operating income (loss)     13,494      1,111      (1,848)     18,458
     Net income (loss)            8,831     (3,497)     (6,720)     12,595
                               --------   --------    --------    --------


1. Information in any one quarterly period is not indicative of annual results due to the seasonal variations common to the Company's utility operations.

2.   Q2 of 2001 includes restructuring charges as described in Note 3.

3.   2001 & 2000 include merger and integration charges as described in Note 3.

                                                                     SCHEDULE II

                            Indiana Gas Company, Inc.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


Column A                                   Column B         Column C          Column D    Column E
----------                                -----------   ------------------  -----------   ---------
                                                            Additions
                                                        ------------------
                                           Balance at   Charged   Charged    Deductions   Balance at
                                           Beginning       to     to Other      from        End of
Description                                 Of Year     Expenses  Accounts  Reserves, Net    Year
                                           ----------   --------  --------  ------------- ----------
(In thousands)

VALUATION & QUALIFYING ACCOUNTS:
Year 2001 - Accumulated provision for
            uncollectible accounts         $ 2,063      $ 7,670     $ -        $ 8,746      $   987

Year 2000 - Accumulated provision for
            uncollectible accounts         $ 1,739      $ 5,405     $ -        $ 5,081      $ 2,063

Year 1999 - Accumulated provision for
            uncollectible accounts         $ 1,749      $ 2,819     $ -        $ 2,829      $ 1,739

OTHER RESERVES:

Year 2001 - Reserve for merger &
            integration charges            $ 1,293      $     -     $ -        $ 1,093      $   200

Year 2000 - Reserve for merger &
            integration charges            $     -      $11,900     $ -        $10,607      $ 1,293

Year 2001 - Reserve for restructuring
            costs                          $     -      $ 5,883     $ -        $ 1,923      $ 3,960

Year 2001 - Reserve for injuries
            and damages                    $   800      $ 2,638     $ -        $ 2,260      $ 1,178

Year 2000 - Reserve for injuries
            and damages                    $   500      $   500     $ -        $   200      $   800

Year 1999 - Reserve for injuries
            and damages                    $   500      $     -     $ -        $     -      $   500

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of the Ohio operations is responsible for the preparation of the financial statements and the related financial data contained in this report. The financial statements are prepared in conformity with accounting principles generally accepted in the United States and follow accounting policies and principles applicable to regulated public utilities.

The integrity and objectivity of the data in this report, including required estimates and judgments, are the responsibility of management. Management maintains a system of internal control and utilizes an internal auditing program to provide reasonable assurance of compliance with company policies and procedures and the safeguard of assets.

The board of directors of Vectren Corporation (Vectren), the parent company of the Ohio operations, pursues its responsibility for these financial statements through its audit committee, which meets periodically with management, the internal auditors and the independent auditors, to assure that each is carrying out its responsibilities. Both the internal auditors and the independent auditors meet with the audit committee of Vectren's board of directors, with and without management representatives present, to discuss the scope and results of their audits, their comments on the adequacy of internal accounting control and the quality of financial reporting.


/S/ Niel C. Ellerbrook
Niel C. Ellerbrook
Chairman & Chief Executive Officer
January 24, 2002.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder and Board of Directors of Vectren Energy Delivery of Ohio, Inc. and Indiana Gas Company, Inc.:


We have audited the accompanying balance sheet of the Ohio operations as of December 31, 2001, and the related statements of income and retained earnings and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Ohio operations' management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Ohio operations as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                             /S/ Arthur Andersen LLP
                                                Arthur Andersen LLP

Indianapolis, Indiana,
January 24, 2002.

                               THE OHIO OPERATIONS
                                 BALANCE SHEETS
                                 (In thousands)

                                                  At December 31,
                                                -------------------
                                                  2001        2000
                                                --------  ---------
             ASSETS                             Audited   Unaudited
             ------                             --------   --------
Utility Plant
     Original cost                              $350,802   $336,402
     Less accumulated depreciation               159,575    147,689
                                                --------   --------
        Net utility plant                        191,227    188,713
                                                --------   --------
Current Assets
     Cash & cash equivalents                       6,420        101
     Accounts receivable-less reserves of
         $1,414 & $900                            34,222     42,521
     Receivables from other Vectren companies      3,172          -
     Accrued unbilled revenues                    22,690     49,507
     Inventories                                   2,495     50,234
     Recoverable natural gas costs                19,853     29,285
     Prepayments & other current assets           54,674     10,774
                                                --------   --------
        Total current assets                     143,526    182,422
                                                --------   --------
Other investments                                    206          -
Non-utility property-net                           1,605      1,605
Goodwill-net                                     193,078    197,977
Other assets                                       3,161      2,187
                                                --------   --------
TOTAL ASSETS                                    $532,803   $572,904
                                                ========   ========


     The accompanying notes are an integral part of these financial statements.

                               THE OHIO OPERATIONS
                                 BALANCE SHEETS
                                 (In thousands)



                                                        At December 31,
                                                    ----------------------
                                                       2001          2000
                                                    ---------    ---------
         LIABILITIES & SHAREHOLDERS' EQUITY          Audited     Unaudited
          ----------------------------------        ---------    ---------
Capitalization and Owners' Equity
   Owners' net investment in Natural Gas
       distribution assets                          $ 469,800    $ 469,800
   Retained earnings                                   11,795        5,790
   Advances to VEDO                                   (18,386)           -
                                                    ---------    ---------
       Total capitalization and owners' equity        463,209      475,590
                                                    ---------    ---------
Commitments & Contingencies (Notes 4 & 7)

Current Liabilities
   Accounts payable                                    22,189       27,201
   Accounts payable to affiliated companies            16,070       49,591
   Payables to other Vectren companies                    249        3,388
   Accrued liabilities                                 22,396       16,643
                                                    ---------    ---------
       Total current liabilities                       60,904       96,823
                                                    ---------    ---------
Deferred Credits & Other Liabilities
   Deferred income taxes                                8,034          491
   Other liabilities                                      656            -
                                                    ---------    ---------
       Total deferred credits & other liabilities       8,690          491
                                                    ---------    ---------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $ 532,803    $ 572,904
                                                    =========    =========

     The accompanying notes are an integral part of these financial statements.

                               THE OHIO OPERATIONS
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (In thousands)



                                                  November 1, 2000
                                    Year Ended   (Inception) through
                                    December 31,     December 31,
                                    ------------  -----------------
                                        2001              2000
                                     ---------       ---------
                                      Audited         Unaudited
                                     ---------        ---------
OPERATING REVENUES                   $ 350,144        $ 111,356
COST OF GAS                            261,785           83,163
                                     ---------        ---------
GAS OPERATING MARGIN                    88,359           28,193
                                     ---------        ---------
OPERATING EXPENSES
   Other operating                      38,410            6,969
   Merger & integration costs            1,631            1,794
   Restructuring costs                     517                -
   Depreciation & amortization          15,526            2,557
   Income tax expense                    2,501            3,822
   Taxes other than income taxes        22,432            7,121
                                     ---------        ---------
       Total operating expenses         81,017           22,263
                                     ---------        ---------
OPERATING INCOME                         7,342           5,930

Other-net                               (1,232)             (61)
Interest expense                           105               79
                                     ---------        ---------
NET INCOME                           $   6,005        $   5,790
                                     =========        =========
RETAINED EARNINGS
   BEGINNING OF PERIOD                   5,790                -
                                     ---------        ---------
   END OF PERIOD                     $  11,795        $   5,790
                                     =========        =========


     The accompanying notes are an integral part of these financial statements.

                               THE OHIO OPERATIONS
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    November 1, 2000
                                                     Year Ended    (Inception) through
                                                     December 31,      December 31,
                                                     ------------  -------------------
                                                        2001               2000
                                                      --------          ----------
                                                       Audited           Unaudited
                                                      --------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                        $  6,005          $  5,790
    Adjustments to reconcile net income to cash
        provided from operating activities -
      Depreciation & amortization                       15,526             2,557
      Deferred income taxes                              7,913               491
      Other non-cash charges-net                         6,295             1,123
        Changes in assets and liabilities -
        Accounts receivable, including to Vectren
          companies & accrued unbilled revenue          26,974           (81,517)
        Inventories                                     47,739             3,965
        Recoverable natural gas costs                    9,432           (21,129)
        Prepayments & other current assets             (43,900)           (2,295)
        Accounts payable, including to Vectren
          companies & affiliated companies             (41,672)           80,180
        Accrued liabilities                              5,383             8,762
        Other noncurrent assets & liabilities             (318)            2,956
                                                      --------          --------
        Total adjustments                               33,372            (4,907)
                                                      --------          --------
          Net cash flows from operating activities      39,377               883
                                                      --------          --------
CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
    Advances to VEDO                                   (18,386)                -
                                                      --------          --------
          Net cash flows (required for)
             financing activities                      (18,386)                -
                                                      --------          --------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
    Capital expenditures                               (14,466)             (782)
    Other investments                                     (206)                -
                                                      --------          --------
          Net cash flows (required for)
              investing activities                     (14,672)             (782)
                                                      --------          --------
Net increase in cash & cash equivalents                  6,319               101
Cash & cash equivalents at beginning of period             101                 -
                                                      --------          --------
Cash & cash equivalents at end of period              $  6,420          $    101
                                                      ========          ========

     The accompanying notes are an integral part of these financial statements.

                               THE OHIO OPERATIONS
                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization and Nature of Operations

The Ohio operations provide natural gas distribution and transportation services to Dayton, Ohio, and 87 other communities in 17 counties in west central Ohio. The Ohio operations were acquired from the Dayton Power and Light Company by Vectren Corporation (Vectren) on October 31, 2000 for approximately $465.0 million. The acquisition was accounted for as a purchase transaction in accordance with Accounting Principles Board (APB) Opinion No. 16 "Business Combinations" (APB 16) and accordingly, the results of operations of the acquired assets are included in the accompanying financial statements since the date of acquisition.

Vectren acquired the Ohio operations as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc., an Ohio corporation, (VEDO) holds a 53% undivided ownership interest in the Ohio operations, and Indiana Gas Company, Inc., an Indiana Corporation, holds a 47% undivided ownership interest. Transaction costs associated with Vectren's acquisition totaling $5.8 million were paid by VEDO, and VEDO is the operator of the Ohio operations.

The purchase price was allocated to the assets and liabilities acquired based on the fair value of those assets and liabilities as of the acquisition date. Because of the regulatory environment in which the Ohio operations operate, the book value of rate-regulated assets and liabilities is generally considered to be fair value. The fair value of assets contributed approximated $278.1 million, and the fair value of liabilities contributed approximated $7.9 million. Goodwill, in the amount of $198.0 million, has been recognized for the excess amount of the purchase price paid, including transaction costs, over the fair value of the net assets acquired and has been pushed down to these financial statements. Prior to the adoption of Statement of Financial Accounting Standards
(SFAS) No.142 "Goodwill and Intangible Assets" on January 1, 2002, this goodwill was amortized on a straight-line basis over 40 years. (See Note 11 for further information on the adoption of this standard.)

Vectren, an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. Vectren was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with APB 16.

Vectren's wholly owned subsidiary, Vectren Utility Holdings, Inc. (VUHI), serves as the intermediate holding company for its three operating public utilities:
Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations. Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

2.   Basis of Presentation

The financial statements as of December 31, 2000 and for the period November 1, 2000 (Inception) through December 31, 2000 included in this report have been prepared by management, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Management of the Ohio operations believes that the information in this report reflects all adjustments necessary to fairly state the results of the period reported.

The financing required to purchase the Ohio operations is not reflected in these financial statements. Had the financing arrangements used by Indiana Gas and VEDO to facilitate the acquisition been pushed down to the Ohio operations, the following operating results would have occurred:

                                                  November 1, 2000
                                    Year Ended  (Inception) through
                                   December 31,     December 31,
                                   ------------ -------------------
                                        2001            2000
                                     --------       ---------
                                      Audited       Unaudited
                                     --------       ---------

OPERATING MARGIN                     $ 88,359        $ 28,193

OPERATING EXPENSES
     Operating expenses other
        than income taxes              78,516          18,441
     Income taxes                      (4,850)          1,870
                                     --------        --------
        Total operating expenses       73,666          20,311
                                     --------        --------
OPERATING INCOME                       14,693           7,882

Other-net                              (1,232)            (61)
Interest expense                       19,854           5,322
                                     --------        --------
NET INCOME (LOSS)                    $ (6,393)       $  2,499
                                     ========        ========


3.   Summary of Significant Accounting Policies

A.   Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

B.   Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents. Cash paid during the periods reported for interest, income taxes, and contributed assets and liabilities is as follows:
                                                 November 1, 2000
                                   Year Ended   (Inception) through
                                  December 31,      December 31,
                                      2001             2000
                                  ------------  ------------------
In thousands                         Audited        Unaudited
                                     -------        ---------
  Cash paid during the year for
    Interest (net of amount
      capitalized)                     $66            $   74
    Income taxes                         -             2,331
                                     ------         ---------

C.   Inventories
Inventories are valued using the average cost method and consist of the following:

                                                         At December 31,
                                                    -------------------------
In thousands                                          2001            2000
                                                    --------       ----------
                                                     Audited       Unaudited
                                                    --------       ----------
Gas in storage                                        $ 769         $ 49,423
Other                                                 1,726              811
                                                    --------       ----------
       Total inventories                            $ 2,495         $ 50,234
                                                    ========       ==========


D.   Utility Plant and Depreciation
Utility plant is stated at historical cost, including an allowance for the cost of funds used during construction (AFUDC). Depreciation of utility property is provided using the straight-line method over the estimated service lives of the depreciable assets. The original cost of utility plant, together with depreciation rates expressed as a percentage of original cost, as of and for year ended December 31, 2001 and as of and for the period from November 1, 2000 (Inception) through December 31, 2000 is as follows:


                                           2001                         2000
                                ----------------------------  ----------------------------
                                          Audited                     Unaudited
                                ----------------------------  ----------------------------
                                               Depreciation                  Depreciation
                                                Rates as a                    Rates as a
                                                Percent of                    Percent of
In thousands                    Original Cost  Original Cost  Original Cost  Original Cost
                                -------------  -------------  -------------  -------------
Gas utility plant                 $ 336,710       3.1%         $ 335,007         3.1%
Construction work in progress        14,092         -              1,395           -
                                -------------  -------------  -------------  -------------
       Total original cost        $ 350,802                    $ 336,402
                                =============  =============  =============  =============


AFUDC represents the cost of borrowed and equity funds used for construction purposes and is charged to construction work in progress during the construction period and included in other - net in the Statements of Income. The total AFUDC capitalized into utility plant and the portion of which was computed on borrowed and equity funds for all periods reported was not significant.

Maintenance and repairs, including the cost of removal of minor items of property and planned major maintenance projects, are charged to expense as incurred. When property that represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to accumulated depreciation.

E.   Impairment Review of Long-Lived Assets
Long-lived assets are reviewed for impairment in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as facts and circumstances indicate that the carrying amount may be impaired. Specifically, the evaluation for impairment involves the comparison of an asset's carrying value to the estimated future cash flows the asset is expected to generate over its remaining life. If this evaluation were to conclude that the carrying value of the asset is impaired, an impairment charge would be recorded as a charge to operations based on the difference between the asset's carrying amount and its fair value. (See Note 10 for further information on the adoption of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.") The same policy is currently utilized for goodwill.

F.   Regulation
Retail public utility operations affecting Ohio customers are subject to regulation by the Public Utilities Commission of Ohio (PUCO).

Refundable or Recoverable Gas Costs
All metered gas rates contain a gas cost adjustment clause that allows the Ohio operations to charge for changes in the cost of purchased gas. The Ohio operations record any under-or-over-recovery resulting from gas adjustment clauses each month in revenues. A corresponding asset or liability is recorded until the under-or-over-recovery is billed or refunded to utility customers. The cost of gas sold is charged to operating expense as delivered to customers.

SFAS 71
The Ohio operations' accounting policies give recognition to the rate-making and accounting practices of this agency and to accounting principles generally accepted in the United States, including the provisions of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Regulatory assets represent probable future revenues associated with certain incurred costs, which will be recovered from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the rate-making process.

When regulatory assets are present, the Ohio operations continually assess their recoverability and the ability to continue to account for activities in accordance with SFAS 71, based on the criteria set forth in SFAS 71. Based on current regulation, management believes such accounting is appropriate. If all or part of the Ohio operations' operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities could be required. In addition, the Ohio operations would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

G.   Revenues
Revenues are recorded as products and services are delivered to customers. To more closely match revenues and expenses, the Ohio operations records revenues for all gas delivered to customers but not billed at the end of the accounting period. Also included in revenues are amounts charged to customers through a surcharge for recovery of arrearages from certain eligible low-income households.

H.   Excise Taxes
Excise taxes are included in rates charged to customers. Accordingly, the Ohio operations records excise tax received as a component of operating revenues. Excise taxes paid are recorded as a component of taxes other than income taxes.

I.   Earnings Per Share
Earnings per share are not presented as the Ohio operations are wholly owned by Vectren Utility Holdings, Inc.

4.   Special Charges

Merger and Integration Costs
Merger and integration costs incurred for the years ended December 31, 2001 and 2000 approximated $1.6 million and $1.8 million (unaudited), respectively. Merger and integration activities, resulting from the 2000 purchase, were completed in 2001. These costs relate to employee relocation, accounting fees, consulting fees related to integration activities such as organization structure, employee travel between company locations, internal labor of employees assigned to integration teams, investor relations communication activities, and certain benefit costs.

Restructuring and Related Charges
As part of continued cost saving efforts, in June 2001, Vectren's management and board of directors approved a plan to restructure, primarily, its regulated operations. The restructuring plan included the elimination of certain administrative and supervisory positions in its utility operations and corporate office. Charges of approximately $0.5 million were expensed in June 2001 as a direct result of the restructuring plan, primarily for employee severance and employee relocation and consulting fees incurred as of that date. The expense is associated with approximately 10 employees. Employee separation benefits include severance, healthcare and outplacement services. The remaining accrual for employee separation payments as of December 31, 2001 approximated $0.2 million. Other than structured payments per the terms of severance agreements, the restructuring program with respect to the Ohio operations was completed during 2001.

5.   Transactions With Other Vectren Companies

Support Services
Vectren and certain subsidiaries of Vectren have provided certain corporate general and administrative services to the Ohio operations including legal, finance, tax, risk management, information technology and human resources. The costs have been allocated to the Ohio operations using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had the Ohio operations secured those services on a stand-alone basis. The Ohio operations received corporate allocations approximating $10.0 million and $2.7 million (unaudited) for the year ended December 31, 2001 and for the period November 1, 2000 (Inception) through December 31, 2000, respectively.

Amounts owed to wholly owned subsidiaries of Vectren approximated $0.2 million and $3.1 million (unaudited) at December 31, 2001 and 2000, respectively, and are included in payables to Vectren companies. Amounts due from wholly owned subsidiaries of Vectren approximated $3.2 million at December 31, 2001, and are included in receivables from other Vectren companies.

Cash Management and Borrowing Arrangements
The Ohio operations participate in a centralized cash management program with Vectren, other wholly owned subsidiaries, and banks which permits funding of checks as they are presented.

VEDO has no significant independent assets or operations apart from its 53% ownership interest in the Ohio operations, and VEDO is able to meet interest payments or any other obligation only through dividends received from (or loans or advances made by) the Ohio operations. At December 31, 2001, the Ohio operations have advanced approximately $18.4 million to VEDO to pay debt and interest on intercompany borrowings it owes to VUHI. These advances are recorded as a reduction of capitalization and owner's equity.

6.   Transactions with Vectren Affiliates

Vectren has an ownership interest in ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate. ProLiance provides natural gas supply and related services to the Ohio operations. Purchases from ProLiance for resale and for injections into storage for sales to VEDO on behalf of the Ohio operations, for the year ended December 31, 2001 and for the period November 1, 2000 (Inception) through December 31, 2000 approximated $241.1 million and $77.5 million (unaudited), respectively. Amounts charged by ProLiance are market based as evidenced by a competitive bidding process for capacity and storage services and commodity indexes.

Vectren has ownership interests in other companies that provide materials management, underground construction and repair, facilities locating, and meter reading to the Ohio operations. Fees of these services and construction-related expenditures to VEDO on behalf of the Ohio operations, for the year ended December 31, 2001 and for the period November 1, 2000 (Inception) through December 31, 2000 approximated $6.0 million and $0.4 million (unaudited), respectively. Amounts charged by these affiliates are market based.

Amounts owed to unconsolidated affiliates of Vectren approximated $16.1 million and $49.6 million (unaudited) at December 31, 2001 and 2000, respectively, and are included in accounts payable to affiliated companies.

7.   Income Taxes

As a result of an order from the PUCO, VEDO files a federal income tax return (as part of Vectren's consolidated income tax return) which reports all the Ohio property and all Ohio business activity for Federal income tax purposes. The components of income tax expense, excluding benefits arising from VEDO's financing costs, are as follows:

                                                               November 1, 2000
                                                Year Ended   (Inception) through
                                                December 31,      December 31,
                                                    2001             2000
                                                -----------  -------------------
In thousands                                       Audited         Unaudited
                                                   -------         ---------
Federal:
   Current                                         $(5,412)         $ 3,331
   Deferred                                          7,913              491
                                                   -------          -------
     Total income tax expense                      $ 2,501          $ 3,822
                                                   =======          =======


A reconciliation of the statutory rate to the effective income tax rate is as follows:

                                                     November 1, 2000
                                    Year Ended     (Inception) through
                                    December 31,        December 31,
                                       2001                 2000
                                    -----------     -------------------
                                     Audited             Unaudited
                                    --------             ----------
Statutory rate                        35.0 %               35.0 %
Other- net                            (5.6)                 4.8
                                    --------             ----------
     Effective tax rate               29.4 %               39.8 %
                                    ========             ==========


The liability method of accounting is used for income taxes under which deferred income taxes are recognized to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities at currently enacted income tax rates. Significant components of the net deferred tax liability as of December 31, 2001 and 2000 are as follows:

                                                   At December 31,
                                             ----------------------------
In thousands                                   2001                2000
                                             --------           ---------
                                              Audited           Unaudited
                                             --------           ---------
Deferred tax liabilities:
     Depreciation & cost recovery
        timing differences                    $6,059              $    -
     Deferred fuel costs                         370                   -
     Other                                     1,975                 491
                                              ------              ------
         Deferred tax liability               $8,404              $  491
                                              ======              ======

8.   Legal Proceedings

VEDO and Indiana Gas are involved in various legal proceedings arising in the Ohio operations' normal course of business. In the opinion of management, there are no pending legal proceedings that are likely to have a material adverse effect on its financial position or results of operations of the Ohio operations.

9.   Risk Management and New Accounting Principle

Risk Management
VEDO's exposure to commodity price risk for purchases and sales of natural gas for the Ohio operations' retail customers is limited due to current Ohio regulations which, subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas cost recovery mechanisms. The Ohio operations does not engage in wholesale gas marketing activities that may expose the Ohio operations to market risk associated with fluctuating natural gas commodity prices.

Impact of New Accounting Principle
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its market value and that changes in the derivative's market value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 and must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. The Ohio operations adopted SFAS 133 as of January 1, 2001.

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

As of the date of adoption and through December 31, 2001, the Ohio operations was not engaged in any derivative or hedging activity as defined by SFAS 133, as amended; therefore, there was no impact at adoption or for the year ended December 31, 2001.

10.  Additional Balance Sheet Information

Accrued liabilities consists of the following:

                                                  At December 31,
                                             --------------------------
In thousands                                   2001              2000
                                             --------         ---------
                                              Audited         Unaudited
                                             --------         ---------
Accrued taxes                                $ 12,298           $ 8,361
Refunds to customers & customer deposits        8,577             7,847
Deferred income taxes                             370                 -
Other                                           1,151               435
                                             --------          --------
       Total accrued liabilities             $ 22,396          $ 16,643
                                             ========          ========

Other current assets consists of the following:

                                                       At December 31,
                                                  --------------------------
In thousands                                         2001             2000
                                                  --------         ---------
                                                   Audited         Unaudited
                                                  --------         ---------
Prepaid gas delivery service                      $ 33,674          $      -
Other prepayments & current assets                  21,000            10,774
                                                  --------          --------
   Total prepayments & other current assets       $ 54,674          $ 10,774
                                                  ========          ========


11.  Impact of Recently Issued Accounting Guidance

SFAS 141 & 142
The FASB issued two new statements of financial accounting standards in July 2001: SFAS No. 141, "Business Combinations" (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These interrelated standards change the accounting for business combinations and goodwill in two significant ways:

SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. This change does not affect the pooling-of-interest transaction forming Vectren.

SFAS 142 changes the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes will cease upon adoption of the statement. This includes goodwill recorded in past business combinations, such as the acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also requires the initial impairment review of all goodwill and other intangible assets within six months of the adoption date, which is January 1, 2002 for the Ohio operations. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review are to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations.

SFAS 142 also changes certain aspects of accounting for intangible assets; however, the Ohio operations do not have any significant intangible assets.

The adoption of SFAS 141 will not materially impact operations. As required by SFAS 142, amortization of goodwill relating to the Ohio operations, which approximates $5.0 million per year, will cease on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 are not expected to have a significant impact on operations.

SFAS 143
In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Ohio operations are currently evaluating the impact that SFAS 143 will have on its operations.

SFAS 144
In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 develops one accounting model for all impaired long-lived assets and long-lived assets to be disposed of. SFAS 144 replaces the existing authoritative guidance in FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain aspects of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business."

This new accounting model retains the framework of SFAS 121 and requires that those impaired long-lived assets and long-lived assets to be disposed of be measured at the lower of carrying amount or fair value (less cost to sell for assets to be disposed of), whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Ohio operations are evaluating the impact SFAS 144 will have on its operations.

12.  Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2001 and 2000 is as follows:


In thousands                      Q1         Q2         Q3         Q4
                               --------   --------   --------   --------
2001
     Operating revenues        $182,967   $ 51,341   $ 28,423   $ 87,413
     Operating income (loss)      6,501     (3,248)    (3,590)     7,679
     Net income (loss)            6,140     (2,581)    (5,182)     7,628
                               --------   --------   --------   --------

2000
     Operating revenues            N/A        N/A        N/A    $111,356
     Operating income              N/A        N/A        N/A       5,840
     Net income                    N/A        N/A        N/A       5,790
                               --------   --------   --------   --------


1. Information in any one quarterly period is not indicative of annual results due to the seasonal variations common to natural gas delivery operations.
2.   Q2 of 2001 includes restructuring charges as described in Note 4.
3.   2001 & 2000 include merger and integration charges as described in Note 4.


                                                                 SCHEDULE II

                               THE OHIO OPERATIONS
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                   Column A                Column B        Column C        Column D     Column E
                   --------                --------        --------       ----------    --------
                                                           Additions
                                                      -----------------
                                            Balance   Charged   Charged   Deductions     Balance
                                           Beginning     to     to Other     from        End of
                  Description              of Period  Expenses  Accounts  Reserves, Net  Period
                  -----------              ---------  --------  --------  -------------  ------
                                                                  (In thousands)
VALUATION AND QUALIFYING
      ACCOUNTS:

(Audited)
   Year 2001- Accumulated provision
        for uncollectible accounts          $ 900     $ 4,970     $ -      $ 4,456      $ 1,414

(Unaudited)
   Period 2000 - Accumulated provision
         for uncollectible accounts         $   -     $ 1,123     $ -      $   223      $   900

OTHER RESERVES:

(Audited)
   Year 2001 - Reserve for restructuring    $   -     $   165     $ -      $     -      $   165

(Audited)
   Year 2001 - Reserve for merger           $ 456     $     -     $ -      $   216      $   240
        and integration charges
(Unaudited)
   Period 2000 - Reserve for merger
        and integration charges             $   -     $   500     $ -      $    44      $   456


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required to be shown for Item 10, Directors and Executive Officers of the Registrant, is incorporated by reference, with the exception of the Compensation Committee Report and Performance Graph, from the Proxy Statement of the registrant's parent company, Vectren Corporation. That report was prepared and filed electronically with the Securities and Exchange Commission on March 15, 2002, and is attached to this filing as Exhibit 99.1.

Niel C. Ellerbrook, age 53, has been a director of the Company and Indiana Energy or Vectren since 1991. Mr. Ellerbrook is Chairman of the Board and Chief Executive Officer of the Company, having served in that capacity since June 2001. Mr. Ellerbrook is also Chairman of the Board and Chief Executive Officer of Vectren, having served in that capacity since March 2000. Mr. Ellerbrook served as President and Chief Executive Officer of Indiana Energy from June 1999 to March 2000. Mr. Ellerbrook served as President and Chief Operating Officer of Indiana Energy from October 1997 to March 2000. From January through October 1997, Mr. Ellerbrook served as Executive Vice President, Treasurer, and Chief Financial Officer of Indiana Energy; and from 1986 to January 1997 as Vice President, Treasurer, and Chief Financial Officer of Indiana Energy. Mr. Ellerbrook is a director of Vectren Utility Holdings, Inc. and Southern Indiana Gas and Electric Co. He is also a director of Fifth Third Bank, Indiana, and Deaconess Hospital of Evansville, Indiana.

Andrew E. Goebel, age 54, has been a director of the Company since March 2000. Mr. Goebel has also been a director of SIGCORP or Vectren since 1997. Mr. Goebel is President of the Company, having served in that capacity since June 2001. Mr. Goebel is also President and Chief Operating Officer of Vectren, having served in these capacities since March 2000. Mr. Goebel was President and Chief Operating Officer of SIGCORP from April 1999 to March 2000. From September 1997 through April 1999, Mr. Goebel served as Executive Vice President of SIGCORP; and from 1996 to September 1997, he served as Secretary and Treasurer of SIGCORP. Mr. Goebel is a director of Vectren Utility Holdings, Inc. and Southern Indiana Gas and Electric Co. Mr. Goebel is also a director of Old National Bancorp and Old National Bank.

Jerome A. Benkert, Jr., age 43, has served as Executive Vice President and Chief Financial Officer of the Company and Vectren since March 2000 and as Treasurer of the Company and Vectren since October 2001. He was Executive Vice President and Chief Operating Officer of Indiana Energy's administrative services company from October 1997 to March 2000. Mr. Benkert has served as Controller and Vice President of Indiana Gas. Mr. Benkert is a director of Vectren Utility Holdings, Inc. and Southern Indiana Gas and Electric Co.

Ronald E. Christian, age 43, has served as Senior Vice President, General Counsel, and Secretary of the Company and Vectren since March 2000. Mr. Christian served as Vice President and General Counsel of Indiana Energy from July 1999 to March 2000. From June 1998 to July 1999, Mr. Christian was the Vice President, General Counsel and Secretary of Michigan Consolidated Gas Company in Detroit, Michigan. He served as the General Counsel and Secretary of Indiana Energy, Indiana Gas and Indiana Energy Investments, Inc. from 1993 to June 1998. Mr. Christian is a director of Vectren Utility Holdings, Inc. and Southern Indiana Gas and Electric Co.

William S. Doty, age 51, has served as Senior Vice President-Energy Delivery of the Company since April 2001. Mr. Doty served as Senior Vice President of Customer Relationship Management from January 2001 to April 2001. From January 1999 to January 2001, Mr. Doty was Vice President of Energy Delivery for Southern Indiana Gas and Electric Company and previous to January 1999, he was Director of Gas Operations Mr. Doty is a director of Vectren Utility Holdings, Inc. and Southern Indiana Gas and Electric Co.

Richard G. Lynch, age 50, has served as Senior Vice President-Human Resources and Administration of the Company and Vectren since March 2000. Mr. Lynch was Vice President of Human Resources for SIGCORP from March 1999 to March 2000. Prior to joining the Company, Mr. Lynch was the Director of Human Resources for the Mead Johnson Division of Bristol Myers-Squibb in Evansville, Indiana.

ITEM 11.  EXECUTIVE COMPENSATION

Certain information required to be shown for Item 11, Executive Compensation, is incorporated by reference, with the exception of the Compensation Committee Report and Performance Graph, from the Proxy Statement of the registrant's parent company, Vectren Corporation. That report was prepared and filed electronically with the Securities and Exchange Commission on March 15, 2002, and is attached to this filing as Exhibit 99.1.

The compensation of Niel C. Ellerbrook, Andrew E. Goebel, Jerome A Benkert, Jr., and Ronald E. Christian is included in Exhibit 99.1 attached to this filing. In addition to these named executive officers, the compensation of William S. Doty and Timothy M. Hewitt is presented below. Mr. Hewitt served a President of Indiana Gas until his retirement in June 2001. The compensation presented below and the compensation included in Exhibit 99.1 represents each executive's Vectren-wide compensation, not just the portion allocated to Indiana Gas. The tables include a Summary Compensation Table (Table I), a Summary of Option Grants in Last Fiscal year (Table II), a table showing Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values (Table III) and a table showing the Long-Term Incentive Plan Awards in Last Fiscal Year (Table
IV).


                                     TABLE I
                           SUMMARY COMPENSATION TABLE
       (a)                (b)     (c)        (d)        (e)     (g)        (h)       (i)
                                -----------------------------------------------------------
                                    Annual Compensation      Long-term Compensation Payouts
                                                      Other    Options              Other
                                                      Compen-    (#       LTIP     Compen-
Name and Principal                          Bonus     sation   shares)   Payouts   sation
Position at VUHI          Year  Salary ($) ($) (1)    ($) (2)    (3)     ($) (4)   ($) (5)
----------------          ----  ---------  -------    -------  -------   -------   -------
William S. Doty           2001   174,608    10,500     5,709    22,000         -    12,836
Senior Vice President -   2000   141,464    96,125     1,413         -         -    18,079
 Energy Delivery          1999   117,528    15,900         -     5,224         -    10,700

Timothy M. Hewitt         2001   118,127         -     7,791         -         -   348,038
President (Retired        2000   180,322   114,874     6,760         -   166,483    82,268
 June 2001)               1999   154,846    56,297     8,269         -    78,662    22,295

Earnings are shown on a calendar year basis.

(1) The amounts shown in this column for 2001 are payments under the Company's At-Risk Compensation Plan, which is discussed in Part B, relating to "Annual Incentive Compensation," and Part C of the Compensation Committee Report in Exhibit 99.1. The amounts shown in this column for 2000 include payments under Vectren's Executive Annual Incentive Plan, Indiana Energy's Annual Management Incentive Plan (for Mr. Hewitt), and the SIGCORP Corporate Performance Plan (for Mr. Doty). The amount paid to Mr. Doty in 1999 is attributable to SIGCORP's performance in the previous year. For Mr. Hewitt, bonus payments shown in 1999 are attributable to Indiana Energy's performance for the 1999 fiscal year.

      The amounts shown for 2001 are attributable to the Company's At-Risk Compensation Plan for the performance period of January 1 to December 31, 2001.

      Included in year 2000 of the table are payments attributable to the Company's Executive Annual Incentive Plan for the performance period of April 1 to December 1, 2000 (Mr. Doty, $64,000; Mr. Hewitt, $92,000). As of the time of the preparation of Vectren's proxy statement for last year's meeting, these payments were not yet calculable and were not determined by the Compensation Committee until after the finalization and mailing of the proxy statement.

      At the close of the merger of Indiana Energy and SIGCORP into the Company on March 31, 2000, the existing annual incentive programs of the two companies were terminated and a "stub year" payout was made based on the portion of the performance cycle that had passed. For Indiana Energy, a prorated payout for six months, October 1, 1999 to March 31, 2000 was made. For Mr. Hewitt ($22,874), these bonus payments are included in year 2000 in the table. For the SIGCORP Performance Plan, a prorated payout for three months, January 1, 2000 to March 31, 2000 was made. For Mr. Doty, this stub year bonus was $6,250. Also included in 2000 for Mr. Doty, ($25,875) is the payment attributable to SIGCORP's performance for the period January 1 to December 31, 1999.

(2) The amounts shown in this column are dividends paid on restricted shares issued under the Vectren Corporation Executive Restricted Stock Plan (formerly the Indiana Energy Executive Restricted Stock Plan), which was adopted by the Company on March 31, 2000. No restricted shares were issued to executives in 2001. Mr. Doty did not participate in the Stock Plan prior to March 31, 2000.

(3) For 1999, the options shown in this column were restated to reflect the conversion ratio of 1.333 described above in Section titled "Voting Securities." The options shown for year 2001 were issued under Vectren's At-Risk Compensation Plan. For further information, see the discussion above in Part B relating to "Long-term Incentive Compensation," and Part C of the Compensation Committee Report in Exhibit 99.1.

(4) The amounts shown in this column represent the value of shares issued under the Vectren Corporation Restricted Stock Plan and for which restrictions were lifted in each year. At the time of the merger, Indiana Energy executives had restricted stock performance grants relating to open performance measurement periods. (Under normal circumstances, at the close of each performance cycle, Indiana Energy's Total Shareholder Return would have been compared to a peer group and the number of restricted shares granted would have been adjusted in accordance with the plan.) The Board concluded that it would be difficult, if not inappropriate, to use Vectren's performance to make adjustments to the prior grants. Based upon the frequency of past performance grants, the Board awarded 75 percent of the present value of the potential performance grants. The value of these grants is included in the 2000 row. Grants related to this closing cycle are: Mr. Hewitt - 2,086 shares, $41,397. The balance of the value in the 2000 row reflects stock from other grant cycles for which restrictions were lifted in 2000 coincident with the consummation of the merger.

(5) The amount shown in this column represents several compensation elements.

     a) Change-in-Control Walk-Away Provisions -- Several Indiana Energy officers had change-in-control agreements at the time of the merger. These agreements contained "walk-away" provisions that would have allowed officers to exercise their agreements anytime within a thirteen-month period following the close of the Vectren merger. The Board felt it was important to maintain the continuity of the officer group through the merger process and asked that all change-in-control agreements be terminated at the close of the merger and new agreements be put in place. Recognizing the value of the walk-away provision, the Board felt that officers should be compensated for losing the right to exercise the provision. A settlement equal to 25 percent of the officers' annual base salary was made. Of the five officers discussed in this section, three received these settlements: Mr. Hewitt -- $46,250. These amounts were paid in 2000.

     b) Retirement Agreement -- This column contains payments made to Mr. Hewitt under the terms of a retirement agreement in which Vectren agreed to make the following severance payments to him: 2001 -- $333,350; 2002 -- $901,180.

     c) For Mr. Hewitt, the balance of this column reflects Company contributions to the retirement savings plan (2001 -- $8,544, 2000 -- $9,857, 1999 -- $10,716) the dollar value of insurance premiums paid by, or on behalf of, Vectren and its subsidiaries with respect to split-dollar life insurance for the benefit of executive officers (2001 -- $5,634, 2000 -- $7,681, 1999 -- $7,674), credits for flexible spending accounts, wellness, and perfect attendance (2000 -- $150, 1999 -- $486), deferred compensation contributions to restore employer contributions to the Company Retirement Savings Plan (2000 -- $563), and reimbursement for taxable expenses (2001 -- $510, 2000 -- $17,767, 1999 -- $3,419).

     d) For Mr. Doty, this column also contains income related to reimbursement for club dues and other executive benefits (2001 -- $5,680, 2000 -- $2,520, 1999 -- $1,050), imputed earnings from automobile usage (2000 -- $1,167, 1999 -- $4,850), company contributions to the retirement savings plan (2001 -- $5,100 2000 -- $5,100, 1999 -- $4,800), deferred compensation contributions to restore contributions to the company Retirement Savings Plan (2001 -- $2,056, 2000 -- $900). At the close of the merger, officers coming from SIGCORP were no longer furnished with company automobiles (Indiana Energy executives were not furnished with company automobiles). As a result of the termination of this perquisite, officers with company cars were given a one-time automobile buyout of $8,392 in 2000.

                                    TABLE II
                        OPTION GRANTS IN LAST FISCAL YEAR

                 Number of     % of Total
                   Shares        Options        Exercise
                 Underlying     Granted to      or Base
                Options/SARs   Employees in      Price                         Grant Date
       Name       Granted      Fiscal Year   (Per Share)($)  Expiration Date  Present Value
  ------------    -------      ------------  --------------  ---------------  -------------
                  (#) (1)                                                        ($) (2)
  W.S. Doty      22,000/0          2.8           22.54           5/1/2011        121,440
  T.M. Hewitt         0/0           0              0                N/A             0

(1) In 2001 a total of 783,999 options were awarded to all plan participants under the Vectren Corporation At-Risk Compensation Plan. Stock options are exercisable in whole or in part from the date of the grant for a period of ten years. This grant has a vesting schedule pursuant to which 20 percent vests each year for the first five years.

(2) The assumptions used for the Model are as follows: Volatility -- 25.79 percent based on monthly stock prices for the period of March 1, 1998 to February 28, 2001; Risk-free rate of return -- 5.75 percent; Dividend Yield -- 4.30 percent over the period of March 1, 1998 to February 28, 2001; and, a ten-year exercise term. Discount of .9159 applied to reflect 5-year graduated vesting schedule. (Per binomial model as certified by an independent consultant.)

                                    TABLE III
                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES
                           FROM 1/1/2001 TO 12/31/2001

                              Underlying
                              Unexercised   Number of Securities      Value of Unexercised
             Shares Acquired     Value     Underlying Unexercised         In-the-Money
 Name         On Exercise(#)  Realized($)  Options at Year-End(#)    Options as of 12/31/01($)
 ----        --------------   -----------  ----------------------    -------------------------
                                         Exercisable  Unexercisable  Exercisable  Unexercisable
 W.S. Doty        1,000          8,044     23,488         22,000       130,797       31,680
 T.M. Hewitt        0              0          0              0             0            0

                                    TABLE IV

               LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

                                               Estimated Future Payouts
                                           Under Non-Stock Price-Based Plans
     (a)            (b)            (c)          (d)        (e)        (f)
                                Performance
                 Number of        or Other
                  Shares;      Periods Until  Threshold   Target     Maximum
                  Units or       Maturation   Number of   Number    Number of
                Other Rights(1)  or Payout     Shares    of Shares   Shares
                --------------  -----------   ---------  ---------  ---------
  W.S. Doty          0              0            0          0           0
  T.M. Hewitt        0              0            0          0           0

(1) No restricted shares were awarded to Executives during fiscal year 2001 under the Vectren Corporation Restricted Stock Plan or the Vectren's At-Risk Compensation Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners

As of December 31, 2001, the following stockholder was known to the management to be the beneficial owner of more than five percent of the outstanding shares of any class of voting securities as set forth below.

                 Name and Address of       Amount and Nature of
Title of Class   Beneficial Ownership        Beneficial Owner   Percent of Class
--------------   --------------------       ------------------- ----------------
Common        Vectren Utility Holdings, Inc   690.00001 Shares    100 percent
              20 N.W. Fourth Street           Registered Owner
              Evansville, IN 47708

Security ownership of management

The following table sets forth the beneficial ownership, as of December 31, 2001, of Vectren common stock, by each director and executive officer named in
Item 11 Executive Compensation. Also shown is the total ownership for such persons as a group. Except as otherwise indicated, each individual has sole voting and investment power with respect to the shares listed below.

                                  Shares Owned
Name of Beneficial Owner          Beneficially (1)
------------------------          ----------------
Niel C. Ellerbrook                       118,038  (2) (3) (4) (5)
Andrew E. Goebel                         188,518  (2) (3) (4) (5)
Jerome A. Benkert, Jr.                    25,787  (2) (4) (5)
Ronald E. Christian                       26,687  (2) (4) (5)
William S. Doty                           34,431  (2) (3) (4) (5)
Timothy M. Hewitt                          1,644  (2) (4)


All Directors and Executive Officers as a Group (6 Persons):  395,105 (1)

(1) No individual director, executive officer, or directors and executive officers as a group owned beneficially as of December 31, 2001, more than 1 percent of Vectren common stock.

(2) Does not include derivative securities held under Vectren's Non-Qualified Deferred Compensation Plan. These derivative securities are in the form of phantom stock units which are valued as if they were Vectren common stock, but will be distributed in cash (not Vectren common stock) when paid. The amounts shown for the following individuals include the following amounts of phantom units:

          Name of Individuals or Identity of Group      Phantom Stock Units
          ----------------------------------------      -------------------
          Niel C. Ellerbrook                                   50,854
          Andrew E. Goebel                                     10,019
          Jerome A. Benkert, Jr.                               15,525
          Ronald E. Christian                                  25,987
          William S. Doty                                         457
          Timothy M. Hewitt                                       112

          All Directors and Executive Officers as a
          Group (6 Persons)                                   102,954

(3)  Includes shares held by spouse or jointly with spouse.

(4) Includes shares granted to executives under the Company's Executive Restricted Stock Plan, which are subject to certain transferability restrictions and forfeiture provisions.

(5) Includes shares which the named individual has the right to acquire as of December 31, 2001, or within sixty (60) days thereafter, under the Vectren Stock Option Plan (formerly the SIGCORP, Inc. Stock Option Plan) or Vectren's At-Risk Compensation Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to Notes 4 and 5 of Indiana Gas' financial statements included in Part II
Item 8 Financial Statements and Supplementary Data for transactions with Vectren and Vectren affiliates.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      List Of Documents Filed As Part Of This Report

          (1)  Financial Statements
               |X| The financial statements and related notes of Indiana Gas Company, Inc., together with the report of Arthur Andersen LLP, appear in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K.
               |X| The financial statements and related notes of the Ohio operations, together with the report of Arthur Andersen LLP, appear in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K.

          (2)  Financial Statement Schedules

               |X| The financial statement schedule of Indiana Gas Company, Inc., appears in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K.
               |X| The financial statement schedule of the Ohio operations, appears in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K.

          (3)  List of Exhibits

                  The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

                  Exhibits for the Company are listed in the Index to Exhibits beginning on page 69.

                  Exhibits for the Company attached to this filing are listed on page 74.

 (b) Reports On Form 8-K During The Last Calendar Quarter

On October 19, 2001, the Company filed a Current Report on Form 8-K with respect to an Underwriting Agreement, Indenture and First Supplemental Indenture that were issued by the Company's parent corporation, Vectren Utility Holdings, Inc.
         Item 5.  Other Events
         Item 7.  Exhibits
               1.0 -Press Release - Underwriting Agreement, dated October 12, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
               4.1 -Indenture, dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc. and U.S. Bank Trust National Association.
               4.2 -First Supplemental Indenture, dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc. and U.S. Bank Trust National Association.

On October 24, 2001, Vectren Corporation filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the Company's results of operations, financial position and cash flows for the three, nine, and twelve month periods ended September 30, 2001. The financial information was released to the public through this filing.
         Item 5.  Other Events
         Item 7.  Exhibits
                    99.1 - Press Release - Third Quarter 2001 Vectren
                         Corporation Earnings
                    99.2 - Cautionary Statement for Purposes of the "Safe
                         Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INDIANA GAS COMPANY, INC.


Dated March 28, 2002                    /S/ Niel C. Ellerbrook
                                        -----------------------------------
                                        Niel C. Ellerbrook, Chairman and
                                        Chief Executive Officer, Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

     Signature                        Title                          Date

 /S/ Niel C. Ellerbrook       Chairman & Chief Executive        March 28, 2002
--------------------------    Officer, Director (Principal      ---------------
   Niel C. Ellerbrook         Executive Officer)


 /S/ Jerome A. Benkert, Jr.   Executive Vice President,         March 28, 2002
---------------------------   Chief Financial Officer, &        ---------------
   Jerome A. Benkert, Jr.     Treasurer, Director (Principal
                              Financial Officer)


 /S/ M. Susan Hardwick        Vice President & Controller       March 28, 2002
---------------------------   (Principal Accounting Officer)    ---------------
   M. Susan Hardwick


 /S/ Andrew E. Goebel         Director                          March 28, 2002
---------------------------                                     ---------------
   Andrew E. Goebel


 /S/ Ronald E. Christian     Director                           March 28, 2002
--------------------------                                      ---------------
  Ronald E. Christian

                                INDEX TO EXHIBITS

2.  Plan Of Acquisition, Reorganization, Arrangement, Liquidation Or Succession

2.1 Asset Purchase Agreement dated December 14,1999 between Indiana Energy, Inc. and The Dayton Power and Light Company and Number-3CHK with a commitment letter for a 364-Day Credit Facility dated December 16,1999. (Filed and designated in Current Report on Form 8-K dated December 28, 1999, File No. 1-9091, as Exhibit 2 and 99.1.)

3. Articles Of Incorporation And By-Laws

3.1 Amended and Restated Articles of Incorporation of Indiana Gas Company, Inc. (Filed and designated in Current Report on Form 10-K filed April 2, 2001, File No. 1-6494, as Exhibit 3.1.)

3.2 Code of By-Laws of Indiana Gas Company, Inc. (Filed and designated in Current Report on Form 10-K, filed April 2, 2001, File No. 1-6494, as
     Exhibit 3.2.)

4.   Instruments Defining The Rights Of Security Holders, Including Indentures

4.1 Indenture dated February 1, 1991, between Indiana Gas and U.S. Bank Trust National Association (formerly know as First Trust National Association, which was formerly know as Bank of America Illinois, which was formerly know as Continental Bank, National Association. Inc.'s. (Filed and designated in Current Report on Form 8-K filed February 15, 1991, File No. 1-6494.); First Supplemental Indenture thereto dated as of February 15, 1991. (Filed and designated in Current Report on Form 8-K filed February 15, 1991, File No. 1-6494, as Exhibit 4(b).); Second Supplemental Indenture thereto dated as of September 15, 1991, (Filed and designated in Current Report on Form 8-K filed September 25, 1991, File No. 1-6494, as Exhibit 4(b).); Third supplemental Indenture thereto dated as of September 15, 1991 (Filed and designated in Current Report on Form 8-K filed September 25, 1991, File No. 1-6494, as Exhibit 4(c).); Fourth Supplemental Indenture thereto dated as of December 2, 1992, (Filed and designated in Current Report on Form 8-K filed December 8, 1992, File No. 1-6494, as Exhibit 4(b).); Fifth Supplemental Indenture thereto dated as of December 28, 2000, (Filed and designated in Current Report on Form 8-K filed December 27, 2000, File No. 1-6494, as Exhibit 4.)

4.2 $350.0 million Credit Agreement arranged by Banc One Capital Markets, Inc. dated as of June 28, 2001 among Vectren Utility Holdings, Inc., as borrower; Indiana Gas Company, Inc. as guarantor; Southern Indiana Gas and Electric Company, as guarantor; Vectren Energy Delivery of Ohio, Inc., as guarantor; and Lenders: Banc One, NA, as Agent; Firstar Bank, N.A., as Co-Syndication Agent; ABN AMRO Bank, N.V., as Co-Syndication Agent; The Bank of New York, as Co-Documentation Agent; The Industrial Bank of Japan, Limited, as Co-Documentation Agent; the Fuji Bank, Limited, as Co-Documentation Agent; and National City Bank of Indiana, as Co-Agent. (Filed and designated on Form 10-K for the year ended December 31, 2001, File No. 1-16739, as Exhibit 4.8.)

4.3 Indenture dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated October 19, 2001, File No. 1-16739, as Exhibit 4.1); First Supplemental Indenture, dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated October 19, 2001, File No. 1-16739, as
     Exhibit 4.2); Second Supplemental Indenture, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated November 29, 2001, File No. 1-16739, as Exhibit 4.1).

4.4 Promissory Note for Long-Term Loans dated October 19, 2001, between Indiana Gas Company, Inc. and Vectren Utility Holdings, Inc. (Filed herewith.)

4.5 Promissory Note for Long-Term Loans dated November 30, 2001, between Indiana Gas Company, Inc. and Vectren Utility Holdings, Inc. (Filed herewith.)

9. Voting Trust Agreement

Not applicable.

10. Material Contracts

10.1 Vectren Corporation Retirement Savings Plan. (Filed and designated in Form 10-Q for the quarterly period ended September 30, 2000, File No. 1-15467, as Exhibit 99.1.)

10.2 Vectren Corporation Combined Non-Bargaining Retirement Plan. (Filed and designated in Form 10-Q for the quarterly period ended September 30, 2000, File No. 1-15467, as Exhibit 99.2.)

10.3 Indiana Energy, Inc. Unfunded Supplemental Retirement Plan for a Select Group of Management Employees as amended and restated effective December 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-G.)

10.4 Indiana Energy, Inc. Nonqualified Deferred Compensation Plan effective January 1, 1999. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-H.)

10.5 Formation Agreement among Indiana Energy, Inc., Indiana Gas Company, Inc., IGC Energy, Inc., Indiana Energy Services, Inc., Citizens Gas & Coke Utility, Citizens Energy Services Corporation and ProLiance Energy, LLC, effective March 15, 1996. (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1996, File No. 1-9091, as Exhibit 10-C.)

10.6 Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC, effective March 15, 1996, for services to begin April 1, 1996. (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1996, File No. 1-6494, as Exhibit 10-C.)

10.7 Amended appendices to the Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC effective November 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1999, File No. 1-6494, as Exhibit 10-A.)

10.8 Amended appendices to the Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC effective November 1, 1999. (Filed and designated in Form 10-K for the fiscal year ended September 30, 1999, File No. 1-6494, as Exhibit 10-V.)

10.9 Gas Sales and Portfolio Administration Agreement between Vectren Energy Delivery of Ohio and ProLiance Energy, LLC, effective October 31, 2000, for services to begin November 1, 2000. (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.24.)

10.10 Indiana Energy, Inc. Executive Restricted Stock Plan as amended and restated effective October 1, 1998. (Filed and designated in Form 10-K for the fiscal year ended September 30, 1998, File No. 1-9091, as Exhibit 10-O.)

10.11 Amendment to Indiana Energy, Inc. Executive Restricted Stock Plan effective December 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-I.)

10.12 Indiana Energy, Inc. Director's Restricted Stock Plan as amended and restated effective May 1, 1997. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-9091, as Exhibit 10-B.)

10.13 First Amendment to Indiana Energy, Inc. Directors' Restricted Stock Plan, effective December 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-J.)

10.14 Second Amendment to Indiana Energy, Inc. Directors Restricted Stock Plan, renamed the Vectren Corporation Directors Restricted Stock Plan effective October 1, 2000. (Filed and designated in Form 10-K for the year ended December 31, 2000, File No. 1-15467, as Exhibit 10-34.)

10.15 Third Amendment to Indiana Energy, Inc. Directors Restricted Stock Plan, renamed the Vectren Corporation Directors Restricted Stock Plan effective March 28, 2001. (Filed and designated in Form 10-K for the year ended December 31, 2000, File No. 1-15467, as Exhibit 10-35.)

10.16 Vectren Corporation At Risk Compensation Plan effective May 1, 2001. (Filed and designated in Vectren Corporation's Proxy Statement dated March 16, 2001, File No. 1-15467, as Appendix B.)

10.17 Vectren Corporation Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2001. (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.32.)

10.18 Vectren Corporation Employment Agreement between Vectren Corporation and Niel C. Ellerbrook dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.1.)

10.19 Vectren Corporation Employment Agreement between Vectren Corporation and Andrew E. Goebel dated as of March 31, 2000(Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as
     Exhibit 99.2.)

10.20 Vectren Corporation Employment Agreement between Vectren Corporation and Jerome A. Benkert, Jr. dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.3.)

10.21 Vectren Corporation Employment Agreement between Vectren Corporation and Ronald E. Christian dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.5.)

10.22 Vectren Corporation Employment Agreement between Vectren Corporation and Timothy M. Hewitt dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as
     Exhibit 99.6.)

10.23 Vectren Corporation Retirement Agreement between Vectren Corporation and Timothy M. Hewitt dated as of May 31, 2001. (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.39.)

10.24 Vectren Corporation Employment Agreement between Vectren Corporation and
     J. Gordon Hurst dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as
     Exhibit 99.7.)

10.25 Vectren Corporation Retirement Agreement between Vectren Corporation and
     J. Gordon Hurst dated as of May 31, 2001. (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.41.)

10.26 Vectren Corporation Employment Agreement between Vectren Corporation and Richard G. Lynch dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as
     Exhibit 99.8.)

10.28 Vectren Corporation Employment Agreement between Vectren Corporation and William S. Doty dated as of April 30, 2001. (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.43.)

10.29 Vectren Corporation Retirement Agreement between Vectren Corporation and Tom J. Zabor dated as of May 31, 2001. (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.44.)

11. Statement Re Computation Of Per Share Earnings

Not applicable.

12. Statements Re Computation Of Ratios

Not applicable.

13. Annual Report To Security Holders, Form 10-Q Or Quarterly Report To Security Holders

Not applicable.

16. Letter Re Change In Certifying Accountant

Not applicable.

18. Letter Re Change In Accounting Principles

Not applicable.

21. Subsidiary Of The Company

The list of the Company's significant subsidiary is attached hereto as Exhibit 21.1.

22. Published Report Regarding Matters Submitted To Vote Of Security Holders

Not applicable.

23. Consents Of Experts And Counsel

Not applicable.

24. Power Of Attorney

Not applicable.

99. Additional Exhibits

99.1 Vectren Corporation Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934, but not including the Compensation Committee Report and Performance Graph. (Filed herewith.)

99.2 Agreement and Plan of Merger dated as of June 11,1999 among Indiana Energy, Inc., SIGCORP, Inc. and Vectren Corporation (the "Merger Agreement "). (Filed and designated in Form S-4 to (No. 333-90763) filed on November 12, 1999, File No. 1-15467, as Exhibit 2.)

99.3 Amendment No.1 to the Merger Agreement dated December 14,1999 (Filed and designated in Current Report on Form 8-K filed December 16, 1999, File No. 1-09091, as Exhibit 2.)

99.4 Amended and Restated Articles of Incorporation of Vectren Corporation effective March 31,2000. (Filed and designated in Current Report on Form 8-K filed April 14, 2000, File No. 1-15467, as Exhibit 4.1.)

99.5 Current Report on Form 8-K, regarding replacement of Indiana Gas' independent auditors, dated March 22, 2002 (Filed herewith.)

99.6 Letter regarding audit quality representation of Arthur Andersen LLP for Indiana Gas (Filed herewith.)

99.7 Letter regarding audit quality representation of Arthur Andersen LLP for the Ohio operations (Filed herewith.)

                            Indiana Gas Company, Inc.
                                 2001 Form 10-K
                                Attached Exhibits

The following Exhibits are attached hereto. See page 69 of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit
Number         Document
 4.4 Promissory Note for Long-Term Loans dated October 19, 2001, between Indiana Gas Company, Inc. and Vectren Utility Holdings, Inc.

 4.5 Promissory Note for Long-Term Loans dated November 30, 2001, between Indiana Gas Company, Inc. and Vectren Utility Holdings, Inc.

21.1      Subsidiary of the Company

99.1 Vectren Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934, but not including the Compensation Committee Report and Performance Graph.

99.5 Current Report on Form 8-K, regarding the replacement of the Company's independent auditors, dated March 22, 2002.

99.6 Letter regarding audit quality representation of Arthur Andersen LLP for Indiana Gas

99.7 Letter regarding audit quality representation of Arthur Andersen LLP for the Ohio operations