Form 10-Q
period 2002-03-31
INDIANA GAS CO INC
filed 2002-05-15
CIK 50183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                    -----------------  -----------------

Commission file number 1-6494

                            INDIANA GAS COMPANY, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                  INDIANA                                 35-0793669
       -------------------------------        ---------------------------------
       (State or other jurisdiction of         (I.R.S. Employer Identification
       incorporation or organization)           No.)

                20 N.W. Fourth Street, Evansville, Indiana 47708
                ------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (812) 491-4000
                                 ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock - Without par value      690.00001          May 1, 2002
 --------------------------------  -----------------   --------------
              Class                 Number of shares         Date


As of May 1, 2002, all shares outstanding of the Registrant's classes of common stock were held by Vectren Corporation through its wholly owned subsidiary, Vectren Utility Holdings, Inc.

                                Table of Contents
Item                                                                     Page
Number                                                                  Number
                     PART I. FINANCIAL INFORMATION
  1    Financial Statements (Unaudited)
       Indiana Gas Company, Inc.
         Condensed Balance Sheets                                         1-2
         Condensed Statements of Income                                    3
         Condensed Statements of Cash Flows                                4
       Notes to Condensed Unaudited Financial Statements                  5-9
  2    Management's Discussion and Analysis of Results of                10-17
        Operations and Financial Condition
  3    Quantitative and Qualitative Disclosures About
        Market Risk                                                       17

                    PART II. OTHER INFORMATION
  1    Legal Proceedings                                                  18
  6    Exhibits and Reports on Form 8-K                                   18
       Signatures                                                         19


                                   Definitions
As discussed in this Form 10-Q the abbreviation MMDth means millions of dekatherms and throughput means combines gas sales and gas transportation volumes.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                            INDIANA GAS COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

                                                        March 31,   December 31,
                                                          2002          2001
                                                       ----------    ----------
                ASSETS

Utility Plant
  Original cost                                        $1,102,261    $1,094,349
  Less:  Accumulated depreciation & amortization          466,356       458,310
                                                       ----------    ----------
          Net utility plant                               635,905       636,039
                                                       ----------    ----------

Current Assets
  Cash & cash equivalents                                   4,638           294
  Accounts receivable-less reserves of $2,174 &
      $987, respectively                                   30,556        49,788
  Receivables from other Vectren companies                 13,365        15,874
  Accrued unbilled revenues                                33,998        38,557
  Inventories                                               7,487        15,341
  Recoverable natural gas costs                            36,077        34,497
  Prepayments & other current assets                        2,450        34,445
                                                       ----------    ----------
      Total current assets                                128,571       188,796
                                                       ----------    ----------

Investment in the Ohio operations                         228,791       223,624
Other investments                                           1,841         1,734
Non-utility property-net                                      290           303
Regulatory assets                                          11,768        14,720
Other assets                                                8,195         9,652
                                                       ----------    ----------
TOTAL ASSETS                                           $1,015,361    $1,074,868
                                                       ==========    ==========


The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

                                                      March 31,     December 31,
                                                        2002            2001
                                                     -----------    -----------
         LIABILITIES & SHAREHOLDER'S EQUITY

Capitalization
  Common shareholder's equity
      Common stock (no par value)                    $   242,995    $   242,995
      Retained earnings                                   92,308         75,927
      Accumulated other comprehensive income              (2,382)        (2,382)
                                                     -----------    -----------
          Total common shareholder's equity              332,921        316,540
                                                     -----------    -----------

  Long-term debt-net of debt subject to tender           259,694        260,972
  Long-term debt to VUHI                                 147,270        147,270
                                                     -----------    -----------
              Total capitalization                       739,885        724,782
                                                     -----------    -----------

Commitments & Contingencies (Notes 5-8)

Current Liabilities
  Accounts payable                                         7,932         25,642
  Accounts payable to affiliated companies                29,579         21,337
  Payables to other Vectren companies                      5,554          9,755
  Accrued liabilities                                     51,927         42,757
  Short-term borrowings to VUHI                           64,420        134,298
  Long-term debt subject to tender                        11,500         11,500
  Current maturities of long-term debt                     1,250          1,250
                                                     -----------    -----------
      Total current liabilities                          172,162        246,539
                                                     -----------    -----------
Deferred Income Taxes & Other Liabilities
  Deferred income taxes                                   50,887         50,970
  Deferred credits & other liabilities                    52,427         52,577
                                                     -----------    -----------
      Total deferred income taxes & other
        liabilities                                      103,314        103,547
                                                     -----------    -----------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY             $ 1,015,361    $ 1,074,868
                                                     ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                         CONDENSED STATEMENTS OF INCOME
                           (Unaudited - In thousands)

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                         2002            2001
                                                      ---------       ---------
OPERATING REVENUES                                    $ 197,897       $ 287,972
COST OF GAS                                             126,760         215,238
                                                      ---------       ---------
GAS OPERATING MARGIN                                     71,137          72,734
                                                      ---------       ---------
OPERATING EXPENSES
      Other operating                                    20,261          26,338
      Merger & integration costs                              -             503
      Depreciation & amortization                         9,978           9,796
      Income taxes                                       10,120           6,532
      Taxes other than income taxes                       4,915           5,769
                                                      ---------       ---------
           Total operating expenses                      45,274          48,938
                                                      ---------       ---------
OPERATING INCOME                                         25,863          23,796

OTHER INCOME
      Equity in earnings of the Ohio
           operations-net of tax                          5,167           2,886
      Other-net                                             402          (1,075)
                                                      ---------       ---------
           Total other income                             5,569           1,811
                                                      ---------       ---------
Interest expense                                          8,177          10,480
                                                      ---------       ---------
NET INCOME                                            $  23,255       $  15,127
                                                      =========       =========


The accompanying notes are an integral part of these condensed financial statements

                            INDIANA GAS COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)



                                                             Three Months
                                                             Ended March 31,
                                                          ---------------------
                                                             2002       2001
                                                          ---------------------

NET CASH FLOWS FROM OPERATING ACTIVITES                   $ 90,660     $ 40,309
                                                          --------     --------
CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
     Dividends on common stock                              (6,874)      (7,870)
     Retirement of long-term debt                           (1,278)      (6,822)
     Other                                                       -         (544)
     Net change in short-term borrowings to VUHI           (69,878)     (15,190)
                                                          --------     --------
NET CASH FLOWS (REQUIRED FOR)
 FINANCING ACTIVITIES                                      (78,030)     (30,426)
                                                          --------     --------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
     Capital expenditures                                   (8,286)      (7,955)
     Other investments                                           -          891
                                                          --------     --------
NET CASH FLOWS (REQUIRED FOR)
 INVESTING ACTIVITIES                                       (8,286)      (7,064)
                                                          --------     --------
Net increase in cash & cash equivalents                      4,344        2,819
Cash & cash equivalents at beginning of period                 294          300
                                                          --------     --------
Cash & cash equivalents at end of period                  $  4,638     $  3,119
                                                          ========     ========

The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Organization and Nature of Operations

Overview
--------
Indiana Gas Company, Inc. (the Company or Indiana Gas), an Indiana corporation, provides natural gas distribution and transportation services to a diversified customer base in 311 communities in 49 of Indiana's 92 counties. Indiana Gas is a direct, wholly owned subsidiary of Vectren Utility Holdings, Inc. (VUHI). VUHI is a direct, wholly owned subsidiary of Vectren Corporation (Vectren).

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

Vectren's wholly owned subsidiary, VUHI, serves as the intermediate holding company for its three operating public utilities: Indiana Gas, formerly a wholly owned subsidiary of Indiana Energy, Inc., Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, Inc., and the Ohio operations. Both Vectren and VUHI are exempt from registration pursuant to
Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

Investment in the Gas Distribution Assets of The Dayton Power and Light Company
-------------------------------------------------------------------------------
On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company (DP&L) for approximately $465.0 million as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53% undivided ownership interest in the assets, and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, and these assets are referred to as "the Ohio operations." Indiana Gas' ownership is accounted for on the equity method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Its ownership interest is included in investment in the Ohio operations, and its interest in the results of operations is included in equity in earnings of the Ohio operations. The Ohio operations are a significant subsidiary of Indiana Gas.

2.   Basis of Presentation

The interim condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These condensed financial statements and related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 2001 filed on Form 10-K. Because of the seasonal nature of the Company's operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3. Investment in the Ohio Operations

Unaudited summarized financial information of the Ohio operations for the three months ended March 31, 2002 and 2001 is presented below.

In thousands                          2002             2001
-----------------------------    ---------------   --------------
Operating revenues                    $ 125,902         $182,967
Gas operating margin                     39,854           35,513
Operating income                         10,952            6,659
Net income                               10,994            6,140


Interest costs arising from financing arrangements utilized to purchase the Ohio operations are not reflected in the above summarized financial information. Had the financing arrangements of Indiana Gas and VEDO used to facilitate the aquisition been pushed down to the Ohio operations, net income would have been $8.8 million and $1.8 million, respectively, for the three months ended March 31, 2002 and 2001.

4.   Impact of Recently Issued Accounting Guidance

SFAS 142
--------
In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of the statement. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also requires the initial impairment review of all goodwill within six months of the adoption date. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review are to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. SFAS 142 also changed certain aspects of accounting for intangible assets; however, the Company does not have any significant intangible assets. Initial impairment reviews to be performed within six months of adoption of SFAS 142 have not been completed, but no impairment is expected.

SFAS 144
--------
In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 develops one accounting model for all impaired long-lived assets and long-lived assets to be disposed of. SFAS 144 replaces the existing authoritative guidance in FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain aspects of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business."

This new accounting model retains the framework of SFAS 121 and requires that those impaired long-lived assets and long-lived assets to be disposed of be measured at the lower of carrying amount or fair value (less cost to sell for assets to be disposed of), whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations are no longer measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

The adoption of SFAS 144 on January 1, 2002 did not materially impact operations.

SFAS 143
--------
In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact that SFAS 143 will have on its operations.

5. Transactions with Other Vectren Companies

Support Services & Purchases
----------------------------
Vectren and certain subsidiaries of Vectren have provided corporate, general and administrative services to the Company including legal, finance, tax, risk management and human resources. The costs have been allocated to the Company using various allocators, primarily number of employees, number of customers and/or revenues. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had the Company secured those services on a stand-alone basis. For the three months ended March 31, 2002 and 2001, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $14.3 million and $19.4 million, respectively.

Cash Management & Borrowing Arrangements
----------------------------------------
The Company participates in a centralized cash management program with Vectren, other wholly owned subsidiaries, and banks which permits funding of checks as they are presented.

Guarantees of Parent Company Debt
---------------------------------
Vectren's three operating utility companies, Indiana Gas, VEDO, and SIGECO are guarantors of VUHI's $350.0 million commercial paper program, of which $140.0 million is outstanding at September 30, 2001 and VUHI's $350.0 million unsecured senior notes outstanding at March 31, 2002. These guarantees are full and unconditional and joint and several. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies.

6.   Transactions with Vectren Affiliates

ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), began providing natural gas and related services to Indiana Gas, Citizens Gas, and others in April 1996. ProLiance also provides services to the Ohio operations.

Regulatory Matters
------------------
The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC. On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

In 2001, the IURC commenced processing the GCA proceeding regarding the three pricing issues. The IURC indicated that it would consider the prospective relationship of ProLiance with the utilities in this proceeding. On April 23, 2002, Indiana Gas and Citizens Gas, together with the Office of Utility Consumer Counselor and other consumer parties entered into and filed with the IURC an agreement in principle setting forth the terms for resolution of all pending regulatory issues related to ProLiance. The parties intend to submit for IURC approval a final settlement no later than June 3, 2002. If approved by the IURC, the pending GCA proceeding will be concluded.

Transactions with ProLiance
---------------------------
Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2002 and 2001 totaled $79.9 million and $166.3 million, respectively. Amounts owed to ProLiance at March 31, 2002 and December 31, 2001 for such purchases were $28.8 million and $20.4 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for capacity and storage services are market based.

7.   Commitments & Contingencies

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 6 regarding ProLiance Energy, LLC and Note 8 regarding environmental matters.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Description of the Business

Indiana Gas Company, Inc. (the Company or Indiana Gas), an Indiana corporation, provides natural gas distribution and transportation services to a diversified customer base in 311 communities in 49 of Indiana's 92 counties. Indiana Gas is a direct, wholly owned subsidiary of Vectren Utility Holdings, Inc. (VUHI). VUHI is a direct, wholly owned subsidiary of Vectren Corporation (Vectren).

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

Vectren's wholly owned subsidiary, VUHI, serves as the intermediate holding company for its three operating public utilities: Indiana Gas, formerly a wholly owned subsidiary of Indiana Energy, Inc., Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, Inc., and the Ohio operations. Both Vectren and VUHI are exempt from registration pursuant to
Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

Investment in the Gas Distribution Assets of The Dayton Power and Light Company
-------------------------------------------------------------------------------
On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company (DP&L) for approximately $465.0 million as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53% undivided ownership interest in the assets, and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, and these assets are referred to as "the Ohio operations." Indiana Gas' ownership is accounted for on the equity method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Its ownership interest is included in investment in the Ohio operations, and its interest in the results of operations is included in equity in earnings of the Ohio operations. The Ohio operations are a significant subsidiary of Indiana Gas.

                              Results of Operations

                                                 Three Months Ended March 31,
-----------------------------------------------------------------------------
In thousands                                              2002          2001
                                                        -------       -------
Net income, as reported                                 $23,255       $15,127
Merger and integration costs-net of tax                       -         2,009
                                                        -------       -------
Net income before nonrecurring items                    $23,255       $17,136
                                                        =======       =======

Net Income

For the three months ended March 31, 2002, net income increased $8.1 million due primarily to merger synergies, a return to lower gas prices and the related reduction in costs incurred in 2001 related to uncollectible accounts expense and interest costs, and the completion of merger activities and related costs. These increases were offset somewhat by the impact of weather that was approximately 10% warmer than the prior year.

Merger & Integration Costs

For the three months ended March 31, 2001, $0.5 million was expensed related to the 2000 merger forming Vectren. These costs were primarily for employee relocation, travel, and consulting fees.

As a result of merger and integration activities, management retired certain information systems in 2001. Accordingly, the useful lives of these assets were shortened to reflect this decision. These information system assets are owned by a wholly owned subsidiary of Vectren, and the fees allocated by the subsidiary for the use of these systems by the Company are reflected in other operating expenses in the accompanying condensed financial statements. As a result of the shortened useful lives, additional fees were incurred by the Company resulting in additional other operating expense of $2.7 million for the three months ended March 31, 2001.

In total, for the three months ended March 31, 2001, merger and integration costs totaled $3.2 million ($2.0 million after tax). Merger and integration activities resulting from the 2000 merger were completed in 2001.

New Accounting Principles

SFAS 142

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of the statement. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also requires the initial impairment review of all goodwill within six months of the adoption date. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review are to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. SFAS 142 also changed certain aspects of accounting for intangible assets; however, the Company does not have any significant intangible assets. Initial impairment reviews to be performed within six months of adoption of SFAS 142 have not been completed, but no impairment is expected.

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

This new accounting model retains the framework of SFAS 121 and requires that those impaired long-lived assets and long-lived assets to be disposed of be measured at the lower of carrying amount or fair value (less cost to sell for assets to be disposed of), whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations are no longer measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

The adoption of SFAS 144 on January 1, 2002 did not materially impact operations.

Significant Fluctuations

Gas Operating Margin

Gas operating margin for the three months ended March 31, 2002 of $71.1 million decreased $1.6 million, or 2%, compared to 2001. Gas operating margin was favorably impacted by customer growth and the decreased cost of unaccounted for gas. These favorable impacts were offset by weather 10% warmer than the prior year and 12% warmer than normal. Overall, throughput declined 3% from 45.7 MMDth to 44.2 MMDth

Total cost of gas sold was $126.8 million for the three months ended March 31, 2002 and $215.2 million in 2001. Total cost of gas sold decreased $88.5 million, or 41%, during 2002 compared to 2001, primarily due to a return to lower gas prices. The total average cost per dekatherm of gas purchased for the three months ended March 31, 2002 was $4.27 compared to $7.55 for the same period in 2001.

Operating Expenses (excluding Cost of Gas)

Other Operating
Other operating expense decreased $6.1 million, or 23%, for the three months ended March 31, 2002 compared to the prior year. The decrease results from reduced charges for those assets which had their useful lives shortened as a result of the merger, merger synergies, and less uncollectible accounts expense. Uncollectible accounts expense in 2001 was higher due to increased customer account balances as a result of the extraordinarily high gas costs experienced in 2001.

Income Tax Expense
Federal and state income taxes increased $3.6 million for the three months ended March 31, 2002 compared to the prior year. The increase results from primarily higher pre-tax earnings and a small increase in the effective tax rate.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased $0.9 million for the three months ended March 31, 2002 compared to the prior year due to lower gross receipts taxes resulting from lower sales volumes.

Other Income (Expense)

Equity in Earnings of the Ohio Operations
The Company has a 47% undivided interest in the Ohio operations acquired by Vectren on October 31, 2000. Equity in earnings of the Ohio operations represents the Company's portion of the Ohio operations' net income.

Other - Net
Other - net increased $1.5 million for the three months ended March 31, 2002 compared to 2001. In 2001, contributions were made to low income heating assistance programs to assist customers with their increased utility bills reflecting higher gas costs.

Interest Expense

Interest expense decreased by $2.3 million for the three months ended March 31, 2002 when compared to the prior year. The decrease is due to lower interest rates on adjustable rate debt and less debt outstanding. The reduced debt outstanding is due primarily to decreased working capital requirements resulting from a return to lower gas prices.

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

Regulatory Matters

ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), began providing natural gas and related services to Indiana Gas, Citizens Gas, and others in April 1996. ProLiance also provides services to the Ohio operations.

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

In 2001, the IURC commenced processing the GCA proceeding regarding the three pricing issues. The IURC indicated that it would consider the prospective relationship of ProLiance with the utilities in this proceeding. On April 23, 2002, Indiana Gas and Citizens Gas, together with the Office of Utility Consumer Counselor and other consumer parties entered into and filed with the IURC an agreement in principle setting forth the terms for resolution of all pending regulatory issues related to ProLiance. The parties intend to submit for IURC approval a final settlement no later than June 3, 2002. If approved by the IURC, the pending GCA proceeding will be concluded.

                               Financial Condition

The Company's equity capitalization objective is 40-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities and seasonal factors that affect the Company's operation. The Company's equity component was 44% and 43% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender at March 31, 2002 and December 31, 2001, respectively.

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

The Company's credit ratings on outstanding senior unsecured debt at March 31, 2002 are A-/A2 as rated by Standard and Poor's and Moody's, respectively.

Cash Flow from Operations

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $90.7 million and $40.3 million for the three months ended March 31, 2002 and 2001, respectively.

Cash flow from operations increased during the three months ended March 31, 2002 compared to 2001 by $50.4 million due to favorable changes in working capital, as a result of the return to lower gas costs and increased earnings.

Financing Activities

Sources & Uses of Liquidity

The Company has no short-term borrowing arrangements with third parties and relies entirely on the short-term borrowing arrangements of VUHI for short-term working capital needs. Borrowings outstanding at March 31, 2002 were $64.4 million. The intercompany credit line totals $325.0 million, but is limited to VUHI's available capacity ($210.0 million at March 31, 2002) and is subject to the same terms and conditions as VUHI's commercial paper program.

During the three months ended March 31, 2002, $1.3 million of long term debt was paid as scheduled, and in June and July of 2002, put provisions on $5.0 million and $6.5 million, respectively, of long-term debt become exercisable.

Vectren's three operating utility companies, Indiana Gas, VEDO, and SIGECO are guarantors of VUHI's $350.0 million commercial paper program, of which $140.0 million is outstanding at March 31, 2002 and VUHI's $350.0 million unsecured senior notes outstanding at March 31, 2002. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies. These guarantees are full and unconditional and joint and several. Under the terms of VUHI's commercial paper program, it must maintain a rating of better than BB+/Ba1.

Financing Cash Flow
Cash flow required for financing activities of $78.0 million for the three months ended March 31, 2002 includes $71.2 million of reductions in borrowings and $6.8 million of common stock dividends paid to VUHI. This $47.6 million increase in cash required for financing activities when compared to the three months ended March 31, 2001 results from the use of internally generated funds to pay down short-term borrowings.

Capital Expenditures & Other Investment Activities

Cash flow required for investing activities increased during the three months ended March 31, 2002 compared to 2001 by $1.2 million. The increase in cash requirements is due to more additions to utility plant.

New construction, normal system maintenance and improvements, and technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for the remainder of 2002 are estimated at $34.0 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required hereunder is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the Indiana Gas Company, Inc. 2001 Form 10-K and is therefore not presented herein.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management there are no legal proceedings pending against the Company that are likely to have a material adverse effect on the financial position or results of operations. See Note 6 regarding ProLiance Energy, LLC and Note 8 regarding environmental matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports On Form 8-K During The Last Calendar Quarter

On January 24, 2002, the Company filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding Vectren's results of operations, financial position and cash flows for the three and twelve month periods ended December 31, 2001. The financial information was released to the public through this filing.
Item 5. Other Events
Item 7. Exhibits

               99.1 - Press  Release - Fourth  Quarter 2001 Vectren  Corporation
                      Earnings
               99.2 - Cautionary  Statement  for  Purposes of the "Safe  Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

On March 26, 2002, the Company filed a Current Report on Form 8-K with respect to its decision to replace Arthur Andersen LLP as the Company's independent auditors, effective upon completion of a transition period which is expected to extend through the conclusion of their review of the financial results of the Company and its subsidiaries for the first quarter of 2002.
Item 4.  Changes in Registrant's Certifying Accountant.
Item 7.  Exhibits
                16  - Letter from Arthur Andersen LLP to the Securities and
                      Exchange Commission, dated March 26, 2002.
                99  - Letter to Vectren Corporation Shareholders dated
                      March 22, 2002

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


                                                   INDIANA GAS COMPANY, INC.
                                                   -------------------------
                                                          Registrant




        May 14, 2002                            /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                                /s/M. Susan Hardwick
                                                ----------------------------
                                                M. Susan Hardwick
                                                Vice President and Controller
                                                (Principal Accounting Officer)