Form 10-Q
period 2002-06-30
INDIANA GAS CO INC
filed 2002-08-14
CIK 50183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                    -----------------  -----------------

Commission file number 1-6494

                            INDIANA GAS COMPANY, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                  INDIANA                                35-0793669
   ---------------------------------------    -------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock -Without par value         690.00001         August 1, 2002
  -------------------------------     -----------------     --------------
                Class                  Number of shares           Date

As of August 1, 2002, all shares outstanding of the Registrant's classes of common stock were held by Vectren Corporation through its wholly owned subsidiary, Vectren Utility Holdings, Inc.

                                Table of Contents
Item                                                                      Page
Number                                                                   Number
                          PART I. FINANCIAL INFORMATION
  1   Financial Statements (Unaudited)
      Indiana Gas Company, Inc.
         Condensed Balance Sheets                                          1-2
         Condensed Statements of Income                                     3
         Condensed Statements of Cash Flows                                 4
      Notes to Condensed Unaudited Financial Statements                    5-9
  2   Management's Discussion and Analysis of Results of
      Operations and Financial Condition                                  10-16
  3   Quantitative and Qualitative Disclosures About Market Risk            16

                           PART II. OTHER INFORMATION
  1   Legal Proceedings                                                     17
  6   Exhibits and Reports on Form 8-K                                      17
      Signatures                                                            18
      Certification Pursuant To 18 U.S.C. Section 1350,                     19
      As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

                                   Definitions
As discussed in this Form 10-Q, the abbreviations
AFUDC means allowance for funds used during construction, APB means Accounting Principles Board,
FASB means Financial Accounting Standards Board,
IDEM means Indiana Department of Environmental Management,
IURC means Indiana Utility Regulatory Commission,
MMDth means millions of dekatherms,
MMBTU means millions of British thermal units, PUCO means Public Utilities Commission of Ohio, and throughput means combined gas sales and gas transportation volumes

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                            INDIANA GAS COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

                                                     June 30,   December 31,
                                                       2002        2001
-------------------------------------------------   ----------   ----------
                ASSETS

Utility Plant
   Original cost                                    $1,116,469   $1,094,349
   Less:  Accumulated depreciation & amortization      473,446      458,310
                                                    ----------   ----------
      Net utility plant                                643,023      636,039
                                                    ----------   ----------
Current Assets
   Cash & cash equivalents                               2,713          294
   Accounts receivable-less reserves of $567 &
       $987, respectively                               26,571       49,788
   Receivables from other Vectren companies                837       15,874
   Accrued unbilled revenues                             7,977       38,557
   Inventories                                           3,827       15,341
   Recoverable natural gas costs                        32,456       34,497
   Prepayments & other current assets                   21,503       34,445
                                                    ----------   ----------
       Total current assets                             95,884      188,796
                                                    ----------   ----------

Investment in the Ohio operations                      229,331      223,624
Other investments                                        1,800        1,734
Non-utility property-net                                   278          303
Regulatory assets                                       20,193       14,720
Other assets                                             8,891        9,652
                                                    ----------   ----------
TOTAL ASSETS                                        $  999,400   $1,074,868
                                                    ==========   ==========



The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

                                                            June 30,     December 31,
                                                              2002           2001
-----------------------------------------------           -----------    ------------
          LIABILITIES & SHAREHOLDER'S EQUITY
Capitalization
   Common shareholder's equity
      Common stock (no par value)                         $   242,995    $   242,995
      Retained earnings                                        84,369         75,927
      Accumulated other comprehensive income                   (2,382)        (2,382)
                                                          -----------    -----------
         Total common shareholder's equity                    324,982        316,540
                                                          -----------    -----------
   Long-term debt-net of debt subject to tender
       & current maturities                                   251,186        260,972
   Long-term debt to VUHI                                     147,270        147,270
                                                          -----------    -----------
         Total capitalization                                 723,438        724,782
                                                          -----------    -----------
Commitments & Contingencies (Notes 5-8)

Current Liabilities
   Accounts payable                                            32,009         25,642
   Accounts payable to affiliated companies                    19,154         21,337
   Payables to other Vectren companies                         13,925          9,755
   Accrued liabilities                                         35,413         42,757
   Short-term borrowings to VUHI                               48,209        134,298
   Long-term debt subject to tender                                 -         11,500
   Current maturities of long-term debt                        16,250          1,250
                                                          -----------    -----------
        Total current liabilities                             164,960        246,539
                                                          -----------    -----------

Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                       58,664         50,970
   Deferred credits & other liabilities                        52,338         52,577
                                                          -----------    -----------
        Total deferred income taxes & other liabilities       111,002        103,547
                                                          -----------    -----------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                  $   999,400    $ 1,074,868
                                                          ===========    ===========




The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                         CONDENSED STATEMENTS OF INCOME
                           (Unaudited - In thousands)


                                        Three Months Ended        Six Months Ended
                                             June 30,                 June 30,
                                      ----------------------    ---------------------
                                         2002         2001         2002        2001
----------------------------------    ---------    ---------    ---------   ---------
OPERATING REVENUES                    $  83,611    $  91,106    $ 281,508   $ 379,078
COST OF GAS                              45,469       51,383      172,229     266,621
                                      ---------    ---------    ---------   ---------
GAS OPERATING MARGIN                     38,142       39,723      109,279     112,457
                                      ---------    ---------    ---------   ---------
OPERATING EXPENSES
     Other operating                     19,437       27,349       39,698      53,889
     Merger & integration costs               -            -            -         301
     Restructuring costs                      -        5,356            -       5,356
     Depreciation & amortization         10,179        9,826       20,157      19,622
     Income taxes                        (1,780)      (5,629)       8,340         903
     Taxes other than income taxes        3,396        3,914        8,311       9,683
                                      ---------    ---------    ---------   ---------
         Total operating expenses        31,232       40,816       76,506      89,754
                                      ---------    ---------    ---------   ---------
OPERATING INCOME (LOSS)                   6,910       (1,093)      32,773      22,703

OTHER INCOME
     Equity in earnings of the Ohio
         operations-net of tax              540       (1,213)       5,707       1,673
     Other-net                              200          155          602        (920)
                                      ---------    ---------    ---------   ---------
         Total other income                 740       (1,058)       6,309         753
                                      ---------    ---------    ---------   ---------
Interest expense                          7,855        9,412       16,032      19,892
                                      ---------    ---------    ---------   ---------
NET INCOME (LOSS)                     $    (205)   $ (11,563)   $  23,050   $   3,564
                                      =========    =========    =========   =========




The accompanying notes are an integral part of these condensed financial statements

                            INDIANA GAS COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)

                                                        Six Months
                                                       Ended June 30,
                                                   ----------------------
                                                      2002         2001
------------------------------------------         ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES           $ 134,405    $  56,749
                                                   ---------    ---------
CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES

   Proceeds from additional capital contribution           -      100,000
   Requirements for:
      Dividends on common stock                      (14,608)     (14,969)
      Retirement of long-term debt                    (6,286)      (6,940)
   Net change in short-term borrowings to VUHI       (86,089)    (117,390)
NET CASH FLOWS (REQUIRED FOR)                      ---------    ---------
  FINANCING ACTIVITIES                              (106,983)     (39,299)
                                                   ---------    ---------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES

   Capital expenditures                              (25,003)     (19,313)
   Other investments                                       -        1,669
                                                   ---------    ---------
NET CASH FLOWS (REQUIRED FOR)
  INVESTING ACTIVITIES                               (25,003)     (17,644)
                                                   ---------    ---------

Net increase in cash & cash equivalents                2,419         (194)
Cash & cash equivalents at beginning of period           294          300
                                                   ---------    ---------
Cash & cash equivalents at end of period           $   2,713    $     106
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

Vectren was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with APB Opinion No. 16 "Business Combinations."

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

Investment in the Gas Distribution Assets of The Dayton Power and Light Company

On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company (DP&L) for approximately $465.0 million as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53% undivided ownership interest in the assets, and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, and these assets are referred to as "the Ohio operations." Indiana Gas' ownership is accounted for on the equity method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Its ownership interest is included in investment in the Ohio operations, and its interest in the results of operations is included in equity in earnings of the Ohio operations. The Ohio operations are a significant subsidiary of Indiana Gas that provide natural gas distribution and transportation services to Dayton, Ohio, and 87 other communities in 17 counties in west central Ohio.

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

3.   Investment in the Ohio Operations

Unaudited summarized financial information of the Ohio operations for the three and six months ended June 30, 2002 and 2001 is presented below.

                                 Three Months            Six Months
                                 Ended June 30,         Ended June 30,
                              -------------------    -------------------
In thousands                     2002       2001        2002      2001
                              --------   --------    --------   --------
Operating revenues            $ 42,260   $ 51,341    $168,162   $234,308
Gas operating margin            16,997     12,459      56,851     47,972
Operating income (loss)          1,501     (3,182)     12,453      3,477
Net income (loss)                1,149     (2,581)     12,143      3,559

Interest costs arising from financing arrangements utilized to purchase the Ohio operations are not reflected in the above summarized financial information. Had the financing arrangements of Indiana Gas and VEDO used to facilitate the acquisition been pushed down to the Ohio operations, the net loss would have been $1.0 million and $6.5 million, respectively, for the three months ended June 30, 2002 and 2001. For the six months ended June 30, 2002 and 2001, net income would have been $7.5 million and the net loss would have been $5.2 million, respectively.

4.   Impact of Recently Issued Accounting Guidance

SFAS 142
In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of this statement. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also required the initial impairment review of all goodwill within six months of the adoption date. The impairment review consisted of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review were to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. SFAS 142 also changed certain aspects of accounting for other intangible assets; however, the Company does not have any significant other intangible assets.

A component of equity in earnings of the Ohio operations was amortization of goodwill. As required by SFAS 142, amortization of goodwill relating to the Company's investment in the Ohio operations, which approximated $2.3 million per year, ceased on January 1, 2002. The initial impairment review performed within six months of the adoption of SFAS 142 was completed and resulted in no impairment.

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

5.   Transactions with Other Vectren Companies

Support Services & Purchases
Vectren and certain subsidiaries of Vectren have provided corporate, general and administrative services to the Company including legal, finance, tax, risk management and human resources. The costs have been allocated to the Company using various allocators, primarily number of employees, number of customers and/or revenues. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had the Company secured those services on a stand-alone basis. For the three months ended June 30, 2002 and 2001, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $21.6 million and $17.2 million, respectively. For the six months ended June 30, 2002 and 2001, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $35.9 million and $36.6 million, respectively.

Cash Management & Borrowing Arrangements
The Company participates in a centralized cash management program with Vectren, other wholly owned subsidiaries, and banks which permits funding of checks as they are presented.

Guarantees of Parent Company Debt
Vectren's three operating utility companies, Indiana Gas, VEDO, and SIGECO are guarantors of VUHI's $325 million commercial paper program, of which $116.2 million is outstanding at June 30, 2002 and VUHI's $350.0 million unsecured senior notes outstanding at June 30, 2002. These guarantees are full and unconditional and joint and several. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies.

6.   Transactions with Vectren Affiliates

ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), began providing natural gas and related services to Indiana Gas, Citizens Gas, and others in April 1996. ProLiance also provides services to the Ohio operations and began providing service to SIGECO in 2002. ProLiance's primary business is optimizing the gas portfolios of utilities and providing services to large end use customers.

Regulatory Matters
The sale of gas and provision of other services to Indiana Gas and SIGECO by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC. The sale of gas and provision of other services to the Ohio operations by ProLiance is subject to regulatory review through the quarterly gas cost recovery (GCR) process administered by the PUCO.

Specific to the sale of gas and provision of other services to Indiana Gas by ProLiance, on September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

In 2001, the IURC commenced processing the GCA proceeding regarding the three pricing issues. The IURC indicated that it would consider the prospective relationship of ProLiance with the utilities in this proceeding. On April 23, 2002, Indiana Gas and Citizens Gas, together with the Office of Utility Consumer Counselor and other consumer parties, entered into and filed with the IURC an agreement in principle setting forth the terms for resolution of all pending regulatory issues related to ProLiance. The parties submitted for IURC approval a final settlement on June 4, 2002. On July 23, 2002, the IURC approved the settlement filed by the parties. Any appeal of the IURC's approval order must be filed by August 23, 2002. The GCA proceeding has been concluded and new supply agreements between Indiana Gas, SIGECO, Citizens Gas, and ProLiance have been approved and extended through March 31, 2007. All payments to be made pursuant to the settlement will be paid by Vectren. Therefore, there is no impact to Indiana Gas' earnings as a result of the final settlement.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2002 and 2001 totaled $63.7 million and $84.9 million, respectively; and for the six months ended June 30, 2002 and 2001 totaled $143.6 million and $251.1 million, respectively. Amounts owed to ProLiance at June 30, 2002 and December 31, 2001 for those purchases were $18.9 million and $20.4 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are set forth by supply agreements with the utility.

7.   Commitments & Contingencies

The Company is party to various legal and regulatory proceedings arising in the normal course of business. In the opinion of management there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 6 regarding ProLiance Energy, LLC and Note 8 regarding environmental matters.

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

The Company has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. The Company has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between the Company and the IDEM, and a Record of Decision was issued by the IDEM in January 2000. Although the Company has not begun an RI/FS at additional sites, the Company has submitted several of the sites to the IDEM's Voluntary Remediation Program and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

In conjunction with data compiled by expert consultants, the Company has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, the Company has recorded costs that it reasonably expects to incur totaling approximately $20.4 million.

The estimated accrued costs are limited to the Company's proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit the Company's share of response costs at these 19 sites to between 20% and 50%.

With respect to insurance coverage, the Company has received and recorded settlements from all known insurance carriers in an aggregate amount approximating $20.4 million.

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

Vectren was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with APB Opinion No. 16 "Business Combinations."

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

Investment in the Gas Distribution Assets of The Dayton Power and Light Company

On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company (DP&L) for approximately $465.0 million as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53% undivided ownership interest in the assets, and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, and these assets are referred to as "the Ohio operations." Indiana Gas' ownership is accounted for on the equity method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Its ownership interest is included in investment in the Ohio operations, and its interest in the results of operations is included in equity in earnings of the Ohio operations. The Ohio operations are a significant subsidiary of Indiana Gas that provide natural gas distribution and transportation services to Dayton, Ohio, and 87 other communities in 17 counties in west central Ohio.

                              Results of Operations

                                                 Three Months             Six Months
                                                 Ended June 30,          Ended June 30,
                                              --------------------    -------------------
In thousands                                     2002        2001        2002       2001
------------------------------------------    --------    --------    --------   --------
Net income (loss), as reported                $   (205)   $(11,563)   $ 23,050   $  3,564
   Merger and integration costs-net of tax           -       1,572           -      3,580
   Restructuring costs-net of tax                    -       3,325           -      3,325
                                              --------    --------    --------   --------
Net income (loss) before nonrecurring items   $   (205)   $ (6,666)   $ 23,050   $ 10,469
                                              ========    ========    ========   ========


Net Income (Loss)

For the three months ended June 30, 2002, the net loss decreased $11.4 million and for the six months net income increased $19.5 million due primarily to merger synergies, the reduction in costs incurred in 2001 due to higher gas costs and the completion of merger and restructuring activities and related costs. The three-month period was also favorably impacted by weather, but warmer weather in the six-month period negatively impacted earnings.

New Accounting Principles

SFAS 142

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of this statement. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also required the initial impairment review of all goodwill within six months of the adoption date. The impairment review consisted of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review were to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. SFAS 142 also changed certain aspects of accounting for other intangible assets; however, the Company does not have any significant other intangible assets.

A component of equity in earnings of the Ohio operations was amortization of goodwill. As required by SFAS 142, amortization of goodwill relating to the Company's investment in the Ohio operations, which approximated $2.3 million per year, ceased on January 1, 2002. The initial impairment review performed within six months of the adoption of SFAS 142 was completed and resulted in no impairment.

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

Significant Fluctuations

Gas Operating Margin

Gas operating margin for the three months ended June 30, 2002 was favorably impacted by customer growth and weather considerably cooler during April and May than in the prior year. The effects of cooler weather and customer growth resulted in an overall 11% increase in total throughput to 20.0 MMDth in 2002 from 18.0 MMDth in 2001. However, the timing of the cooler weather and other adjustments offset these factors, resulting in an overall 4.0% decrease in margin when compared to the prior year.

Total cost of gas sold was $45.5 million for the three months ended June 30, 2002 and $51.4 million in 2001. Total cost of gas sold decreased $5.9 million, or 12%, during 2002 compared to 2001, primarily due to a return to lower gas prices. The total average cost per dekatherm of gas purchased for the three months ended June 30, 2002 was $4.91 compared to $6.37 for the same period in 2001.

Gas operating margin for the six months ended June 30, 2002 of $109.3 million decreased $3.2 million, or 3%, compared to 2001 due principally to warmer weather compared to the prior year during the peak heating season. Gas operating margin was also favorably impacted by customer growth and increased throughput, due principally to increased transported gas. Overall, throughput increased 1% to 64.2 MMDth in 2002 from 63.7 MMDth in 2001.

Total cost of gas sold was $172.2 million for the six months ended June 30, 2002 and $266.6 million in 2001. Total cost of gas sold decreased $94.4 million, or 35%, during 2002 compared to 2001, primarily due to a return to lower gas prices. The total average cost per dekatherm of gas purchased for the six months ended June 30, 2002 was $4.51 compared to $7.13 for the same period in 2001.

Operating Expenses

Other Operating
Other operating expenses decreased $7.9 million, or 29%, for the three months ended June 30, 2002 and $14.2 million, or 26% for the six months compared to the prior year. The decrease results from lower charges for the use of corporate assets related to those assets which had useful lives shortened as a result of the merger, merger synergies, and less uncollectible accounts expense. Uncollectible accounts expense in 2001 was higher due to increased customer account balances as a result of the extraordinarily high gas costs experienced in 2001.

Income Tax Expense
Federal and state income taxes increased $3.8 million and $7.4 million for the three and six months ended June 30, 2002, respectively, compared to the prior year. The increase results from primarily higher pre-tax earnings and a small increase in the effective tax rate.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased $0.5 million and $1.4 million for the three and six months ended June 30, 2002, respectively, compared to the prior year due to lower gross receipts and excise taxes as a result of lower gas costs.

Other Income (Expense)

Equity in Earnings of the Ohio Operations
The Company has a 47% undivided interest in the Ohio operations. Equity in earnings of the Ohio operations represents the Company's portion of the Ohio operations' net income. The increase is attributable to the return of lower gas prices and increased revenues from rate recovery riders for excise taxes and Percentage of Income Payment Plan customers.

Other - Net
Other - net increased $1.5 million for the six months ended June 30, 2002 compared to 2001. In 2001, contributions were made to low income heating assistance programs to assist customers with their increased utility bills reflecting higher gas costs.

Interest Expense

Interest expense decreased by $1.6 million and $3.9 million for the three and six months ended June 30, 2002, respectively, when compared to the prior year. The decrease is due to lower interest rates on adjustable rate debt and lower outstanding debt balances. The reduced debt outstanding is due primarily to decreased working capital requirements resulting from a return to lower gas prices.

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

The Company has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. The Company has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between the Company and the IDEM, and a Record of Decision was issued by the IDEM in January 2000. Although the Company has not begun an RI/FS at additional sites, the Company has submitted several of the sites to the IDEM's Voluntary Remediation Program and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

In conjunction with data compiled by expert consultants, the Company has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, the Company has recorded costs that it reasonably expects to incur totaling approximately $20.4 million.

The estimated accrued costs are limited to the Company's proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit the Company's share of response costs at these 19 sites to between 20% and 50%.

With respect to insurance coverage, the Company has received and recorded settlements from all known insurance carriers in an aggregate amount approximating $20.4 million.

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

Regulatory Matters

ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), began providing natural gas and related services to Indiana Gas, Citizens Gas, and others in April 1996. ProLiance also provides services to the Ohio operations and began providing service to SIGECO in 2002. ProLiance's primary business is optimizing the gas portfolios of utilities and providing services to large end use customers.

Regulatory Matters
The sale of gas and provision of other services to Indiana Gas and SIGECO by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC. The sale of gas and provision of other services to the Ohio operations by ProLiance is subject to regulatory review through the quarterly gas cost recovery (GCR) process administered by the PUCO.

Specific to the sale of gas and provision of other services to Indiana Gas by ProLiance, on September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

In 2001, the IURC commenced processing the GCA proceeding regarding the three pricing issues. The IURC indicated that it would consider the prospective relationship of ProLiance with the utilities in this proceeding. On April 23, 2002, Indiana Gas and Citizens Gas, together with the Office of Utility Consumer Counselor and other consumer parties, entered into and filed with the IURC an agreement in principle setting forth the terms for resolution of all pending regulatory issues related to ProLiance. The parties submitted for IURC approval a final settlement on June 4, 2002. On July 23, 2002, the IURC approved the settlement filed by the parties. Any appeal of the IURC's approval order must be filed by August 23, 2002. The GCA proceeding has been concluded and new supply agreements between Indiana Gas, SIGECO, Citizens Gas, and ProLiance have been approved and extended through March 31, 2007. All payments to be made pursuant to the settlement will be paid by Vectren. Therefore, there is no impact to Indiana Gas' earnings as a result of the final settlement.

                               Financial Condition

The Company's equity capitalization objective is 40-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities and seasonal factors that affect the Company's operation. The Company's equity component was 44% and 43% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender at June 30, 2002 and December 31, 2001, respectively.

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

The Company's credit ratings on outstanding senior unsecured debt at June 30, 2002 are A-/A2 as rated by Standard and Poor's and Moody's, respectively.

Cash Flow from Operations

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $134.4 million and $56.7 million for the six months ended June 30, 2002 and 2001, respectively.

Cash flow from operations increased $77.7 million during the six months ended June 30, 2002 compared to 2001 due to favorable changes in working capital, as a result of the return to lower gas costs and increased earnings.

Financing Activities

Sources & Uses of Liquidity

The Company has no short-term borrowing arrangements with third parties and relies entirely on the short-term borrowing arrangements of VUHI for short-term working capital needs. Borrowings outstanding at June 30, 2002 were $48.2 million. The intercompany credit line totals $325 million, but is limited to VUHI's available capacity ($208.8 million at June 30, 2002) and is subject to the same terms and conditions as VUHI's commercial paper program.

During the six months ended June 30, 2002, $1.3 million of long term debt was paid as scheduled, and put provisions totaling $5.0 million were exercised. Other put provisions on long-term debt totaling $6.5 million expired unexercised during the quarter and have been reclassified as long-term debt.

Vectren's three operating utility companies, Indiana Gas, VEDO, and SIGECO are guarantors of VUHI's $325 million commercial paper program, of which $116.2 million is outstanding at June 30, 2002 and VUHI's $350.0 million unsecured senior notes outstanding at June 30, 2002. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies. These guarantees are full and unconditional and joint and several. Ratings triggers on VUHI's commercial paper program existing at December 31, 2001, were removed as the facility was renewed during 2002.

Financing Cash Flow
Cash flow required for financing activities of $107.0 million for the six months ended June 30, 2002 includes $92.4 million of reductions in borrowings and $14.6 million of common stock dividends paid to VUHI. This $67.7 million increase in cash required for financing activities when compared to the six months ended June 30, 2001 results from a $100.0 million capital contribution in 2001 from VUHI to permanently finance the investment in the Ohio operations.

Capital Expenditures & Other Investment Activities

Cash flow required for investing activities increased during the six months ended June 30, 2002 compared to 2001 by $7.4 million. The increase in cash requirements is due to more additions to utility plant.

                           Forward-Looking Information

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal and regulatory proceedings arising in the normal course of business. In the opinion of management there are no legal proceedings pending against the Company that are likely to have a material adverse effect on the financial position or results of operations. See Note 6 regarding ProLiance Energy, LLC and Note 8 regarding environmental matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

(b)  Reports On Form 8-K During The Last Calendar Quarter

On April 25, 2002, the Company filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the Company's results of operations, financial position and cash flows for the three and twelve month periods ended March 31, 2002. The financial information was released to the public through this filing.
Item 5.  Other Events
Item 7.  Exhibits
          99.1 - Press Release - First Quarter 2002 Vectren Corporation Earnings
          99.2 - Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
On April 25, 2002, Vectren Corporation filed a current report on From 8-K with respect to the filing of an agreement with the Indiana Utility Regulatory Commission setting forth the basic framework for an anticipated settlement of numerous pending issues related to ProLiance Energy, LLC
Item 5. Other Events
Item 7. Exhibits
          99-1 Press Release - Consumer Groups and Utilities Announce Proposed
               Agreement on Gas Supply Services from ProLiance

On May 20, 2002, SIGECO filed an amendment to Current Report on Form 8-K, originally filed on March 26, 2002 with respect to its decision to dismiss Arthur Andersen LLP as the Company's independent auditors effective May 17, 2002. Deloitte & Touche LLP has been selected as the independent auditors for the Company, effective May 17, 2002,
Item 4. Changes in Registrant's Certifying Accountant.
Item 7. Exhibits
          16 - Letter from Arthur Andersen LLP to the Securities and Exchange
               Commission, dated May 20, 2002.
          99 - Press release regarding selection of Deloitte & Touche LLP dated May 20, 2002.

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


                                               INDIANA GAS COMPANY, INC.
                                               -------------------------
                                                   Registrant




        August 14, 2002                         /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                                /s/M. Susan Hardwick
                                                ---------------------------
                                                M. Susan Hardwick
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                  CERTIFICATION
By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Indiana Gas Company, Inc.

         Signed this 14th day of August, 2002.







/s/ Jerome A. Benkert, Jr.                 /s/ Niel C. Ellerbrook
----------------------------------         ------------------------------------
(Signature of Authorized Officer)          (Signature of Authorized Officer)

Jerome A. Benkert, Jr.                     Niel C. Ellerbrook
----------------------------------         ------------------------------------
(Typed Name)                               (Typed Name)

Executive Vice President and
Chief Financial Officer                    Chairman and Chief Executive Officer
----------------------------------         ------------------------------------
(Title)                                    (Title)