Form 10-Q
period 2002-09-30
INDIANA GAS CO INC
filed 2002-11-13
CIK 50183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________

Commission file number 1-6494

                            INDIANA GAS COMPANY, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

              INDIANA                                   35-0793669
--------------------------------------         -------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock -Without par value       690.00001        November 1, 2002
----------------------------------   ----------------   ------------------
                Class                Number of shares          Date

As of November 1, 2002, all shares outstanding of the Registrant's classes of common stock were held by Vectren Corporation through its wholly owned subsidiary, Vectren Utility Holdings, Inc.

                                Table of Contents

Item                                                                       Page
Number                                                                    Number
                          Part I. Financial Information

  1  Financial Statements (Unaudited)
       Condensed Balance Sheets..........................................  1-2
       Condensed Statements of Income....................................   3
       Condensed Statements of Cash Flows................................   4
       Notes to Condensed Unaudited Financial Statements.................  5-9
  2  Management's Discussion and Analysis
       of Results of Operations and Financial Condition.................. 10-16
  3  Qualitative and Quantitative Disclosures About Market Risk...........  16
  4  Controls and Procedures..............................................  17

                           Part II. Other Information

  1  Legal Proceedings....................................................  18
  6  Exhibits and Reports on Form 8-K.....................................  18
     Signatures...........................................................  19
     Certifications....................................................... 20-22

                                   Definitions
As discussed in this Form 10-Q, the abbreviations
AFUDC means allowance for funds used during construction
APB means Accounting Principles Board
FASB means Financial Accounting Standards Board
IDEM means Indiana Department of Environmental Management
IURC means Indiana Utility Regulatory Commission
MMDth means millions of dekatherms
MMBTU means millions of British thermal units
PUCO means Public Utilities Commission of Ohio
Throughput means combined gas sales and gas transportation volumes

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                            INDIANA GAS COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

                                                   September 30,  December 31,
                                                        2002          2001
                                                   ------------   -----------
                    ASSETS
Utility Plant
   Original cost                                    $1,129,278    $1,094,349
   Less:  Accumulated depreciation & amortization      481,837       458,310
                                                    ----------    ----------
        Net utility plant                              647,441       636,039
                                                    ----------    ----------
Current Assets
    Cash & cash equivalents                              3,482           294
    Accounts receivable-less reserves of $2,627 &
        $987, respectively                              17,778        49,788
    Receivables from other Vectren companies             6,409        15,874
    Accrued unbilled revenues                            5,771        38,557
    Inventories                                         10,652        15,341
    Recoverable natural gas costs                       30,820        34,497
    Prepayments & other current assets                  45,177        34,445
                                                    ----------    ----------
        Total current assets                           120,089       188,796
                                                    ----------    ----------

Investment in the Ohio operations                      227,082       223,624
Other investments                                        3,014         1,734
Non-utility property-net                                   265           303
Regulatory assets                                       19,781        14,720
Other assets                                            13,140         9,652
                                                    ----------    ----------
TOTAL ASSETS                                        $1,030,812    $1,074,868
                                                    ==========    ==========


The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

                                                        September 30,   December 31,
                                                             2002            2001
                                                        ------------    -----------
       LIABILITIES & SHAREHOLDER'S EQUITY

Capitalization
   Common shareholder's equity
      Common stock (no par value)                        $   242,995    $   242,995
      Retained earnings                                       67,056         75,927
      Accumulated other comprehensive income                  (2,382)        (2,382)
                                                         -----------    -----------
         Total common shareholder's equity                   307,669        316,540
                                                         -----------    -----------
   Long-term debt-net of debt subject to tender
       & current maturities                                  251,002        260,972
   Long-term debt due to VUHI                                147,270        147,270
                                                         -----------    -----------
         Total capitalization                                705,941        724,782
                                                         -----------    -----------
Commitments & Contingencies (Notes 5-8)

Current Liabilities
   Accounts payable                                           41,187         25,642
   Accounts payable to affiliated companies                   19,834         21,337
   Payables to other Vectren companies                        13,073          9,755
   Accrued liabilities                                        29,043         42,757
   Short-term borrowings due to VUHI                          97,912        134,298
   Long-term debt subject to tender                                -         11,500
   Current maturities of long-term debt                       16,250          1,250
                                                         -----------    -----------
         Total current liabilities                           217,299        246,539
                                                         -----------    -----------
Deferred Income Taxes & Other Liabilities
    Deferred income taxes                                     58,679         50,970
   Deferred credits & other liabilities                       48,893         52,577
                                                         -----------    -----------
       Total deferred income taxes & other liabilities       107,572        103,547
                                                         -----------    -----------

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                 $ 1,030,812    $ 1,074,868
                                                         ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.


                            INDIANA GAS COMPANY, INC.
                         CONDENSED STATEMENTS OF INCOME
                           (Unaudited - In thousands)

                                      Three Months Ended        Nine Months Ended
                                         September 30,            September 30,
                                    ----------------------    ---------------------
                                       2002         2001         2002        2001
                                    ---------    ---------    ---------   ---------
OPERATING REVENUES                  $  57,544    $  58,122    $ 339,052   $ 437,200
COST OF GAS                            29,648       27,375      201,877     293,995
                                    ---------    ---------    ---------   ---------
GAS OPERATING MARGIN                   27,896       30,747      137,175     143,205
                                    ---------    ---------    ---------   ---------
OPERATING EXPENSES
   Other operating                     17,756       22,390       57,454      76,280
   Merger & integration costs               -          275            -         576
   Restructuring costs                      -          553            -       5,909
   Depreciation & amortization         10,124        9,670       30,281      29,292
   Income taxes                        (4,212)      (4,120)       4,128      (3,217)
   Taxes other than income taxes        3,470        2,938       11,781      12,621
                                    ---------    ---------    ---------   ---------
        Total operating expenses       27,138       31,706      103,644     121,461
                                    ---------    ---------    ---------   ---------
OPERATING INCOME (LOSS)                   758         (959)      33,531      21,744

OTHER INCOME
   Equity in earnings of the Ohio
        operations-net of tax          (2,249)      (2,435)       3,458        (762)
   Other-net                               26          435          628        (485)
                                    ---------    ---------    ---------   ---------
        Total other income             (2,223)      (2,000)       4,086      (1,247)
                                    ---------    ---------    ---------   ---------
Interest expense                        8,115        7,387       24,147      27,279
                                    ---------    ---------    ---------   ---------
NET INCOME (LOSS)                   $  (9,580)   $ (10,346)   $  13,470   $  (6,782)
                                    =========    =========    =========   =========


The accompanying notes are an integral part of these condensed financial statements

                            INDIANA GAS COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)

                                                          Nine Months Ended
                                                             September 30,
                                                        ----------------------
                                                           2002         2001
                                                        ---------    ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES                $ 100,062    $  55,136
                                                        ---------    ---------
CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES

      Proceeds from additional capital contribution             -      100,000
      Requirements for:
          Dividends on common stock                       (22,341)     (22,647)
          Retirement of long-term debt                     (6,470)      (7,322)
      Net change in short-term borrowings due to VUHI     (36,386)     (89,548)
                                                        ---------    ---------
NET CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES        (65,197)     (19,517)
                                                        ---------    ---------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES

      Capital expenditures                                (30,183)     (35,899)
      Other investments                                    (1,494)           -
                                                       ---------    ---------
NET CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES        (31,677)     (35,899)
                                                        ---------    ---------

Net increase in cash & cash equivalents                     3,188         (280)
Cash & cash equivalents at beginning of period                294          300
                                                        ---------    ---------
Cash & cash equivalents at end of period                $   3,482    $      20
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

3.   Investment in the Ohio Operations

Unaudited summarized financial information of the Ohio operations for the three and nine months ended September 30, 2002 and 2001 is presented below.

                            Three Months Ended         Nine Months Ended
                               September 30,             September 30,
                               -------------             -------------
In thousands                  2002        2001          2002       2001
                             ------      ------        ------     ------
Operating revenues        $  23,146    $  28,423    $ 191,308   $ 262,731
Gas operating margin          9,548       10,577       66,399      58,549
Operating income (loss)      (4,750)      (3,590)       7,703        (756)
Net income (loss)            (4,785)      (5,180)       7,358      (1,621)

Interest costs arising from financing arrangements utilized to purchase the Ohio operations are not reflected in the above summarized financial information. Had the financing arrangements of Indiana Gas and VEDO used to facilitate the acquisition been pushed down to the Ohio operations, the net loss would have been $6.9 million for both the three months ended September 30, 2002 and 2001. For the nine months ended September 30, 2002, net income would have been $0.5 million. For the nine months ended September 30, 2001, the net loss would have been $11.3 million.

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

5.   Transactions with Other Vectren Companies

Support Services & Purchases
Vectren and certain subsidiaries of Vectren have provided corporate, general and administrative services to the Company including legal, finance, tax, risk management and human resources. The costs have been allocated to the Company using various allocators, primarily number of employees, number of customers and/or revenues. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had the Company secured those services on a stand-alone basis. For the three months ended September 30, 2002 and 2001, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $13.8 million and $14.3 million, respectively. For the nine months ended September 30, 2002 and 2001, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $41.9 million and $50.8 million, respectively.

Cash Management & Borrowing Arrangements
The Company participates in a centralized cash management program with Vectren, other wholly owned subsidiaries, and banks which permits funding of checks as they are presented.

Guarantees of Parent Company Debt
Vectren's three operating utility companies, Indiana Gas, VEDO, and SIGECO are guarantors of VUHI's $325 million commercial paper program, of which $168.5 million is outstanding at September 30, 2002 and VUHI's $350.0 million unsecured senior notes outstanding at September 30, 2002. These guarantees are full and unconditional and joint and several. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies.

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

Specific to the sale of gas and provision of other services to Indiana Gas by ProLiance, on September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities were reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

In 2001, the IURC commenced processing the GCA proceeding regarding the three pricing issues. The IURC indicated that it would consider the prospective relationship of ProLiance with the utilities in this proceeding. On June 4, 2002, Indiana Gas and Citizens Gas, together with the Office of Utility Consumer Counselor and other consumer parties, entered into and filed with the IURC a settlement setting forth the terms for resolution of all pending regulatory issues related to ProLiance. On July 23, 2002, the IURC approved the settlement filed by the parties. The GCA proceeding has been concluded and new supply agreements between Indiana Gas, SIGECO, Citizens Gas, and ProLiance have been approved and extended through March 31, 2007. As a result of the settlements, Indiana Gas will refund amounts to customers. The Company expects refunds to be made in December 2002. A subsidiary of Vectren's nonregulated operations has indemnified Indiana Gas for the amount of the refund as well as any other amounts incurred as a result of the settlement. Accordingly, the refund has no effect on operating margin or net income.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2002 and 2001 totaled $58.9 million and $53.9 million, respectively; and for the nine months ended September 30, 2002 and 2001 totaled $202.5 million and $305.1 million, respectively. Amounts owed to ProLiance at September 30, 2002 and December 31, 2001 for those purchases were $19.5 million and $20.4 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with the utility.

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

                              Results of Operations

                                               Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                               --------------------    -------------------
In thousands                                      2002        2001        2002       2001
                                               --------    --------    --------   --------
Net income (loss), as reported                 $ (9,580)   $(10,346)   $ 13,470   $ (6,782)
   Merger, integration, & other costs-net of tax      -       1,867           -      5,447
   Restructuring costs-net of tax                     -         343           -      3,668
                                               --------    --------    --------   --------
Net income (loss) before nonrecurring items    $ (9,580)   $ (8,136)   $ 13,470   $  2,333
                                               ========    ========    ========   ========

Net Income (Loss)

For the three months ended September 30, 2002, the net loss decreased $0.8 million and for the nine-month period net income increased $20.3 million due primarily to improved margins and lower operations and maintenance costs. During 2002, the Company experienced a reduction in costs incurred in 2001 due to higher gas costs, merger synergies, and the completion of merger and restructuring activities and related costs. These favorable impacts were offset somewhat by the effects of warm weather during the heating season.

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

Significant Fluctuations

Gas Operating Margin

Gas operating margin decreased $2.9 million, or 9%, for the three months ended September 30, 2002 and $6.0 million, or 4%, for the nine months ended September 30, 2002 when compared to the prior year. The decrease is primarily due to warmer weather, especially during the heating season, fluctuations in unaccounted for gas, and customer conservation.

Operating Expenses

Other Operating
Other operating expenses decreased $4.6 million, or 21%, for the three months ended September 30, 2002 and $18.8 million, or 25%, for the nine months ended September 30, 2002 compared to the prior year. The decrease results from lower charges for the use of corporate assets related to those assets which had useful lives shortened as a result of the merger, merger synergies, and less uncollectible accounts expense. Uncollectible accounts expense in 2001 was higher due to increased customer account balances as a result of the extraordinarily high gas costs experienced in 2001.

Income Tax Expense
Federal and state income taxes increased $7.3 million for the nine months ended September 30, 2002, compared to the prior year. The increase results from primarily higher pre-tax earnings.

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

Other - Net
Other - net increased $1.1 million for the nine months ended September 30, 2002 compared to 2001. In 2001, contributions were made to low income heating assistance programs to assist customers with their increased utility bills reflecting higher gas costs.

Interest Expense

Interest expense decreased $3.1 million for the nine months ended September 30, 2002, when compared to the prior year. The decrease is due to lower interest rates on adjustable rate debt and lower outstanding debt balances. The reduced debt outstanding is due primarily to decreased working capital requirements resulting from a return to lower gas prices.

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

Specific to the sale of gas and provision of other services to Indiana Gas by ProLiance, on September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities were reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

In 2001, the IURC commenced processing the GCA proceeding regarding the three pricing issues. The IURC indicated that it would consider the prospective relationship of ProLiance with the utilities in this proceeding. On June 4, 2002, Indiana Gas and Citizens Gas, together with the Office of Utility Consumer Counselor and other consumer parties, entered into and filed with the IURC a settlement setting forth the terms for resolution of all pending regulatory issues related to ProLiance. On July 23, 2002, the IURC approved the settlement filed by the parties. The GCA proceeding has been concluded and new supply agreements between Indiana Gas, SIGECO, Citizens Gas, and ProLiance have been approved and extended through March 31, 2007. As result of the settlement, Indiana Gas will refund amounts to customers. The Company expects refunds to be made in December 2002. A subsidiary of Vectren's nonregulated operations has indemnified Indiana Gas for the amount of the refund as well as any other amounts incurred as a result of the settlement. Accordingly, the refund has no effect on operating margin or net income.

In addition to the above, the IURC order also provides that:
|X| A portion of the utilities' natural gas will be purchased through a gas cost incentive mechanism that shares price risk and reward between the utilities and customers;
|X| Beginning in 2004, ProLiance will provide the utilities with an interstate pipeline transport and storage service price discount, thus providing additional savings to customers;
|X| As ProLiance continues to provide the utilities with its supply services, Citizens and Vectren will together annually provide an additional $2 million per year in customer benefits in 2003, 2004 and 2005; and
|X| In 2006, the utilities will conduct a competitive bidding process for provision of gas supply services commencing in 2007. ProLiance is authorized to participate in the competitive bidding process.

                               Financial Condition

The Company's equity capitalization objective is 40-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities and seasonal factors that affect the Company's operation. The Company's equity component was 43% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender at both September 30, 2002 and December 31, 2001.

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

The Company's credit ratings on outstanding senior unsecured debt at September 30, 2002 are A-/A2 as rated by Standard and Poor's and Moody's, respectively. On August 27, 2002, Moody's Investor Services issued a press release indicating Indiana Gas' rating is under review for a possible downgrade. Moody's raised several concerns including weaker credit and fixed charge coverage measures, resulting from the prior integration and restructuring costs and warm winter of 2001 and 2002. The Company continues to work with Moody's to address these and other items involving Vectren and other Vectren subsidiaries.

Cash Flow from Operations

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $100.1 million and $55.1 million for the nine months ended September 30, 2002 and 2001, respectively.

Cash flow from operations increased $44.9 million during the nine months ended September 30, 2002 compared to 2001 due to favorable changes in working capital as a result of the return to lower gas costs and increased earnings.

Financing Activities

Sources & Uses of Liquidity

The Company has no short-term borrowing arrangements with third parties and relies entirely on the short-term borrowing arrangements of VUHI for short-term working capital needs. Borrowings outstanding at September 30, 2002 were $97.9 million. The intercompany credit line totals $325 million, but is limited to VUHI's available capacity ($156.5 million at September 30, 2002) and is subject to the same terms and conditions as VUHI's commercial paper program.

During the nine months ended September 30, 2002, $1.3 million of long term debt was paid as scheduled, and put provisions totaling $5.0 million were exercised. Other put provisions on long-term debt totaling $6.5 million expired unexercised and have been reclassified as long-term debt.

Vectren's three operating utility companies, Indiana Gas, VEDO, and SIGECO are guarantors of VUHI's $325 million commercial paper program, of which $168.5 million is outstanding at September 30, 2002 and VUHI's $350.0 million unsecured senior notes outstanding at September 30, 2002. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies. These guarantees are full and unconditional and joint and several. Ratings triggers on VUHI's commercial paper backup facility existing at December 31, 2001, were removed as the facility was renewed during 2002.

Financing Cash Flow
Cash flow required for financing activities of $65.2 million for the nine months ended September 30, 2002 includes $36.4 million of reductions in borrowings and $22.3 million of common stock dividends paid to VUHI. This $45.7 million increase in cash required for financing activities when compared to the nine months ended September 30, 2001 results from a $100.0 million capital contribution in 2001 from VUHI to permanently finance the investment in the Ohio operations.

Capital Expenditures & Other Investment Activities

Cash flow required for investing activities decreased during the nine months ended September 30, 2002 compared to 2001 by $4.2 million. The decrease is primarily due to less additions to utility plant.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
Within 90 days prior to the filing of the report, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness or the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in bringing to their attention on timely basis material information relating to the Company required to be disclosed by the Company in its Exchange Act reports.

Disclosure controls and procedures, as defined by the Securities Exchange Act of 1934 in Rules 13a-14(c) and 15d-14(c), are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities and Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control
Since the evaluation of disclosure controls and procedures, there have been no significant changes to the Company's internal controls and procedures or significant changes in other factors that could significantly affect the Company's internal controls and procedures. No material weaknesses or other significant deficiencies in the design of internal control were noted by the Company during the most recent disclosure control and procedure evaluation and through the filing of this Form 10-Q.

Internal control, as defined in American Institute of Certified Public Accountants Codification of Statements on Auditing Standards (AU ss.319), is defined as a process, effected by an entity's board of directors, management, and other personnel, designed to provide reasonable assurance regarding the achievement of objectives in the following categories: (a) reliability of financial reporting, (b) effectiveness and efficiency of operations and (c) compliance with applicable laws and regulations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

(b)  Reports On Form 8-K During The Last Calendar Quarter

On July 23, 2002, the Company filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the Company's results of operations for the three, six and twelve month periods ended June 30, 2002. The financial information was released to the public through this filing.
         Item 5.  Other Events
         Item 7.  Exhibits
               99.1 - Press Release - Second Quarter 2002 Vectren Corporation
                      Earnings

               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

On July 25, 2002, the Company filed an amendment to current report on Form 8-K, originally filed on April 25, 2002, with respect to the approval of an agreement by the Indiana Utility Regulatory Commission setting forth the settlement of numerous pending issues related to ProLiance Energy, LLC
         Item 5.  Other Events
         Item 7.  Exhibits
               99-1 - Press Release - ProLiance Settlement Approved, Customers
                    Save Millions, Utilities Receive Certainty

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 INDIANA GAS COMPANY, INC.
                                                 ------------------------
                                                         Registrant




        November 13, 2002                       /s/Jerome A. Benkert, Jr.
                                                ---------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                                /s/M. Susan Hardwick
                                                -----------------------------
                                                M. Susan Hardwick
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Niel C. Ellerbrook, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Indiana Gas Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                   /s/ Niel C. Ellerbrook
                                  ------------------------------------
                                  Niel C. Ellerbrook
                                  Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Jerome A. Benkert, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Indiana Gas Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                       /s/ Jerome A. Benkert, Jr.
                                       ----------------------------
                                       Jerome A. Benkert, Jr.
                                       Executive Vice President and
                                       Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                  CERTIFICATION
By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Indiana Gas Company, Inc..

         Signed this 13th day of November, 2002.







/s/ Jerome A. Benkert, Jr.             /s/ Niel C. Ellerbrook
 ---------------------------------    ---------------------------------
(Signature of Authorized Officer      (Signature of Authorized Officer)

Jerome A. Benkert, Jr.                 Niel C. Ellerbrook
----------------------------------    ---------------------------------
(Typed Name)                           (Typed Name)

Executive Vice President and
Chief Financial Officer                Chairman and Chief Executive Officer
----------------------------------    -------------------------------------
(Title)                                (Title)