Form 10-K
period 2002-12-31
INDIANA GAS CO INC
filed 2003-04-09
CIK 50183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

Commission file number:  1-6494

                            INDIANA GAS COMPANY, INC.
                         --------------------------------

             (Exact name of registrant as specified in its charter)

            INDIANA                                          35-0793669
-------------------------------                          -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)


 20 N.W. Fourth Street, Evansville, Indiana                      47708
--------------------------------------------                  -----------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: 812-491-4000


Securities registered pursuant to Section 12(b) of the Act:


   Title of each class              Name of each exchange on which registered
----------------------              -----------------------------------------
         None                                           None


Securities registered pursuant to Section 12(g) of the Act:

  Title of each class               Name of each exchange on which registered
---------------------               -----------------------------------------
          None                                       None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___. No |X|.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2002 was zero. All shares outstanding of the Registrant's common stock were held by Vectren Corporation.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 Common Stock- Without Par Value         690.001                 March 15, 2003
--------------------------------     -----------------           --------------
            Class                     Number of Shares                 Date


          Omission of Information by Certain Wholly Owned Subsidiaries

The Registrant is a wholly owned subsidiary of Vectren Utility Holdings, Inc. and meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

                                   Definitions

AFUDC:  allowance for funds used during        MCF / BCF:  millions / billions of
          construction                                      cubic feet
APB:  Accounting Principles Board              MDth / MMDth: thousands /millions of
                                                            dekatherms
EITF:  Emerging Issues Task Force              NOx:  nitrogen oxide
FASB:  Financial Accounting Standards Board    OUCC:  Indiana Office of the Utility
                                                       Consumer Counselor
FERC:  Federal Energy Regulatory Commission    SFAS:  Statement of Financial Accounting
                                                        Standards
IDEM:  Indiana Department of Environmental     USEPA:  United States Environmental
       Management                                       Protection Agency
IURC:  Indiana Utility Regulatory Commission   Throughput:  combined gas sales and gas
                                                             transportation volumes

                                Table of Contents

Item                                                                    Page
Number                                                                  Number
                                     Part I

   1    Business (A).......................................................1
   2    Properties ........................................................1
   3    Legal Proceedings..................................................2
   4    Submission of Matters to Vote of Security Holders (A)..............2

                                     Part II

   5    Market for the Company's Common Equity and Related
          Stockholder Matters .............................................2
   6    Selected Financial Data (A)........................................2
   7    Management's Discussion and Analysis of Results of
          Operations and Financial Condition (A)...........................3
   7A   Qualitative and Quantitative Disclosures About
           Market Risk....................................................10
   8    Financial Statements and Supplementary Data.......................12
   9    Change in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................58

                                    Part III

  10    Directors and Executive Officers of the Company (A)...............58
  11    Executive Compensation (A)........................................58
  12    Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters (A)..................58
  13    Certain Relationships and Related Transactions (A)................58

                                     Part IV

  14    Controls and Procedures...........................................58
  15    Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K............................................59
        Signatures........................................................62
        Certifications....................................................63

(A) Omitted or amended as the Registrant is a wholly-owned subsidiary of Vectren Utility Holdings, Inc. and meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

                              Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge, including those of its wholly owned subsidiaries, through its website at www.vectren.com, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address:                  Phone Number:   Investor Relations Contact:
P.O. Box 209                      (812) 491-4000  Steven M. Schein
Evansville, Indiana  47702-0209                   Vice President, Investor
                                                     Relations
                                                  sschein@vectren.com

                                     PART I

ITEM 1. BUSINESS

                          Description of the Business

Indiana Gas Company, Inc. (the Company or Indiana Gas), an Indiana corporation, provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. Indiana Gas is a direct wholly owned subsidiary of Vectren Utility Holdings, Inc. (VUHI). VUHI is a direct, wholly owned subsidiary of Vectren Corporation (Vectren).

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

Investment in the Gas Distribution Assets of The Dayton Power and Light Company

On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company for approximately $471 million, including transaction costs, as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53% undivided ownership interest in the assets, and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, and these assets are referred to as "the Ohio operations." Indiana Gas' ownership is accounted for on the equity method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Indiana Gas' initial investment was approximately $218.1 million. The Ohio operations provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton.

Because the Ohio operations are a significant subsidiary as defined by Rule 3-09 of Regulation S-X, the financial statements of the Ohio operations are included in this filing under Part II Item 8 Financial Statements and Supplementary Data.

The narrative description of the business, competition and personnel sections were intentionally omitted. See the table of contents of this Annual Report on Form 10-K for explanation.

ITEM 2. PROPERTIES

Indiana Gas
Indiana Gas owns and operates four gas storage fields located in Indiana covering 58,489 acres of land with an estimated ready delivery from storage capability of 4.2 BCF of gas with delivery capabilities of 119,160 MCF per day. Indiana Gas also owns and operates three liquefied petroleum (propane) air-gas manufacturing plants located in Indiana with the ability to store 1.5 million gallons of propane and manufacture for delivery 31,000 MCF of manufactured gas per day. In addition to its owned storage and manufacturing and daily delivery capabilities, Indiana Gas contracts for a maximum of 17.2 BCF of gas availability across various pipelines with a delivery capability of 283,298 MCF per day. Indiana Gas' gas delivery system includes 11,590 miles of distribution and transmission mains, all of which are in Indiana except for pipeline facilities extending from points in northern Kentucky to points in southern Indiana so that gas may be transported to Indiana and sold or transported by Indiana Gas to ultimate customers in Indiana.

Ohio operations
The Ohio operations owns and operates three liquefied petroleum (propane) air-gas manufacturing plants and one cavern for propane storage, all of which are located in Ohio. The plants and cavern can store 3.7 million gallons of propane, and the plants can manufacture for delivery 51,047 MCF of manufactured gas per day. In addition to its owned storage and manufacturing and daily delivery capabilities, the Ohio operations contracts for a maximum of 13.2 BCF of gas availability across various pipelines with a delivery capability of 281,491 MCF per day. The Ohio operations' gas delivery system includes 5,176 miles of distribution and transmission mains, all of which are located in Ohio.

ITEM 3. LEGAL PROCEEDINGS

Indiana Gas is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. Legal proceedings involving transactions with ProLiance were substantially resolved during 2002. See Note 5 of its financial statements included in Part II Item 8 Financial Statements and Supplementary Data for a discussion of regulatory matters related to ProLiance.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Intentionally omitted. See the table of contents of this Annual Report on Form 10-K for explanation.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

All of the outstanding shares of Indiana Gas' common stock are owned by VUHI. Indiana Gas' common stock is not traded.

There are no outstanding options or warrants to purchase Indiana Gas' common equity or securities convertible into Indiana Gas' common equity. Additionally, Indiana Gas has no plans to publicly offer any of its common equity.

Dividends Paid to Parent

During 2002, Indiana Gas paid dividends to its parent company of $6.9 million, $7.7 million, $7.7 million, and zero in the first, second, third, and fourth quarters, respectively.

During 2001, Indiana Gas paid dividends to its parent company of $7.9 million, $7.1 million, $7.7 million, and $3.3 million in the first, second, third, and fourth quarters, respectively.

On January 22, 2003, the board of directors declared a dividend $7.3 million payable to its parent company on March 3, 2003.

Dividends on shares of common stock are payable at the discretion of the board of directors out of legally available funds. Future payments of dividends, and the amounts of these dividends, will depend on the Company's financial condition, results of operations, capital requirements, and other factors.

ITEM 6. SELECTED FINANCIAL DATA

Intentionally omitted. See the table of contents of this Annual Report on Form 10-K for explanation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Pursuant to General Instructions I(2)(a) of Form 10-K, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto. As discussed in Note 3 in the financial statements, subsequent to the issuance of the Company's 2001 financial statements, the Company's management determined that previously issued financial statements should be restated. As a result, the Company has restated its 2001 and 2000 financial statements and has decreased reported retained earnings as of January 1, 2000 by $1.2 million. The restatement had the effect of decreasing net income for 2001 by approximately $8.1 million and increasing net income for 2000 by $0.2 million. Note 3 to the financial statements includes a summary of the significant effects of the restatement. The effect of the restatement on quarterly results, including previously reported 2002 quarterly information, is discussed in Note 14. The following discussion and analysis gives effect to the restatement.

                              Results of Operations

In 2002, net income was $34.5 million, an increase of $31.2 million when compared to 2001, as restated. The year ended December 31, 2001 included nonrecurring merger, integration, and restructuring costs totaling $11.7 million after tax. In addition to the nonrecurring 2001 items, the increase reflects improved margins and lower operating costs. These resulted from favorable weather and a return to lower gas prices and the related reduction in costs incurred in 2001.

In 2001, net income of $3.3 million decreased $8.1 million when compared to 2000. The year ended December 31, 2000 included nonrecurring merger and integration costs totaling $19.5 million after tax. The decrease reflects lower earnings resulting from extraordinarily high gas costs early in 2001 that unfavorably impacted margins and operating costs including uncollectible accounts expense, interest, and excise taxes; heating weather that was 9% warmer than the prior year; and a weakened national economy.

Restatement of Previously Reported Results

The Company identified adjustments that, in the aggregate, reduced previously reported 2001 earnings by approximately $8.1 million after tax and other adjustments, as described below, related to 2000 and prior periods. Adjustments were also made to previously reported 2002 quarterly results. In addition to adjustments affecting previously reported net income, other reclassifications were made to the previously reported 2001 and 2000 results to conform with the 2002 presentation.

Previously Reported 2001 and 2000 Net Income Adjustments

The Company determined that $8.3 million ($5.2 million after tax) of gas costs were improperly recorded as recoverable gas costs due from customers. The error related primarily to the accounting for natural gas inventory and resulted in an overstatement of 2001 earnings.

The Company also identified an accounting error related to certain employee benefit and other related costs that are routinely accumulated on the balance sheet and systematically cleared to operating expense and capital projects. Because of inadequate loading rates, these costs were not fully cleared to operating expense and capital projects in 2001. As a result, 2001 earnings were overstated by $2.2 million ($1.4 million after tax).

The Company identified reconciliation errors and other errors related to the recording of estimates, including estimates used in the calculation of unbilled revenue. As a result of changes to unbilled revenue and other additional items, 2001 earnings were reduced by $1.8 million ($1.0 million after tax). The Company's equity in earnings of the Ohio operations also was restated, resulting in a decrease to 2001 earnings of $0.5 million.

In 2000, the Company identified reconciliation errors, including errors in billing and collections, and other errors related to the recording of estimates that decreased earnings by $0.3 million ($0.2 million after tax). The Company's equity in earnings of the Ohio operations also was restated, resulting in an increase to earnings of $0.4 million. The impact of the restatement of results for the year ended 2000 is an increase to net income of $0.2 million.

Previously Reported 2002 Quarterly Net Income Adjustments

For the nine months ended September 30, 2002, earnings increased approximately $1.3 million from those previously reported. The increase is primarily the result of $1.3 million of software conversion errors of which $0.9 million ($0.6 million after tax) were originally reflected in 2002 that are now reflected in common shareholder's equity as of January 1, 2000. The Company identified other adjustments that were not significant, either individually or in the aggregate that increased previously reported 2002 quarterly pre-tax and after tax earnings by approximately $1.1 million and $0.7 million, respectively.

Beginning Retained Earnings Adjustments

In addition to the adjustment of software conversion costs discussed above, the Company identified other errors that were not significant, either individually or in the aggregate that relate to years prior to 2000. As a result of these additional items, beginning common shareholder's equity was reduced by $0.6 million. Accordingly, retained earnings as of January 1, 2000 reflects a cumulative net decrease of $1.2 million.

Other Balance Sheet Adjustments

Certain reclassifications were made to reflect separate Company current and deferred income taxes that are included in Vectren's consolidated tax position. These reclassifications are the principal adjustments to intercompany receivables and payables as well as prepayments and other current assets and deferred income taxes.

The Company has restated its financial statements to give effect to the matters discussed above. A summary of the significant effects of the restatement on previously reported financial position and results of operations is included in
Note 3 to the financial statements. The effects of the restatement on 2001 quarterly results and on 2002 previously reported quarterly information, is discussed in Note 14. The financial statements are included under Item 8 Financial Statements and Supplementary Data.

Nonrecurring Items in 2001 and 2000

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

In total, for the year ended December 31, 2001, merger and integration costs totaled $10.2 million ($6.3 million after tax) compared to $28.2 million ($19.5 million after tax) in 2000.

Restructuring Costs

As part of continued cost saving efforts, in June 2001, the Company's management and board of directors approved a plan to restructure, primarily, its regulated operations. The restructuring plan included the elimination of certain administrative and supervisory positions in its utility operations and corporate office. Charges of $5.4 million were expensed in June 2001 as a direct result of the restructuring plan. Additional charges of $3.3 million were incurred during the remainder of 2001 primarily for consulting fees, employee relocation, and duplicate facilities costs. In total, the Company incurred restructuring charges of $8.7 million, ($5.4 million after tax) in 2001. These charges were comprised of $3.2 million for employee severance, related benefits and other employee related costs, $4.0 million for lease termination fees related to duplicate facilities and other facility costs, and $1.5 million for consulting and other fees incurred through December 31, 2001. The restructuring program was completed during 2001, except for the departure of certain employees impacted by the restructuring which occurred during 2002 and the final settlement of the lease obligation which has yet to occur. (See Note 12 for further information on restructuring costs.)

Significant Fluctuations

Gas Utility Margin

Gas Utility margin for the year ended December 31, 2002 of $207.0 million increased $11.2 million, or 6%. The increase is primarily due to weather 6% cooler for the year and 31% cooler in the fourth quarter. Customer growth of over 2% also contributed. The effects of cooler weather resulted in an overall 6% increase in total throughput to 118,241 MDth in 2002 from 111,885 MDth in 2001. Total throughput in 2000 was 126,960 MDth.

Gas Utility margin for the year ended December 31, 2001 of $195.9 million decreased $11.3 million, compared to 2000. The primary factors contributing to this decrease were weather that was 9% warmer than the prior year and the unfavorable impact resulting from extraordinarily high gas costs early in 2001, coupled with the effects of a weakened economy. These decreases were offset somewhat by customer growth of nearly 1% compared to 2000 and by a $3.8 million disallowance of recoverable gas costs by the IURC, charged against gas revenues in December 2000.

Cost of gas sold was $320.4 million in 2002, $373.6 million in 2001, and $390.5 million in 2000. Cost of gas sold decreased $53.2 million, or 14%, during 2002 compared to 2001, primarily due to a return to lower gas prices somewhat offset by an increase in retail volumes sold. Cost of gas sold decreased $16.9 million, or 4%, in 2001. The decrease is primarily due to lower volumes sold due to the warmer weather and a weakened economy, offset by an increase in gas prices. The total average cost per dekatherm of gas purchased was $4.71 in 2002, $5.86 in 2001, and $5.77 in 2000. The price changes are due primarily to changing commodity costs in the marketplace.

Operating Expenses

Other Operating
Other operating expenses decreased $17.5 million for the year ended December 31, 2002 when compared to 2001. The decrease results primarily from lower charges for the use of corporate assets which had useful lives shortened as a result of the merger and a return to lower gas prices and the related reduction in costs incurred in 2001. Specific expenses affected by increased gas costs in 2001 were uncollectible accounts expense and contributions to low income heating assistance programs.

Other operating expenses for the year ended December 31, 2001 decreased $2.7 million or 3% compared to 2000. The 2001 decrease results, primarily, from reduced charges for those assets which had their useful lives shortened as part of the merger and merger synergies in the current year, offset by increased uncollectible accounts expense resulting from increased gas costs.

Depreciation and Amortization

Depreciation and amortization increased $2.6 million, or 7%, and $1.4 million, or 4%, in 2002 and in 2001, respectively. The increases are due to depreciation of normal utility plant additions.

Income Tax
Federal and state income taxes increased $13.2 million in 2002 when compared to 2001 and decreased $8.2 million in 2001 compared to 2000. The changes in income taxes result principally from fluctuations in pre-tax earnings. The effective tax rate in 2000 was higher due to the nondeductibility of certain merger and integration costs.

Equity in Earnings of the Ohio Operations

As described in Note 1 to the financial statements included in Part II Item 8 Financial Statements and Supplementary Data, Indiana Gas has a 47% undivided interest in the Ohio operations acquired by Vectren on October 31, 2000. Equity in earnings of the Ohio operations represents Indiana Gas' portion of the Ohio operations' net income. The financing costs associated with VEDO's 53% ownership interest are not included in the Ohio operations' equity in earnings. Earnings increased in 2002 compared to 2001 and decreased in 2001 compared to 2000 as a result of warm weather, high gas prices, and increased costs that resulted from high gas prices in 2001. Earnings in 2002 also increased due the discontinuance of amortization of goodwill embedded in the investment pursuant to SFAS 142. Such amortization approximated $1.5 million after tax in 2001.

Interest Expense

Interest expense decreased $3.6 million in 2002 compared to 2001. The decrease is attributable to lower outstanding borrowings during 2002 and lower average interest rates on adjustable rate debt.

Interest expense increased $13.6 million in 2001 compared to 2000. The increase is due primarily to interest related to the financing of its investment in the Ohio operations and increased working capital requirements resulting from higher natural gas prices.

                          Critical Accounting Policies

Management is required to make judgements, assumptions, and estimates that affect the amounts reported in the financial statements and the related disclosures that conform to accounting principles generally accepted in the United States. Note 2 to the financial statements describes the significant accounting policies and methods used in the preparation of the financial statements. Certain estimates used in the financial statements are subjective and use variables that require judgement. These include the estimates to perform asset impairments tests. The Company makes other estimates in the course of accounting for unbilled revenue, the effects of regulation, and intercompany allocations that are critical to the Company's financial results but that are less likely to be impacted by near term changes. Other estimates that significantly affect the Company's results, but are not necessarily critical to operations, include depreciation of utility plant and the allowance for doubtful accounts, among others. Actual results could differ from these estimates.

Asset Impairment Test

The Company's 47% ownership interest in the Ohio operations is accounted for using the equity method of accounting. The remaining 53% ownership interest also resides within Vectren's consolidated group. The investment in the Ohio operations was tested for impairment in accordance with APB No. 18 "The Equity Method of Accounting for Investments in Common Stock." This test was performed while Vectren performed its initial impairment analysis of its goodwill, including that related to the acquisition of the Ohio operations, as required by SFAS 142. An impairment test performed in accordance with APB 18 requires that the carrying value of the investment be examined for other than temporary declines in value. While making such examination, the Company considered various factors including that no impairment was recognized by Vectren when it performed an impairment analysis of its Gas Utility Services operating segment which includes the operations of Indiana Gas and the Ohio operations. Vectren performed this analysis using a discounted cash flow model. Based on these factors, the Company determined there was no impairment of its investment in the Ohio operations.

The use of a discounted cash flow model requires significant judgement in applying a discount rate, growth assumptions, company expense allocations, and longevity of cash flows. A 100 basis point increase in the discount rate or a 10% decrease in the cash flow growth assumption utilized in the cash flow analysis would not have changed the results of the analysis.

Unbilled Revenues

To more closely match revenues and expenses, the Company records revenues for all gas delivered to customers but not billed at the end of the accounting period. The Company uses actual units billed during the month to allocate unbilled units. Those allocated units are multiplied by rates in effect during the month to calculate unbilled revenue at balance sheet dates. While certain estimates are used in the calculation of unbilled revenue, these estimates are not subject to near term changes.

Regulation

At each reporting date, the Company reviews current regulatory trends in the markets in which it operates. This review involves judgement and is critical in assessing the recoverability of regulatory assets as well as the ability to continue to account for its activities based on the criteria set forth in SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Based on the Company's current review, it believes its regulatory assets are probable of recovery. If all or part of the Company's operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities could be required. In addition, the Company would be required to determine any impairment to the carrying value of its utility plant and other regulated assets. In the unlikely event of a change in the current regulatory environment, such write-offs and impairment charges could be significant.

Intercompany Allocations

Support Services

Vectren and certain subsidiaries of Vectren provided corporate and general and administrative services to the Company including legal, finance, tax, risk management, and human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had the Company secured those services on a stand-alone basis. In addition, Vectren negotiates service and construction contracts on behalf of its utilities to obtain those services at less cost than the utility may otherwise be able to obtain on its own. The allocation methodology is not subject to near term changes.

Pension and Other Postretirement Obligations

Vectren satisfies the future funding requirements of its pension and other postretirement plans and the payment of benefits from general corporate assets. An allocation of expense is determined by Vectren's actuaries, comprised of only service cost and interest on that service cost, by subsidiary based on headcount at each measurement date. These costs are directly charged to individual subsidiaries. Other components of costs (such as interest cost from prior service and asset returns) are charged to individual subsidiaries through the corporate allocation process discussed above. Plan assets nor the FAS 87/106 liability are allocated to individual subsidiaries since these assets and obligations are derived from corporate level decisions. Further, Vectren satisfies the future funding requirements of plans and the payment of benefits from general corporate assets. Management believes these direct charges when combined with benefit-related corporate charges discussed in "support services" above approximate costs that would have been incurred if the Company accounted for benefit plans on a stand-alone basis. Vectren annually measures its obligations on September 30.

Vectren estimates the expected return on plan assets, discount rate, rate of compensation increase, and future health care costs, among other things, and relies on actuarial estimates to assess the future potential liability and funding requirements of pension and postretirement plans. Vectren used the following weighted average assumptions to develop 2002 annual costs and the ending benefit obligations recognized in its consolidated financial statements: a discount rate of 6.75%, an expected return on plan assets before expenses of 9.00%, a rate of compensation increase of 4.25%, and a health care cost trend rate of 10% in 2002 declining to 5% in 2006. During 2002, Vectren reduced the discount rate and rate of compensation increase by 50 basis points from those assumptions used in 2001 due to the general decline in interest rates and other market conditions that occurred in 2002. Future changes in health care costs, work force demographics, interest rates, or plan changes could significantly affect the estimated cost of these future benefits that are allocated to VUHI and its subsidiaries.

                  Impact of Recently Issued Accounting Guidance

EITF 02-03

In October 2002, the EITF reached a final consensus in EITF Issue 02-03 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-03) that gains and losses (realized and unrealized) on all derivative instruments within the scope of SFAS 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for "trading purposes." The consensus rescinded EITF Issue 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10) as well as other decisions reached on energy trading contracts at the EITF's June 2002 meeting. The Company does not engage in any activities subject to EITF 02-03.

SFAS 143

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Any costs of removal recorded in accumulated depreciation pursuant to regulatory authority will require disclosure in future periods. The Company adopted this statement on January 1, 2003. The adoption was not material to the Company's results of operations or financial condition.

FASB Interpretation (FIN) 45

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Although management is still evaluating the impact of FIN 45 on its financial position and results of operations, the adoption is not expected to have a material effect.

FIN 46

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies to the Company's third quarter for variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. Although management is still evaluating the impact of FIN 46 on its financial position and results of operations, the adoption is not expected to have a material effect.

                           Forward-Looking Information

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

o Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; or gas pipeline system constraints.

o Increased competition in the energy environment including effects of industry restructuring and unbundling.

o Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments and costs made under traditional regulation, and the frequency and timing of rate increases.

o Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board; the Securities and Exchange Commission; the Federal Energy Regulatory Commission; state public utility commissions; state entities which regulate natural gas transmission and distribution, natural gas gathering and processing, and similar entities with regulatory oversight.

o Economic conditions including the effects of an economic downturn, inflation rates, and monetary fluctuations.

o Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.

o Direct or indirect effects on our business, financial condition or liquidity resulting from a change in credit ratings, changes in interest rates, and/or changes in market perceptions of the utility industry and other energy-related industries.

o Employee workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

o Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

o Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters.

o Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with commodity prices, interest rates, and counter-party credit. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company does not execute derivative contracts for speculative or trading purposes.

Interest Rate Risk

The Company is exposed to interest rate risk associated with its adjustable rate borrowing arrangements. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on operations. The Company tries to limit the amount of adjustable rate borrowing arrangements exposed to short-term interest rate volatility to a maximum of 25% of total debt. However, there are times when this targeted level of interest rate exposure may be exceeded. At December 31, 2002, such obligations represented 21% of the Company's total debt portfolio. To manage this exposure, the Company may periodically use derivative financial instruments to reduce earnings fluctuations caused by interest rate volatility.

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on adjustable rate borrowing arrangements exposed to short-term interest rate volatility including bank notes, lines of credit, commercial paper, and certain adjustable rate long-term debt instruments. At December 31, 2002 and 2001, the combined borrowings under these facilities totaled $108.2 million and $134.3 million, respectively. Based upon average borrowing rates under these facilities during the years ended December 31, 2002 and 2001, an increase of 100 basis points (1%) in the rates would have increased interest expense by $0.8 million and $2.7 million, respectively.

Commodity Price Risk and Other Risks

The Company has limited exposure to commodity price risk for purchases and sales of natural gas for retail customers due to current Indiana regulations, which subject to compliance with those regulations, allow for recovery of such purchases through natural gas cost adjustment mechanisms. The Company does not engage in wholesale gas marketing activities that may expose it to market risk associated with fluctuating natural gas commodity prices.

Commodity prices for natural gas purchases were significantly higher during the 2000 - 2001 heating season, primarily due to colder temperatures, increased demand and tighter supplies. Although the Company's operations are exposed to limited commodity price risk, volatile natural gas prices can result in higher working capital requirements; increased expenses including unrecoverable interest costs, uncollectible accounts expense, and unaccounted for gas; and some level of price sensitive reduction in volumes sold.

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

ITEM 8.  Financial Statements and Supplementary Data

                                Table of Contents
                                                                        Page
                                                                        Number
Financial Information of Indiana Gas Company, Inc.
   1    Management's Responsibility for Financial Statements .........    13
   2    Independent Auditors' Report .................................    14
   3    Audited Financial Statements..................................    15
   4    Notes to Audited Financial Statements.........................    20

Financial Statement Schedule of Indiana Gas Company, Inc. (a)
   5    Schedule II-Valuation and Qualifying Accounts for the
         years ended December 31, 2002, 2001, and 2000................    60

Financial Information of the Ohio operations
   1    Management's Responsibility for Financial Statements .........    39
   2    Independent Auditors' Report..................................    40
   3    Financial Statements..........................................    41
   4    Notes to Financial Statements.................................    46

Financial Statement Schedule of the Ohio operations (a)
   5    Schedule II-Valuation and Qualifying Accounts for
         the years ended December 31, 2002, 2001, and for
         the period November 1, 2000 (Inception) through
         December 31, 2000............................................    61


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

The board of directors of Indiana Gas' parent company, Vectren Corporation, pursues its responsibility for these financial statements through its audit committee, which meets periodically with management, the internal auditors and the independent auditors, to assure that each is carrying out its responsibilities. Both the internal auditors and the independent auditors meet with the audit committee of Vectren Corporation's board of directors, with and without management representatives present, to discuss the scope and results of their audits, their comments on the adequacy of internal accounting control and the quality of financial reporting.


/S/ Niel C. Ellerbrook
Niel C. Ellerbrook
Chairman & Chief Executive Officer
February 26, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Shareholder and Board of Directors of Indiana Gas Company, Inc.:

We have audited the accompanying balance sheets of Indiana Gas Company, Inc. as of December 31, 2002 and 2001, and the related statements of income, common shareholder's equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Indiana Gas Company, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangibles."

As discussed in Note 3, the accompanying 2001 and 2000 financial statements have been restated.


/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 26, 2003

                            INDIANA GAS COMPANY, INC.
                                 BALANCE SHEETS
                                 (In thousands)

                                                        December 31,      December 31,
                                                            2002             2001
--------------------------------------------------      ------------      -------------
                                                                          (As Restated,
                   ASSETS                                                  See Note 3)
                   ------
Utility Plant
     Original cost                                      $ 1,148,614       $ 1,095,450
     Less:  Accumulated depreciation & amortization         492,673           458,310
---------------------------------------------------------------------------------------
          Net utility plant                                 655,941           637,140
---------------------------------------------------------------------------------------
Current Assets
      Cash & cash equivalents                                 3,729               268
      Accounts receivable-less reserves of $1,399 &
          $987, respectively                                 48,446            47,426
      Receivables from other Vectren companies               10,754            11,692
      Accrued unbilled revenues                              53,192            36,028
      Inventories                                            13,286            14,941
      Recoverable natural gas costs                          10,241            26,674
      Prepayments & other current assets                     37,090            35,825
---------------------------------------------------------------------------------------
          Total current assets                              176,738           172,854
---------------------------------------------------------------------------------------
Investment in the Ohio operations                           220,417           223,564
Other investments                                             2,459             1,734
Non-utility property-net                                        253               303
Regulatory assets                                            18,132            15,181
Other assets                                                  4,207            10,334
---------------------------------------------------------------------------------------
TOTAL ASSETS                                            $ 1,078,147       $ 1,061,110
=======================================================================================

     The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                                 BALANCE SHEETS
                                 (In thousands)

                                                         December 31,    December 31,
                                                            2002            2001
---------------------------------------------            ------------    ------------
                                                                        (As Restated,
       LIABILITIES & SHAREHOLDER'S EQUITY                                See Note 3)
       ----------------------------------
Capitalization
   Common shareholder's equity
      Common stock (no par value)                        $   242,995     $   242,995
      Retained earnings                                       79,061          66,882
      Accumulated other comprehensive loss                         -          (2,382)
-------------------------------------------------------------------------------------
         Total common shareholder's equity                   322,056         307,495
-------------------------------------------------------------------------------------
   Long-term debt-net of debt subject to tender
     & current maturities                                    228,480         260,972
   Long-term debt due to VUHI                                147,275         147,270
-------------------------------------------------------------------------------------
         Total capitalization                                697,811         715,737
-------------------------------------------------------------------------------------
Commitments & Contingencies (Notes 4, 7-9)

Current Liabilities
   Accounts payable                                           33,728          26,856
   Accounts payable to affiliated companies                   47,255          21,332
   Payables to other Vectren companies                        39,876          11,435
   Accrued liabilities                                        28,994          40,550
   Short-term borrowings due to VUHI                         108,182         134,298
   Long-term debt subject to tender                                -          11,500
   Current maturities of long-term debt                       38,750           1,250
-------------------------------------------------------------------------------------
      Total current liabilities                              296,785         247,221
-------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                      45,601          46,258
   Deferred credits & other liabilities                       37,950          51,894
-------------------------------------------------------------------------------------
      Total deferred income taxes & other liabilities         83,551          98,152
-------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                 $ 1,078,147     $ 1,061,110
=====================================================================================

     The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                              STATEMENTS OF INCOME
                                 (In thousands)

                                                         Year Ended December 31,
--------------------------------------------------------------------------------
                                             2002          2001           2000
--------------------------------------------------------------------------------
                                                       (As Restated, See Note 3)
                                                       -------------------------
OPERATING REVENUES                       $ 527,443     $ 569,478      $ 597,631
COST OF GAS                                320,418       373,610        390,474
--------------------------------------------------------------------------------
GAS OPERATING MARGIN                       207,025       195,868        207,157
--------------------------------------------------------------------------------
OPERATING EXPENSES
     Other operating                        78,965        96,468         99,188
     Merger & integration costs                  -           576         16,846
     Restructuring costs                         -         8,668              -
     Depreciation & amortization            40,661        38,053         36,659
     Income taxes                           12,096        (1,074)         7,121
     Taxes other than income taxes          15,084        15,802         15,858
--------------------------------------------------------------------------------
         Total operating expenses          146,806       158,493        175,672
--------------------------------------------------------------------------------
OPERATING INCOME                            60,219        37,375         31,485

OTHER INCOME
     Equity in earnings of the Ohio
        operations-net of tax                5,855         2,326          3,157
     Other - net                               858          (344)          (749)
--------------------------------------------------------------------------------
         Total other income                  6,713         1,982          2,408
--------------------------------------------------------------------------------
Interest expense                            32,413        36,062         22,462
--------------------------------------------------------------------------------
NET INCOME                               $  34,519     $   3,295      $  11,431
================================================================================


     The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Year Ended December 31,
-----------------------------------------------------------------------------------------------
                                                                2002        2001         2000
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM (REQUIRED FOR) OPERATING ACTIVITIES                    (As Restated, See Note 3)
                                                                       ------------------------
   Net income                                                $ 34,519    $  3,295     $ 11,431
   Adjustments to reconcile net income to cash from
         operating activities:
      Depreciation & amortization                              40,661      38,053       36,659
      Deferred income taxes & investment tax credits          (14,445)    (22,699)      13,682
      Equity in earnings of the Ohio operations                (5,855)     (2,326)      (3,157)
      Other non-cash charges- net                               6,232      14,486       11,018
      Changes in working capital accounts:
         Accounts receivable, including to Vectren
            companies & accrued unbilled revenue              (23,449)     69,567      (91,135)
         Inventories                                            1,655      (2,937)       1,531
         Recoverable fuel & natural gas costs                  16,433      11,422      (48,300)
         Prepayments & other current assets                    (1,265)     26,306      (28,840)
         Accounts payable, including to Vectren companies
             & affiliated companies                            49,156     (41,913)      72,675
         Accrued liabilities                                   (2,773)    (11,812)      (4,379)
      Other noncurrent assets & liabilities                    (4,748)    (24,866)      (9,123)
-----------------------------------------------------------------------------------------------
      Net cash flows from (required for)
           operating activities                                96,121      56,576      (37,938)
-----------------------------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) FROM
    FINANCING ACTIVITIES
   Proceeds from:
      Long-term debt due to VUHI                                    -     147,270            -
      Additional capital contribution                               -     100,000            -
      Long-term debt                                                -           -       70,000
   Requirements for:
      Dividends on common stock                               (22,340)    (25,938)     (26,337)
      Retirement of long-term debt                             (6,492)     (7,387)        (740)
   Net change in short-term borrowings,
        including due to VUHI                                 (26,111)   (218,626)     270,752
-----------------------------------------------------------------------------------------------
      Net cash flows (required for) from
         financing activities                                 (54,943)     (4,681)     313,675
-----------------------------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
   Proceeds from:
      Distributions from the Ohio operations                    9,002           -            -
      Other                                                         -           -        4,700
   Requirements for:
      Capital expenditures                                    (45,225)    (51,927)     (62,409)
      Investment in the Ohio operations                             -           -     (218,081)
      Other investments                                        (1,494)          -            -
-----------------------------------------------------------------------------------------------
      Net cash flows (required for) investing activities      (37,717)    (51,927)    (275,790)
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash & cash equivalents              3,461         (32)         (53)
Cash & cash equivalents at beginning of period                    268         300          353
-----------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period                     $  3,729    $    268     $    300
===============================================================================================


     The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                    STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                                               Accumulated
                                                                                  Other
                                                       Common     Retained     Comprehensive
                                                       Stock      Earnings        Loss          Total
-------------------------------------------------------------------------------------------------------
Balance at January 1, 2000, As Reported               $142,995    $105,627       $     -      $248,622
Restatement adjustment                                       -      (1,196)            -        (1,196)
-------------------------------------------------------------------------------------------------------
Balance at January 1, 2000, As Restated                142,995     104,431             -       247,426

Net income & comprehensive income, As Restated                      11,431                      11,431
Common stock dividends                                             (26,337)                    (26,337)
-------------------------------------------------------------------------------------------------------

Balance at December 31, 2000, As Restated              142,995      89,525             -       232,520

Comprehensive income:
Net income, As Restated                                              3,295                       3,295
Minimum pension liability adjustments- net of tax                                 (2,382)       (2,382)
-------------------------------------------------------------------------------------------------------
Total comprehensive income, As Restated                                                            913
-------------------------------------------------------------------------------------------------------
Common stock:
     Issuance                                          100,000                                 100,000
     Dividends                                                     (25,938)                    (25,938)
-------------------------------------------------------------------------------------------------------
Balance at December 31, 2001, As Restated              242,995      66,882        (2,382)      307,495

Comprehensive income:
Net income                                                          34,519                      34,519
Minimum pension liability adjustments- net of tax                                  2,382         2,382
-------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                      36,901
-------------------------------------------------------------------------------------------------------
Common stock dividends                                             (22,340)                    (22,340)
-------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                          $242,995    $ 79,061       $     -      $322,056
=======================================================================================================


     The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Overview
Indiana Gas Company, Inc. (the Company or Indiana Gas), an Indiana corporation, provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. Indiana Gas is a direct wholly owned subsidiary of Vectren Utility Holdings, Inc. (VUHI). VUHI is a direct, wholly owned subsidiary of Vectren Corporation (Vectren).

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

Investment in the Gas Distribution Assets of The Dayton Power and Light Company

On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company for approximately $471 million, including transaction costs, as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53% undivided ownership interest in the assets, and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, and these assets are referred to as "the Ohio operations." Indiana Gas' ownership is accounted for on the equity method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Indiana Gas' initial investment was approximately $218.1 million. The Ohio operations provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton.

Because the Ohio operations are a significant subsidiary as defined by Rule 3-09 of Regulation S-X, the financial statements of the Ohio operations are included in this filing under Part II Item 8 Financial Statements and Supplementary Data.

2. Summary of Significant Accounting Policies


A. Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents. Cash paid during the periods reported for interest and income taxes follows:

-----------------------------------------------------------------------------
 In thousands                                   2002        2001        2000
-----------------------------------------------------------------------------
Cash paid during the year for:
     Interest (net of amount capitalized)    $ 30,926    $ 32,611    $ 22,957
     Income taxes                              18,073       5,157      23,188
------------------------------------------------------------------------------

B. Inventories
Inventories consist of the following:

                                                        At December 31,
------------------------------------------------------------------------
In thousands                                     2002              2001
------------------------------------------------------------------------
Gas in storage-at LIFO cost                   $ 12,497          $ 13,895
Other                                              789             1,046
------------------------------------------------------------------------
       Total inventories                      $ 13,286          $ 14,941
========================================================================

Based on the average cost of gas purchased during December, the cost of replacing the current portion of gas in storage carried at LIFO cost exceeded LIFO cost at December 31, 2002 and 2001 by approximately $14.0 million and $2.0 million, respectively. All other inventories are carried at average cost.


C. Utility Plant and Depreciation
Utility plant is stated at historical cost, including AFUDC. Depreciation of utility property is provided using the straight-line method over the estimated service lives of the depreciable assets. The original cost of utility plant, together with depreciation rates expressed as a percentage of original cost, follows:

                                                       At & For the Year Ended December 31,
--------------------------------------------------------------------------------------------
In thousands                                  2002                                 2001
------------------------------------   ------------------------------------   --------------
                                                 Depreciation                  Depreciation
                                                  Rates as a                    Rates as a
                                                  Percent of                    Percent of
                                  Original Cost  Original Cost  Original Cost  Original Cost
--------------------------------------------------------------------------------------------
Utility plant                      $ 1,104,811       3.9%         $1,031,344        3.8%
Construction work in progress           43,803          -             64,106           -
--------------------------------------------------------------------------------------------
       Total original cost         $ 1,148,614                    $1,095,450
============================================================================================


AFUDC represents the cost of borrowed and equity funds used for construction purposes and is charged to construction work in progress during the construction period and is included in other - net in the Statements of Income. The total AFUDC capitalized into utility plant and the portion of which was computed on borrowed and equity funds for all periods reported follows:

                                                   Year Ended December 31,
----------------------------------------------------------------------------
 In thousands                          2002             2001            2000
----------------------------------------------------------------------------
AFUDC - borrowed funds                $ 594            $ 444           $ 487
AFUDC - equity funds                    240              545             595
----------------------------------------------------------------------------
      Total AFUDC capitalized         $ 834            $ 989         $ 1,082
============================================================================

Maintenance and repairs, including the cost of removal of minor items of property and planned major maintenance projects, are charged to expense as incurred. When property that represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to accumulated depreciation.

D. Impairment Review of Long-Lived Assets
Long-lived assets are reviewed as facts and circumstances indicate that the carrying amount may be impaired. This review is performed in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which the Company adopted as required on January 1, 2002. SFAS 144 establishes one accounting model for all impaired long-lived assets and long-lived assets to be disposed of by sale or otherwise. SFAS 144 replaced authoritative guidance in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and certain aspects of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 retains the framework of SFAS 121 and requires the evaluation for impairment involve the comparison of an asset's carrying value to the estimated future cash flows the asset is expected to generate over its remaining life. If this evaluation were to conclude that the carrying value of the asset is impaired, an impairment charge would be recorded based on the difference between the asset's carrying amount and its fair value (less costs to sell for assets to be disposed of by sale) as a charge to operations or discontinued operations.

E. Investment in the Ohio operations The Company's investment in the Ohio operations is accounted for using the equity method of accounting. The Company's share of the Ohio operations' after tax earnings is recorded in equity in earnings of the Ohio operations. Because the Ohio operations is responsible for its income taxes and is also within Vectren's consolidated tax group, no additional tax provision for these earnings is included in these financial statements. Dividends are recorded as a reduction of the carrying value of the investment when received. Goodwill which is a component of the Company's net investment is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. As required by SFAS 142, amortization of goodwill ceased on January 1, 2002. Such amortization of approximately $1.5 million in 2001 and $0.2 million in 2000 is reflected in equity in earnings of the Ohio operations. Periodically the Company examines the carrying value of its investment for other than temporary declines in value.

F. Regulation
SFAS 71
Retail public utility operations affecting Indiana customers are subject to regulation by the IURC. The Company's accounting policies give recognition to the rate-making and accounting practices of this agency and to accounting principles generally accepted in the United States, including the provisions of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS
71). Regulatory assets represent probable future revenues associated with certain incurred costs, which will be recovered from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the rate-making process.

The Company assesses the recoverability of costs recognized as regulatory assets and the ability to continue to account for its activities based on the criteria set forth in SFAS 71. Based on current regulation, the Company believes such accounting is appropriate. If all or part of the Company's operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities could be required. In addition, the Company would be required to determine any impairment to the carrying value of its utility plant and other regulated assets. Regulatory assets consist of the following:

                                            At December 31,
-----------------------------------------------------------
 In thousands                             2002        2001
-----------------------------------------------------------
Unamortized debt discount & expenses    $11,971    $ 13,101
Regulatory income tax asset               6,158       2,080
Other                                         3           -
-----------------------------------------------------------
     Total regulatory assets           $ 18,132    $ 15,181
===========================================================

As of December 31, 2002, all regulatory assets are reflected in rates charged to customers, of which $0.4 million is earning a return. At December 31, 2002, the weighted average recovery period of regulatory assets, other than those arising from book - tax basis differences, included in rates is 12.8 years. Regulatory income tax assets are recovered as deferred tax assets and liabilities discussed in Note 4 become payable or receivable.

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

Refundable or Recoverable Gas Costs
All metered gas rates contain a gas cost adjustment clause that allows the Company to charge for changes in the cost of purchased gas. The Company records any under-or-over-recovery resulting from gas adjustment clauses each month in revenues. A corresponding asset or liability is recorded until the under-or-over-recovery is billed or refunded to utility customers. The cost of gas sold is charged to operating expense as delivered to customers.

G. Comprehensive Income
Comprehensive income is a measure of all changes in equity that result from the transactions or other economic events during the period from non-shareholder transactions. This information is reported in the Statements of Common Shareholder's Equity. The transaction resulting in other comprehensive income relates to a minimum pension liability adjustment which is a loss of $3.8 million ($2.4 million after tax) in 2001. In 2002, all such liabilities were transferred to Vectren.

H. Revenues
Revenues are recorded as products and services are delivered to customers. To more closely match revenues and expenses, the Company records revenues for all gas delivered to customers but not billed at the end of the accounting period.

I. Excise and Gross Receipts Taxes
Excise taxes and gross receipts taxes are included in rates charged to customers. Accordingly, the Company records these taxes received as a component of operating revenues. Excise and gross receipts taxes paid are recorded as a component of taxes other than income taxes.

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

K. Earnings Per Share
Earnings per share are not presented as the Company's common stock is wholly owned by Vectren Utility Holdings, Inc.

3. Restatement of Previously Reported Results

The Company identified adjustments that, in the aggregate, reduced previously reported 2001 earnings by approximately $8.1 million after tax and other adjustments, as described below, related to 2000 and prior periods. Adjustments were also made to previously reported 2002 quarterly results. In addition to adjustments affecting previously reported net income, other reclassifications were made to the previously reported 2001 and 2000 results to conform with the 2002 presentation.

Previously Reported 2001 and 2000 Net Income Adjustments
The Company determined that $8.3 million ($5.2 million after tax) of gas costs were improperly recorded as recoverable gas costs due from customers. The error related primarily to the accounting for natural gas inventory and resulted in an overstatement of 2001 earnings.

The Company also identified an accounting error related to certain employee benefit and other related costs that are routinely accumulated on the balance sheet and systematically cleared to operating expense and capital projects. Because of inadequate loading rates, these costs were not fully cleared to operating expense and capital projects in 2001. As a result, 2001 earnings were overstated by $2.2 million ($1.4 million after tax).

The Company identified reconciliation errors and other errors related to the recording of estimates, including estimates used in the calculation of unbilled revenue. As a result of changes to unbilled revenue and other additional items, 2001 earnings were reduced by $1.8 million ($1.0 million after tax). The Company's equity in earnings of the Ohio operations also was restated, resulting in a decrease to 2001 earnings of $0.5 million.

In 2000, the Company identified reconciliation errors, including errors in billing and collection accounts, and other errors related to the recording of estimates that decreased earnings by $0.3 million ($0.2 million after tax). The Company's equity in earnings of the Ohio operations also was restated, resulting in an increase to earnings of $0.4 million. The impact of the restatement of results for the year ended 2000 is an increase to net income of $0.2 million.

Previously Reported 2002 Quarterly Net Income Adjustments
For the nine months ended September 30, 2002, earnings increased approximately $1.3 million from those previously reported. The increase is primarily the result of $1.3 million of software conversion errors of which $0.9 million ($0.6 million after tax) were originally reflected in 2002 that are now reflected in common shareholder's equity as of January 1, 2000. The Company identified other adjustments that were not significant, either individually or in the aggregate that increased previously reported 2002 quarterly pre-tax and after tax earnings by approximately $1.1 million and $0.7 million, respectively.

Beginning Retained Earnings Adjustments
In addition to the adjustment of software conversion costs discussed above, the Company identified other errors that were not significant, either individually or in the aggregate that relate to years prior to 2000. As a result of these additional items, beginning common shareholder's equity was reduced by $0.6 million. Accordingly, retained earnings as of January 1, 2000 reflects a cumulative net decrease of $1.2 million.

Other Balance Sheet Adjustments
Certain reclassifications were made to reflect separate Company current and deferred income taxes that are included in Vectren's consolidated tax position. These reclassifications are the principal adjustments to intercompany receivables and payables as well as prepayments and other current assets and deferred income taxes.

The Company has restated its financial statements to give effect to the matters discussed above. Following is a summary of the significant effects of the restatement on previously reported financial position and results of operations. The effects of the restatement on 2001 quarterly results and on 2002 previously reported quarterly information, is discussed in Note 14. Note 14 is unaudited.

The effects on the income statement for the year ending December 31, 2001 follow:


                                        As Reported   Adjustments   As Restated
-------------------------------------------------------------------------------
OPERATING REVENUES                       $ 580,258     $ (10,780)    $ 569,478
COST OF GAS                                373,610             -       373,610
-------------------------------------------------------------------------------
GAS OPERATING MARGIN                       206,648       (10,780)      195,868
-------------------------------------------------------------------------------
OPERATING EXPENSES
     Other operating                        95,250         1,218        96,468
     Merger & integration costs                576             -           576
     Restructuring costs                     8,668             -         8,668
     Depreciation & amortization            38,053             -        38,053
     Income taxes                            3,556        (4,630)       (1,074)
     Taxes other than income taxes          15,802             -        15,802
-------------------------------------------------------------------------------
          Total operating expenses         161,905        (3,412)      158,493
-------------------------------------------------------------------------------
OPERATING INCOME                            44,743        (7,368)       37,375

OTHER INCOME
     Equity in earnings of the Ohio
          operations-net of tax              2,822          (496)        2,326
     Other - net                              (190)         (154)         (344)
-------------------------------------------------------------------------------
          Total other income                 2,632          (650)        1,982
-------------------------------------------------------------------------------
Interest expense                            36,009            53        36,062
-------------------------------------------------------------------------------
NET INCOME                               $  11,366     $  (8,071)    $   3,295
===============================================================================

The effects on the income statement for the year ending December 31, 2000 follow:

                                      As Reported   Adjustments    As Restated
------------------------------------------------------------------------------
OPERATING REVENUES                     $ 598,113      $ (482)       $ 597,631
COST OF GAS                              390,474           -          390,474
------------------------------------------------------------------------------
GAS OPERATING MARGIN                     207,639        (482)         207,157
------------------------------------------------------------------------------
OPERATING EXPENSES
     Other operating                      99,810        (622)          99,188
     Merger & integration costs           16,846           -           16,846
     Restructuring costs                       -           -                -
     Depreciation & amortization          36,659           -           36,659
     Income taxes                          7,251        (130)           7,121
     Taxes other than income taxes        15,858           -           15,858
------------------------------------------------------------------------------
          Total operating expenses       176,424        (752)         175,672
------------------------------------------------------------------------------
OPERATING INCOME                          31,215         270           31,485

OTHER INCOME
     Equity in earnings of the Ohio
          operations-net of tax            2,721         436            3,157
     Other - net                            (318)       (431)            (749)
------------------------------------------------------------------------------
          Total other income               2,403           5            2,408
------------------------------------------------------------------------------
Interest expense                          22,409          53           22,462
------------------------------------------------------------------------------
NET INCOME                             $  11,209      $  222        $  11,431
==============================================================================

The effects on the balance sheet as of December 31, 2001 follow:


                       ASSETS                              As Reported   Adjustments   As Restated
                       ------                              ---------------------------------------
Utility Plant
     Original cost                                         $ 1,094,349     $   1,101   $ 1,095,450
     Less:  Accumulated depreciation & amortization            458,310             -       458,310
--------------------------------------------------------------------------------------------------
          Net utility plant                                    636,039         1,101       637,140
--------------------------------------------------------------------------------------------------
Current Assets
     Cash & cash equivalents                                       294           (26)          268
     Accounts receivable-less reserves                          49,788        (2,362)       47,426
     Receivables from other Vectren companies                    2,252         9,440        11,692
     Accrued unbilled revenues                                  38,557        (2,529)       36,028
     Inventories                                                15,341          (400)       14,941
     Recoverable natural gas costs                              34,497        (7,823)       26,674
     Prepayments & other current assets                         48,067       (12,242)       35,825
--------------------------------------------------------------------------------------------------
            Total current assets                               188,796       (15,942)      172,854
--------------------------------------------------------------------------------------------------
Investment in the Ohio operations                              223,624           (60)      223,564
Other investments                                                1,734             -         1,734
Non-utility property-net                                           303             -           303
Regulatory assets                                               14,720           461        15,181
Other assets                                                     9,652           682        10,334
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                               $ 1,074,868     $ (13,758)  $ 1,061,110
==================================================================================================

          LIABILITIES & SHAREHOLDER'S EQUITY
Capitalization
     Common shareholder's equity
         Common stock (no par value)                       $   242,995     $       -   $   242,995
         Retained earnings                                      75,927        (9,045)       66,882
         Accumulated other comprehensive loss                   (2,382)            -        (2,382)
--------------------------------------------------------------------------------------------------
            Total common shareholder's equity                  316,540        (9,045)      307,495
--------------------------------------------------------------------------------------------------
     Long-term debt-net of debt subject to tender
         & current maturities                                  260,972             -       260,972
     Long-term debt due to VUHI                                147,270             -       147,270
--------------------------------------------------------------------------------------------------
            Total capitalization                               724,782        (9,045)      715,737
--------------------------------------------------------------------------------------------------
Current Liabilities
     Accounts payable                                           25,642         1,214        26,856
     Accounts payable to affiliated companies                   21,337            (5)       21,332
     Payables to other Vectren companies                         9,755         1,680        11,435
     Accrued liabilities                                        42,757        (2,207)       40,550
     Short-term borrowings due to VUHI                         134,298             -       134,298
     Long-term debt subject to tender                           11,500             -        11,500
     Current maturities of long-term debt                        1,250             -         1,250
--------------------------------------------------------------------------------------------------
         Total current liabilities                             246,539           682       247,221
--------------------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
     Deferred income taxes                                      50,970        (4,712)       46,258
     Deferred credits & other liabilities                       52,577          (683)       51,894
--------------------------------------------------------------------------------------------------
         Total deferred income taxes & other liabilities       103,547        (5,395)       98,152
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                   $ 1,074,868     $ (13,758)  $ 1,061,110
==================================================================================================

4. Transactions with Other Vectren Companies

Support Services
Vectren and certain subsidiaries of Vectren provided corporate and general and administrative services to the Company including legal, finance, tax, risk management, and human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. In addition, Vectren negotiates service and construction contracts on behalf of its utilities to obtain those services at less cost than the utility may otherwise be able to obtain on its own. For the year ended December 31, 2002, 2001, and 2000, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $50.6 million, $63.3 million, and $51.1 million, respectively.

Retirement Plans and Other Postretirement Benefits
Vectren has multiple defined benefit pension plans and postretirement plans that require accounting as described in SFAS No. 87 "Employers' Accounting for Pensions and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively. Subsequent to the merger forming Vectren, an allocation of expense is determined by Vectren's actuaries, comprised of only service cost and interest on that service cost, by subsidiary based on headcount at each measurement date. These costs are directly charged to individual subsidiaries. Other components of costs (such as interest cost from prior service and asset returns) are charged to individual subsidiaries through the corporate allocation process discussed above. Plan assets nor the SFAS 87/106 liability is allocated to individual subsidiaries since these assets and obligations are derived from corporate level decisions. Further, Vectren satisfies the future funding requirements of plans and the payment of benefits from general corporate assets. This allocation methodology is consistent with "multiemployer" benefit accounting as described in SFAS 87 and 106.

For the years ended December 31, 2002 and 2001 pension expense totaling $1.3 million in both years was directly charged by Vectren to the Company. For the years ended December 31, 2002 and 2001other benefit expenses totaling $0.4 million in both years were directly charged by Vectren to the Company. In 2000, the Company recognized $5.3 million in charges for participation in Vectren benefit plans. As of December 31, 2002 and 2001, $25.0 million and $29.2 million is included in other non-current liabilities and represents expense directly charged to the Company that is yet to be funded to Vectren, and $3.5 million and $4.8 million is included in other assets for amounts funded in advance to Vectren.

Cash Management and Borrowing Arrangements
The Company participates in a centralized cash management program with Vectren, other wholly owned subsidiaries, and banks which permits funding of checks as they are presented.

See Note 6 regarding long-term and short-term intercompany borrowing arrangements.

Guarantees of Parent Company Debt
Vectren's three operating utility companies, VEDO, Indiana Gas, and SIGECO are guarantors of VUHI's $350.0 million commercial paper program, of which approximately $239.1 million is outstanding at December 31, 2002 and VUHI's $350.0 million unsecured senior notes outstanding at December 31, 2001. VUHI has no independent assets or operations, the guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors.

Stock Based Incentive Plans
Indiana Gas does not have stock-based compensation plans separate from Vectren. An insignificant number of Indiana Gas' employees participate in Vectren's stock-based compensation plans.

Income Taxes
Vectren and subsidiary companies file a consolidated federal income tax return. For financial reporting purposes, Indiana Gas' current and deferred tax expense is computed on a separate company basis. Because the Ohio operations is responsible for its income taxes and is also within Vectren's consolidated tax group, no additional tax provision for these earnings is included in these financial statements. The components of income tax expense and utilization of investment tax credits follows:

                                                    Year Ended December 31,
-----------------------------------------------------------------------------
 In thousands                                 2002         2001         2000
-----------------------------------------------------------------------------
Current:
       Federal                             $ 24,305     $ 20,811     $ (6,403)
       State                                  2,236          814         (158)
-----------------------------------------------------------------------------
Total current taxes                          26,541       21,625       (6,561)
-----------------------------------------------------------------------------
Deferred:
       Federal                              (12,332)     (21,048)      13,462
       State                                 (1,188)        (724)       1,152
-----------------------------------------------------------------------------
Total deferred taxes                        (13,520)     (21,772)      14,614
-----------------------------------------------------------------------------
Amortization of investment tax credits         (925)        (927)        (932)
-----------------------------------------------------------------------------
       Total income tax expense            $ 12,096     $ (1,074)    $  7,121
=============================================================================

The liability method of accounting is used for income taxes under which deferred income taxes are recognized to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities at currently enacted income tax rates. Significant components of the net deferred tax liability as of December 31, 2002 and 2001 follow:

                                                                    At December 31,
------------------------------------------------------------------------------------
 In thousands                                                     2002         2001
------------------------------------------------------------------------------------
Noncurrent deferred tax liabilities (assets):
   Depreciation & cost recovery timing differences             $ 53,338     $ 63,935
   Regulatory assets recoverable through future rates            11,703        8,832
   Regulatory liabilities to be settled through future rates     (5,545)      (6,752)
   Employee benefit obligations                                 (15,704)     (14,333)
   Other - net                                                    1,809       (5,424)
------------------------------------------------------------------------------------
      Net noncurrent deferred tax liability                      45,601       46,258
------------------------------------------------------------------------------------
Current deferred tax liabilities (assets):
   Deferred fuel costs-net                                        2,245       13,049
   LIFO inventory                                                     -       (2,020)
------------------------------------------------------------------------------------
      Net current deferred tax liability                          2,245       11,029
------------------------------------------------------------------------------------
      Net deferred tax liability                               $ 47,846     $ 57,287
====================================================================================

At December 31, 2002 and 2001, investment tax credits totaling $5.4 million and $6.3 million, respectively, are included in deferred credits and other liabilities. These investment tax credits are amortized over the lives of the related investments. Indiana Gas has no tax credit carryforwards at December 31, 2002. Alternative Minimum Tax credit carryforwards of approximately $5.2 million were utilized in 2001.

A reconciliation of the statutory rate to the effective income tax rate follows:

                                                       Year Ended December 31,
--------------------------------------------------------------------------------
In thousands                                       2002        2001       2000
--------------------------------------------------------------------------------
Tax at federal statutory rate                    $14,316    $    (83)   $ 6,267
State and local taxes, net of federal benefit        594          58        640
Nondeductible merger costs                             -           -      1,946
Amortization of investment tax credit               (925)       (927)      (932)
All other-net                                     (1,889)       (122)      (800)
--------------------------------------------------------------------------------
       Effective tax rate                        $12,096    $ (1,074)   $ 7,121
================================================================================

5. Transactions with Vectren Affiliates

ProLiance Energy, LLC
ProLiance Energy, LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides natural gas and related services to Indiana Gas, the Ohio operations, Citizens Gas and others. ProLiance also began providing service to SIGECO and Vectren Retail, LLC (the Company's retail gas marketer) in 2002. ProLiance's primary business is optimizing the gas portfolios of utilities and providing services to large end use customers. Vectren continues to account for its investment in ProLiance using the equity method of accounting.

Regulatory Matters
The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC. On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. However, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in a consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

On June 4, 2002, Indiana Gas and Citizens Gas, together with the OUCC and other consumer parties, entered into and filed with the IURC a settlement setting forth the terms for resolution of all pending regulatory issues related to ProLiance, including the three pricing issues. On July 23, 2002, the IURC approved the settlement filed by the parties. The GCA proceeding has been concluded and new supply agreements between Indiana Gas, SIGECO, Citizens Gas, and ProLiance have been approved and extended through March 31, 2007. ProLiance will also have the opportunity, if it so elects, to participate in a "request for proposal" process for service to the utilities after March 31, 2007.

For past services provided to Indiana Gas by ProLiance, Indiana Gas made refunds to retail customers pursuant to the settlement totaling $6.4 million in the fourth quarter of 2002. A subsidiary of Vectren's nonregulated operations has indemnified Indiana Gas for the amount of the refund as well as any other amounts incurred as a result of the settlement. Accordingly, the refund had no effect on operating margin or net income.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the years ended December 31, 2002, 2001, and 2000 totaled $321.6 million, $396.5 million, and $401.4 million, respectively. Amounts charged by ProLiance for gas supply services are established by supply agreements.

Other Affiliate Transactions
Vectren has ownership interests in other affiliated companies accounted for using the equity method of accounting that provide materials management, underground construction and repair, facilities locating, and meter reading services to the Company. For the years ended December 31, 2002, 2001, and 2000, fees for these services and construction-related expenditures totaled $29.5 million, $21.1 million, and $6.6 million, respectively. Amounts charged by these affiliates are market based.

Payables to Affiliates
Amounts owed to unconsolidated affiliates of Vectren approximated $47.3 million and $21.3 million at December 31, 2002 and 2001, respectively, and are included in accounts payable to affiliated companies in the Balance Sheets.

6. Borrowing Arrangements

Long-Term Debt

Senior unsecured obligations outstanding and classified as long-term follows:

                                                              At December 31,
-------------------------------------------------------------------------------
 In thousands                                               2002          2001
-------------------------------------------------------------------------------
   Fixed Rate Senior Unsecured Notes Payable to VUHI:
      2011, 6.625%                                      $  98,920     $  98,920
      2031, 7.25%                                          48,355        48,350
-------------------------------------------------------------------------------
      Total long-term debt to VUHI                      $ 147,275     $ 147,270
===============================================================================
   Fixed Rate Senior Unsecured Notes Payable to Third Parties:
      2003, Series F, 5.75%                             $  15,000     $  15,000
      2004, Series F, 6.36%                                15,000        15,000
      2007, Series E, 6.54%                                 6,500         6,500
      2013, Series E, 6.69%                                 5,000         5,000
      2015, Series E, 7.15%                                 5,000         5,000
      2015, Insured Quarterly, 7.15%                       20,000        20,000
      2015, Series E, 6.69%                                 5,000         5,000
      2015, Series E, 6.69%                                10,000        10,000
      2021, Private Placement, 9.375%,
         $1,250 due annually in 2002                       23,750        25,000
      2025, Series E, 6.31%                                     -         5,000
      2025, Series E, 6.53%                                10,000        10,000
      2027, Series E, 6.42%                                 5,000         5,000
      2027, Series E, 6.68%                                 3,500         3,500
      2027, Series F, 6.34%                                20,000        20,000
      2028, Series F, 6.75%                                13,563        13,722
      2028, Series F, 6.36%                                10,000        10,000
      2028, Series F, 6.55%                                20,000        20,000
      2029, Series G, 7.08%                                30,000        30,000
      2030, Insured Quarterly, 7.45%                       49,917        50,000
-------------------------------------------------------------------------------
Total long-term debt outstanding due to third parties     267,230       273,722
Less:  Current maturities                                  38,750         1,250
       Debt subject to tender                                   -        11,500
-------------------------------------------------------------------------------
       Total long-term debt-net                         $ 228,480     $ 260,972
===============================================================================

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

Issuances Payable to Third Parties
In December 2000, $20.0 million of 15-Year Insured Quarterly (IQ) Notes at an interest rate of 7.15% and $50.0 million of 30-Year IQ Notes at an interest rate of 7.45% were issued. Indiana Gas may call the 15-Year IQ Notes, in whole or in part, from time to time on or after December 15, 2004 and has the option to redeem the 30-Year IQ Notes in whole or in part, from time to time on or after December 15, 2005. The IQ notes have no sinking fund requirements. The net proceeds totaled $67.9 million.

Long-Term Debt Put and Call Provisions
On January 15, 2003, the Company called the remaining $23.8 million of Indiana Gas' 9.375% private placement notes originally due in 2021. Since the proceeds to repay the notes were generated from short-term borrowings, these notes are classified in current maturities of long-term debt at December 31, 2002.

Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity. These provisions allow holders to put debt back to the Company at face value or the Company to call debt at face value or at a premium. Long-term debt subject to tender during the years following 2002 (in millions) is zero in 2003, $3.5 in 2004, $10.0 in 2005, zero in 2006, $20.0 in 2007, and $40.0 thereafter.

Long-Term Debt Sinking Fund Requirements and Maturities
Maturities and sinking fund requirements on long-term debt, including debt to be called, during the five years following 2002 (in millions) are $38.8 in 2003, $15.0 in 2004, zero in 2005, zero in 2006, and $6.5 in 2007.

Short-Term Borrowings
As of December 31, 2002, the Company has no short-term borrowing arrangements with third parties and relies entirely on the short-term borrowing arrangements of VUHI for short-term working capital needs. Borrowings outstanding at December 31, 2002 were $108.2 million. The intercompany credit line totals $325.0 million, but is limited to VUHI's available capacity ($85.9 million of additional capacity at December 31, 2002) and is subject to the same terms and conditions as VUHI's commercial paper program. Short-term borrowings bear interest at VUHI's weighted average daily cost of short-term funds.

See the table below for interest rates and outstanding balances.

                                                           Year ended December 31,
------------------------------------------------------------------------------------
                                                      2002         2001        2000
------------------------------------------------------------------------------------
Weighted average total outstanding during
  the year due to VUHI (in thousands)              $ 78,903    $ 159,632    $ 36,367
Weighted average total outstanding during
  the year due to third parties (in thousands)     $      -    $ 112,182    $ 99,257
Weighted average interest rates during the year:
       VUHI                                           2.02%        5.24%       6.62%
       Commercial paper                                 N/A        4.65%       6.10%
       Bank loans                                       N/A          N/A       7.10%

Covenants
Borrowing arrangements contain customary default provisions, restrictions on liens, sale leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage and interest coverage, among other restrictions. As of December 31, 2002, the Company was in compliance with all financial covenants.

7. Commitments and Contingencies

Commitments
Firm commitments to purchase natural gas for years following December 31, 2002 totaled (in millions) $35.3 in 2003, $7.2 in 2004, and $1.2 in 2005.

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

Indiana Gas has identified the existence, location, and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to the IDEM's Voluntary Remediation Program and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

In conjunction with data compiled by environmental consultants, Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded costs that it reasonably expects to incur totaling approximately $20.4 million.

The estimated accrued costs are limited to Indiana Gas' proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20% and 50%.

With respect to insurance coverage, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount approximating $20.4 million.

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

10. Risk Management, Derivatives, and Other Financial Instruments

The Company is exposed to market risks associated with commodity prices, interest rates, and counter-party credit. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company does not execute derivative contracts for speculative or trading purposes.

Interest Rate Risk
The Company is exposed to interest rate risk associated with its adjustable rate borrowing arrangements. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on operations. The Company tries to limit the amount of adjustable rate borrowing arrangements exposed to short-term interest rate volatility to a maximum of 25% of total debt. However, there are times when this targeted level of interest rate exposure may be exceeded. To manage this exposure, the Company may periodically use derivative financial instruments to reduce earnings fluctuations caused by interest rate volatility.

Commodity Price Risk and Other Risks
The Company has limited exposure to commodity price risk for purchases and sales of natural gas for retail customers due to current Indiana regulations, which subject to compliance with those regulations, allow for recovery of such purchases through natural gas cost adjustment mechanisms. The Company does not engage in wholesale gas marketing activities that may expose it to market risk associated with fluctuating natural gas commodity prices.

Although the Company's regulated operations are exposed to limited commodity price risk, volatile natural gas prices can result in higher working capital requirements; increased expenses including unrecoverable interest costs, uncollectible accounts expense, and unaccounted for gas; and some level of price sensitive reduction in volumes sold.

The Company's customer receivables from gas sales and gas transportation services are primarily derived from a diversified base of residential, commercial, and industrial customers located in Indiana. The Company manages credit risk associated with its receivables by continually reviewing creditworthiness and requests cash deposits or refunds cash deposits based on that review.

Impact of New Accounting Principle
In June 1998, the FASB issued SFAS 133, which required that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its market value and that changes in the derivative's market value be recognized currently in earnings unless specific hedge or regulatory accounting criteria are met.

SFAS 133, as amended, required that as of the date of initial adoption, the difference between the market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income, other comprehensive income, or regulatory assets or liabilities, as appropriate. A change in earnings or other comprehensive income was reported as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes."

As of and since the date of adoption on January 1, 2001, the Company was not engaged in any derivative or hedging activity as defined by SFAS 133, as amended; therefore, there was no impact at adoption and has been no impact since adoption.

Fair Value of Other Financial Instruments
The carrying values and estimated fair values of the Company's other financial instruments are as follows:

                                                                    At December 31,
-------------------------------------------------------------------------------------
                                                 2002                    2001
                                         --------------------    --------------------
                                         Carrying   Est. Fair    Carrying   Est. Fair
 In thousands                             Amount      Value       Amount      Value
---------------------------------------  --------------------    --------------------
   Long-term debt due to third parties   $267,230    $280,983    $273,722    $272,848
   Long-term debt due to VUHI             147,275     157,392     147,270     147,270
   Short-term debt due to VUHI            108,182     108,182     134,298     134,298
-------------------------------------------------------------------------------------

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

11. Additional Operational and Balance Sheet Information

Prepayments and other current assets in the Balance Sheets consists of the following:

                                                         At December 31,
--------------------------------------------------------------------------
 In thousands                                         2002           2001
--------------------------------------------------------------------------
Prepaid gas delivery service                       $ 36,632       $ 33,987
Other prepayments & current assets                      458          1,838
--------------------------------------------------------------------------
   Total prepayments & other current assets        $ 37,090       $ 35,825
==========================================================================


Accrued liabilities in the Balance Sheets consists of the following:

                                                          At December 31,
--------------------------------------------------------------------------
 In thousands                                         2002           2001
--------------------------------------------------------------------------
Accrued taxes                                      $  8,106       $ 11,321
Refunds to customers & customer deposits              7,245          6,618
Accrued interest                                      4,631          4,710
Deferred income taxes                                 2,245         11,029
Other                                                 6,767          6,872
--------------------------------------------------------------------------
       Total accrued liabilities                   $ 28,994       $ 40,550
==========================================================================


Other - net in the Statements of Income consists of the following:

                                               Year ended December 31,
-------------------------------------------------------------------------
 In thousands                          2002           2001          2000
-------------------------------------------------------------------------
AFUDC                                 $ 834        $   989       $ 1,082
Other income                            741            655         1,232
Other expense                          (717)        (1,988)       (3,063)
-------------------------------------------------------------------------
    Total other - net                 $ 858        $  (344)      $  (749)
=========================================================================

12. Special Charges in 2001 and 2000

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

The $3.2 million of severance and related costs includes $0.5 million of deferred compensation payable at various times through 2016. The $4.0 million of lease termination fees includes $1.0 million of non-cash charges for impaired leasehold improvements.

Employee severance and related costs are associated with approximately 45 employees. Employee separation benefits include severance, healthcare, and outplacement services. As of December 31, 2001, approximately 38 employees had exited the business. The restructuring program was completed during 2001, except for the departure of the remaining employees impacted by the restructuring which occurred during 2002 and the final settlement of the lease obligation which has yet to occur.

In June 2001, the Company established accruals totaling $4.6 million ($2.6 million for severance and $2.0 million for lease termination fees). Throughout 2001 additional expenses totaling $1.0 million for lease termination fees and $0.3 million for severance were incurred. Cash payments in 2001 totaled $1.9 million, all of which related to severance payments. As of December 31, 2001, the remaining accrual related to the restructuring was $4.0 million. Of that amount, $1.0 million remained accrued for severance, half of which relates to deferred compensation arrangements, and $3.0 million remained for lease termination fees. During 2002, the accrual for severance did not substantially change, and $1.0 million of lease costs were paid. At December 31, 2002, the remaining accrual was $2.8 million ($0.8 million for severance and $2.0 million for lease termination fees). The restructuring accrual is included in accrued liabilities.

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

13. Impact of Recently Issued Accounting Guidance

EITF 02-03
In October 2002, the EITF reached a final consensus in EITF Issue 02-03 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-03) that gains and losses (realized and unrealized) on all derivative instruments within the scope of SFAS 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for "trading purposes." The consensus rescinded EITF Issue 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10) as well as other decisions reached on energy trading contracts at the EITF's June 2002 meeting. The Company does not engage in any activities subject to EITF 02-03.

SFAS 143
In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Any costs of removal recorded in accumulated depreciation pursuant to regulatory authority will require disclosure in future periods. The Company adopted this statement on January 1, 2003. The adoption was not material to the Company's results of operations or financial condition.

FASB Interpretation (FIN) 45
In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Although management is still evaluating the impact of FIN 45 on its financial position and results of operations, the adoption is not expected to have a material effect.

FIN 46
In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies to the Company's third quarter for variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. Although management is still evaluating the impact of FIN 46 on its financial position and results of operations, the adoption is not expected to have a material effect.

14. Quarterly Financial Data (Unaudited)

As more fully described in Note 3, the Company has restated the results for the year ended December 31, 2001, including each quarter, as well as the first three quarters of 2002 to appropriately account for certain transactions. Provided below is a comparison of restated summarized quarterly financial data to summarized quarterly financial data previously reported. Summarized quarterly financial data for 2001 and 2000 follows:


In thousands                      Q1                     Q2                   Q3               Q4
-----------------------------------------------------------------------------------------------------
                             As         As         As         As         As         As         As
2002 Operating data (1)   Reported   Restated   Reported   Restated   Reported   Restated   Reported
-----------------------------------------------------------------------------------------------------
Operating revenues       $ 197,897  $ 200,201    $83,611   $ 83,953   $ 57,544   $ 57,900   $ 185,389
Gas operating margin        71,137     73,441     38,142     38,483     27,896     28,253      66,848
Operating income            25,863     26,610      6,910      7,640        758        682      25,287
Net income (loss)           23,255     23,591       (205)       498     (9,580)    (9,338)     19,768




In thousands                        Q1                 Q2 (2)               Q3                Q4 (4)
----------------------------------------------------------------------------------------------------------
                               As        As        As        As        As        As        As        As
2001 Operating Data(1)(3)   Reported  Restated  Reported  Restated  Reported  Restated  Reported  Restated
----------------------------------------------------------------------------------------------------------
Operating revenues          $287,972  $289,575  $ 91,106  $ 89,405  $ 58,122  $ 53,662  $143,058  $136,836
Gas operating margin          72,734    74,337    39,723    38,094    30,747    26,287    63,444    57,150
Operating income (loss)       23,796    25,178    (1,093)   (1,988)     (959)   (4,112)   22,999    18,297
Net income  (loss)            15,127    16,358   (11,563)  (12,440)  (10,346)  (13,516)   18,148    12,893


1. Information in any one quarterly period is not indicative of annual results due to the seasonal variations common to the Company's utility operations.
2.   Q2 of 2001 includes restructuring charges as described in Note 6.
3.   2001 includes merger and integration charges as described in Note 6.
4. The benefit clearing adjustment and primarily all of the inventory adjustment discussed in Note 3 were recorded in Q4 of 2001.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of the Natural Gas Distribution Assets owned jointly by Indiana Gas Company, Inc. and Vectren Energy Delivery of Ohio, Inc. (the Ohio operations) is responsible for the preparation of the financial statements and the related financial data contained in this report. The financial statements are prepared in conformity with accounting principles generally accepted in the United States and follow accounting policies and principles applicable to regulated public utilities.

The integrity and objectivity of the data in this report, including required estimates and judgments, is the responsibility of management. Management maintains a system of internal control and utilizes an internal auditing program to provide reasonable assurance of compliance with Company policies and procedures and the safeguard of assets.

The board of directors of the Ohio operations' parent company, Vectren Corporation, pursues its responsibility for these financial statements through its audit committee, which meets periodically with management, the internal auditors and the independent auditors, to assure that each is carrying out its responsibilities. Both the internal auditors and the independent auditors meet with the audit committee of Vectren Corporation's board of directors, with and without management representatives present, to discuss the scope and results of their audits, their comments on the adequacy of internal accounting control and the quality of financial reporting.


/S/ Niel C. Ellerbrook
Niel C. Ellerbrook
Chairman & Chief Executive Officer
February 26, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Owners and Boards of Directors of Vectren Energy Delivery of Ohio, Inc. and Indiana Gas Company, Inc.


We have audited the accompanying balance sheets of the Natural Gas Distribution Assets owned jointly by Indiana Gas Company, Inc. and Vectren Energy Delivery of Ohio, Inc. (the Ohio operations) as of December 31, 2002 and 2001, and the related statements of income, owners' net investment and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Ohio operations as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2002 and 2001 financial statement schedules, when considered in relation to the basic 2002 and 2001 financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2, effective January 1, 2002, the Ohio operations adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangibles."

As discussed in Note 3, the accompanying 2001 financial statements have been restated.


/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 26, 2003

                               THE OHIO OPERATIONS
                                 BALANCE SHEETS
                                 (In thousands)


                                                              At December 31,
-------------------------------------------------------------------------------
                                                        2002            2001
-------------------------------------------------------------------------------
                                                                  (As Restated,
                 ASSETS                                            See Note 3)
                 ------
Utility Plant
   Original cost                                    $ 362,453       $ 351,618
   Less accumulated depreciation                      167,552         159,575
-------------------------------------------------------------------------------
      Net utility plant                               194,901         192,043
-------------------------------------------------------------------------------
Current Assets
   Cash & cash equivalents                              4,306           5,179
   Accounts receivable-less reserves of $454 &
      $900, respectively                               31,866          33,790
   Receivables from other Vectren companies            10,548          26,916
   Accrued unbilled revenues                           26,481          24,044
   Inventories                                          3,017           2,265
   Recoverable natural gas costs                        2,226          21,312
   Notes receivable from other Vectren companies        8,531               -
   Prepayments & other current assets                  43,227          42,607
-------------------------------------------------------------------------------
      Total current assets                            130,202         156,113
-------------------------------------------------------------------------------
Other investments                                         630             206
Non-utility property-net                                1,605           1,605
Goodwill-net                                          196,641         195,991
Regulatory assets                                       2,323               -
Other assets                                              312           3,073
-------------------------------------------------------------------------------
TOTAL ASSETS                                        $ 526,614       $ 549,031
===============================================================================


The accompanying notes are an integral part of these financial statements.

                               THE OHIO OPERATIONS
                                 BALANCE SHEETS
                                 (In thousands)



                                                              At December 31,
-------------------------------------------------------------------------------
                                                         2002           2001
-------------------------------------------------------------------------------
       LIABILITIES & OWNERS' NET INVESTMENT                       (As Restated,
       ------------------------------------                        See Note 3)
Capitalization
   Owners' net investment in the natural gas
      distribution assets                            $ 435,372      $ 463,303

Commitments & Contingencies (Notes 4 & 6)

Current Liabilities
   Accounts payable                                     12,365         22,119
   Accounts payable to affiliated companies             27,938         16,103
   Payables to other Vectren companies                   7,791          9,689
   Accrued liabilities                                  24,657         22,922
-------------------------------------------------------------------------------
      Total current liabilities                         72,751         70,833
-------------------------------------------------------------------------------

Deferred Credits & Other Liabilities
   Deferred income taxes                                17,023         14,216
   Other liabilities                                     1,468            679
-------------------------------------------------------------------------------
      Total deferred credits & other liabilities        18,491         14,895
-------------------------------------------------------------------------------
TOTAL LIABILITIES & OWNERS' NET INVESTMENT           $ 526,614      $ 549,031
===============================================================================


The accompanying notes are an integral part of these financial statements.

                               THE OHIO OPERATIONS
                              STATEMENTS OF INCOME
                                 (In thousands)
                                                                     Inception
                                     Year Ended      Year Ended       through
                                     December 31,    December 31,   December 31,
-------------------------------------------------------------------------------
                                        2002            2001           2000
-------------------------------------------------------------------------------
                                                                     Unaudited
                                                                     ----------
                                                      (As Restated, See Note 3)
                                                      -------------------------
OPERATING REVENUES                    $ 296,123       $ 351,516      $ 113,615
COST OF GAS                             198,315         262,585         83,163
-------------------------------------------------------------------------------
GAS OPERATING MARGIN                     97,808          88,931         30,452
-------------------------------------------------------------------------------
OPERATING EXPENSES
     Other operating                     43,897          40,894          7,735
     Merger & integration costs               -           1,631          1,794
     Restructuring costs                      -             517              -
     Depreciation & amortization         10,959          10,558          1,738
     Income tax expense                   6,803           1,822          4,440
     Taxes other than income taxes       23,996          22,357          7,121
-------------------------------------------------------------------------------
         Total operating expenses        85,655          77,779         22,828
-------------------------------------------------------------------------------
OPERATING INCOME                         12,153          11,152          7,624

Other expense (income)-net                 (423)          5,925            893
Interest expense                            119             277             13
-------------------------------------------------------------------------------
NET INCOME                            $  12,457       $   4,950      $   6,718
===============================================================================


The accompanying notes are an integral part of these financial statements.

                               THE OHIO OPERATIONS
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Inception
                                                            Year Ended    Year Ended     through
                                                           December 31,  December 31,  December 31,
---------------------------------------------------------------------------------------------------
                                                               2002          2001         2000
---------------------------------------------------------------------------------------------------
                                                                                       Unaudited
                                                                                       ---------
CASH FLOWS FROM (REQUIRED FOR) OPERATING ACTIVITIES                      (As Restated, See Note 3)
                                                                         ------------------------
    Net income                                              $ 12,457      $  4,950      $  6,718
    Adjustments to reconcile net income to cash from
          operating activities:
      Depreciation & amortization                             10,959        15,456         2,557
      Deferred income taxes                                      380         7,159         7,918
      Other non-cash charges-net                               4,192         6,295         1,123
      Changes in working capital accounts
        Accounts receivable, including due from Vectren
          companies & accrued unbilled revenue                10,805         2,193       (81,544)
        Inventories                                             (752)       47,736         3,965
        Recoverable natural gas costs                         19,086         9,864       (21,129)
        Prepayments & other current assets                      (620)      (34,833)       (2,314)
        Accounts payable, including to Vectren companies
          & affiliated companies                               1,409       (24,189)       72,470
        Accrued liabilities                                    1,839         6,819         6,991
      Other noncurrent assets & liabilities                    3,550          (207)        2,957
---------------------------------------------------------------------------------------------------
        Net cash flows from (required for)
          operating activities                                63,305        41,243          (288)
---------------------------------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) FROM FINANCING ACTIVITIES
    Cash reverted to VEDO and Indiana Gas                    (40,388)      (19,795)            -
    Net change in short-term borrowings                            -          (952)          952
---------------------------------------------------------------------------------------------------
       Net cash flows (required for) from
         financing activities                                (40,388)      (20,747)          952
---------------------------------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
    Capital expenditures                                     (15,259)      (15,212)         (563)
    Net change in short-term notes receivable                 (8,531)            -             -
    Other investments                                              -          (206)            -
---------------------------------------------------------------------------------------------------
       Net cash flows (required for) investing
         activities                                          (23,790)      (15,418)         (563)
---------------------------------------------------------------------------------------------------
Net (decrease) increase in cash & cash equivalents              (873)        5,078           101
Cash & cash equivalents at beginning of period                 5,179           101             -
---------------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period                    $  4,306     $   5,179     $     101
===================================================================================================


The accompanying notes are an integral part of these financial statements.

                               THE OHIO OPERATIONS
                      STATEMENTS OF OWNERS' NET INVESTMENT
                                 (in thousands)


--------------------------------------------------------------------------
Balance at Inception (Unaudited)                                 $      -
Capital contribution, As Restated (Unaudited)                     469,131
Net income & comprehensive income, As Restated (Unaudited)          6,718
--------------------------------------------------------------------------
Balance at December 31, 2000, As Restated (Unaudited)             475,849
--------------------------------------------------------------------------
Net income & comprehensive income, As Restated                      4,950
Capital contribution, As Restated (Unaudited)                       2,299
Cash reverted to VEDO and Indiana Gas, As Restated                (19,795)
--------------------------------------------------------------------------
Balance at December 31, 2001, As Restated                         463,303
--------------------------------------------------------------------------
Net income & comprehensive income                                  12,457
Cash reverted to VEDO and Indiana Gas                             (40,388)
--------------------------------------------------------------------------
Balance at December 31, 2002                                     $435,372
==========================================================================


The accompanying notes are an integral part of these financial statements.

                               THE OHIO OPERATIONS
                        NOTES TO THE FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Vectren Energy Delivery of Ohio's Natural Gas Distribution Assets (the Ohio operations) provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton. The Ohio operations were acquired from the Dayton Power and Light Company by Vectren Corporation (Vectren) on October 31, 2000 for $471 million, including transaction costs. The acquisition was accounted for as a purchase transaction in accordance with Accounting Principles Board (APB) Opinion No. 16 "Business Combinations" (APB 16) and accordingly, the results of operations of the acquired assets are included in the accompanying financial statements since the date of acquisition.

Vectren acquired the Ohio operations as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc., an Ohio corporation, (VEDO) holds a 53% undivided ownership interest in the Ohio operations, and Indiana Gas Company, Inc., an Indiana Corporation, holds a 47% undivided ownership interest. The owners contributed the acquired assets and liabilities assumed to the Ohio operations. VEDO is the operator of the Ohio operations.

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

The purchase price was allocated to the assets and liabilities acquired based on the fair value of those assets and liabilities as of the acquisition date. Because of the regulatory environment in which the Ohio operations operate, the book value of rate-regulated assets and liabilities is generally considered to be fair value. The fair value of assets contributed approximated $276.8 million ($1.6 million contributed in 2001 and $275.2 million contributed in 2000), and the fair value of liabilities contributed approximated $7.9 million. Goodwill, in the amount of $202.5 million, was recognized for the excess amount of the purchase price paid over the fair value of the net assets acquired.

2. Summary of Significant Accounting Policies

A. Basis of Presentation
The financial statements for the period November 1, 2000 (Inception) though December 31, 2000 included in this report have been prepared by management, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Management of the Ohio operations believes that the information in this report reflects all adjustments necessary to fairly state the results of the period reported. Financial information in these financial statements and related notes for the period November 1, 2000 (Inception) through December 31, 2000 should be read in conjunction with Vectren's annual financial statements for the year ended December 31, 2002 filed on Form 10-K and Indiana Gas' annual financial statements included in this filing. Because of the seasonal nature of the Ohio operations' operations, the results shown for the period November 1, 2000 (Inception) though December 31, 2000 are not necessarily indicative of annual results.

Because of the manner in which the Ohio operations were acquired, the financing costs associated with acquisition have not been pushed down to these financial statements. Had the financing arrangements used by Indiana Gas and VEDO to facilitate the acquisition been pushed down to the Ohio operations, the following operating results would have occurred:

                                                                    Inception
                                       Year Ended    Year Ended      through
                                      December 31,  December 31,   December 31,
-------------------------------------------------------------------------------
In thousands                             2002          2001           2000
-------------------------------------------------------------------------------
                                                                    Unaudited
                                                                    ---------
OPERATING REVENUES                     $ 296,123     $ 351,516      $ 113,615
COST OF GAS                              198,315       262,585         83,163
-------------------------------------------------------------------------------
GAS OPERATING MARGIN                      97,808        88,931         30,452
-------------------------------------------------------------------------------
OPERATING EXPENSES
   Other operating                        43,897        40,894          7,735
   Merger & integration costs                  -         1,631          1,794
   Restructuring costs                         -           517              -
   Depreciation & amortization            10,959        10,558          1,738
   Income tax                              1,352        (5,188)         2,487
   Taxes other than income taxes          23,996        22,357          7,121
-------------------------------------------------------------------------------
      Total operating expenses            80,204        70,769         20,875
-------------------------------------------------------------------------------
OPERATING INCOME                          17,604        18,162          9,577

Other expense (income)-net                  (423)        5,925            893
Interest expense                          15,106        19,549          5,381
-------------------------------------------------------------------------------
NET INCOME (LOSS)                        $ 2,921     $  (7,312)     $   3,303
===============================================================================

B. Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

C. Cash and cash equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents. Cash paid during the periods reported for interest and income taxes follows:

                                                                     Inception
                                         Year Ended    Year Ended    through
                                        December 31,  December 31,  December 31,
--------------------------------------------------------------------------------
In thousands                              2002           2001          2000
--------------------------------------------------------------------------------
                                                                    Unaudited
                                                                    ---------
 Cash paid during the year for
  Income taxes                           $ 4,678       $ 2,415       $ 2,331
  Interest (net of amount capitalized)         2           238             8

D. Inventories
Inventories are valued using the average cost method and consist of the following:

                                                         At December 31,
------------------------------------------------------------------------
In thousands                                      2002             2001
------------------------------------------------------------------------
Gas in storage                                  $ 1,481          $   769
Other                                             1,536            1,496
------------------------------------------------------------------------
   Total inventories                            $ 3,017          $ 2,265
========================================================================


E. Utility Plant and Depreciation
Utility plant is stated at historical cost, including AFUDC. Depreciation of utility property is provided using the straight-line method over the estimated service lives of the depreciable assets. The original cost of utility plant, together with depreciation rates expressed as a percentage of original cost, follows:

                                              2002                            2001
                                  -----------------------------   ----------------------------
                                                  Depreciation                    Depreciation
                                                   Rates as a                      Rates as a
                                                   Percent of                      Percent of
In thousands                      Original Cost   Original Cost   Original Cost   Original Cost
-----------------------------------------------------------------------------------------------
Gas utility plant                  $ 352,640          3.9%          $ 336,710          3.1%
Construction work in progress          9,813             -             14,908             -
-----------------------------------------------------------------------------------------------
       Total original cost         $ 362,453                        $ 351,618
===============================================================================================

AFUDC represents the cost of borrowed and equity funds used for construction purposes and is charged to construction work in progress during the construction period and included in other - net in the Statements of Operations. The total AFUDC capitalized into utility plant and the portion of which was computed on borrowed and equity funds for all periods reported was not significant.

Maintenance and repairs, including the cost of removal of minor items of property and planned major maintenance projects, are charged to expense as incurred. When property that represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to accumulated depreciation.

F. Impairment Review of Long-Lived Assets
Long-lived assets are reviewed as facts and circumstances indicate that the carrying amount may be impaired. This review is performed in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which the Company adopted as required on January 1, 2002. SFAS 144 establishes one accounting model for all impaired long-lived assets and long-lived assets to be disposed of by sale or otherwise. SFAS 144 replaced authoritative guidance in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and certain aspects of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 retains the framework of SFAS 121 and requires the evaluation for impairment involve the comparison of an asset's carrying value to the estimated future cash flows the asset is expected to generate over its remaining life. If this evaluation were to conclude that the carrying value of the asset is impaired, an impairment charge would be recorded based on the difference between the asset's carrying amount and its fair value (less costs to sell for assets to be disposed of by sale) as a charge to operations or discontinued operations.

G. Goodwill
Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Ohio operations adopted SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that was not included as an allowable cost for rate-making purposes ceased upon SFAS 142's adoption.

Goodwill is to be tested for impairment at a reporting unit level at least annually. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss is recognized in operations. Prior to the adoption of SFAS 142, the Ohio operations amortized goodwill on a straight-line basis over 40 years. SFAS 142 required an initial impairment review of all goodwill within six months of the adoption date. Results of the initial impairment review were to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes."

As required by SFAS 142, amortization of goodwill ceased on January 1, 2002. Amortization approximated $4.9 million ($3.0 million after tax) in 2001 and $0.8 million ($0.5 million after tax) in 2000. Initial impairment reviews to be performed within six months of adoption of SFAS 142 were completed and resulted in no impairment. The impairment test is performed at the beginning of each year.

H. Regulation
SFAS 71
Retail public utility operations affecting Ohio customers are subject to regulation by the PUCO. The Ohio operations' accounting policies give recognition to the rate-making and accounting practices of the PUCO and to accounting principles generally accepted in the United States, including the provisions of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Regulatory assets represent probable future revenues associated with certain incurred costs, which will be recovered from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the rate-making process.

The Company assesses the recoverability of costs recognized as regulatory assets and the ability to continue to account for its activities based on the criteria set forth in SFAS 71. Based on current regulation, the Company believes such accounting is appropriate. If all or part of the Company's operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities could be required. In addition, the Company would be required to determine any impairment to the carrying value of its utility plant and other regulated assets.

At December 31, 2002, the Ohio operations have $2.3 million in regulatory assets, all of which are related to income taxes. These assets are reflected in rates but are not earning a return. Regulatory income tax assets are recovered as deferred tax assets and liabilities discussed in Note 4 become payable or receivable.

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

I. Revenues
Revenues are recorded as products and services are delivered to customers. To more closely match revenues and expenses, the Ohio operations records revenues for all gas delivered to customers but not billed at the end of the accounting period. Also included in revenues are amounts charged to customers through a surcharge for recovery of arrearages from certain eligible low-income households.

J. Excise Taxes
Excise taxes and gross receipts taxes are included in rates charged to customers. Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $20.2 million in 2002, $16.5 million in 2001, and $5.1 million in 2000. Excise and gross receipts taxes paid are recorded as a component of taxes other than income taxes.

K. Earnings Per Share
Earnings per share are not presented as the Ohio operations are ultimately wholly owned by Vectren Utility Holdings, Inc.

3. Restatement of Previously Reported Results

The Company identified adjustments that, in the aggregate, decreased previously reported 2001 earnings by approximately $1.1 million after tax and that in the aggregate increased previously reported 2000 results by approximately $0.9 million. In addition to adjustments affecting previously reported net income, other reclassifications were made to the previously reported 2001 and 2000 results to conform with the 2002 presentation.

Previously Reported 2001 and 2000 Net Income Adjustments
The Company identified an accounting error related to certain employee benefit and other related costs that are routinely accumulated on the balance sheet and systematically cleared to operating expense and capital projects. Because of inadequate loading rates, these costs were not fully cleared to operating expense and capital projects in 2001. As a result, 2001 earnings were overstated by $1.9 million ($1.2 million after tax).

The Company also identified an error related to estimates used in the calculation of unbilled revenue that increased earnings by $1.4 million ($0.9 million after tax). Other reconciliation errors and other errors related to the recording of estimates that were not significant, either individually or in the aggregate, decreased 2001 earnings by $1.2 million ($0.8 million after tax).

The Company also determined that certain billings and collections had been improperly recorded in 2000, resulting in an understatement of gas revenue by $2.3 million ($1.5 million after tax)(unaudited). Other errors that were not significant, either individually or in the aggregate, were identified that increased earnings by $0.8 million ($0.6 million after tax) (unaudited). The impact of the restatement of results for the year ended 2000 is an increase to pre-tax income and net income of $1.5 million (unaudited) and $0.9 million (unaudited), respectively.

Amortization expense associated with the purchase of the Ohio operations was in previous financial statements reflected in depreciation and amortization. Because this amortization is not an allowable cost for rate making purposes, such amortization has been reclassified below operating income to other-net. Such amortization expense was approximately $4.9 million in 2001 and $0.8 million in 2000.

Other Balance Sheet Adjustments

Certain reclassifications were made to reflect separate Company current and deferred income taxes that result in Vectren's consolidated tax position. These reclassifications are the principal adjustments to intercompany receivables and payables as well as to prepayments and other current assets and deferred income taxes. The Company also reclassified all previously recorded goodwill not included in rates to goodwill on the balance sheet. This adjustment resulted a $3.0 million decrease in prepayments and other current assets and a $3.0 million increase in goodwill.

The Company has restated its financial statements to give effect to the matters discussed above. Following is a summary of the significant effects of the restatement on previously reported financial position and results of operations.

The effects on the income statement for the year ending December 31, 2001 follow:


In Thousands                            As Reported   Adjustments   As Restated
-------------------------------------------------------------------------------
OPERATING REVENUES                       $ 350,144     $  1,372      $ 351,516
COST OF GAS                                261,785          800        262,585
-------------------------------------------------------------------------------
GAS OPERATING MARGIN                        88,359          572         88,931
-------------------------------------------------------------------------------
     Other operating                        38,410        2,484         40,894
     Merger & integration costs              1,631            -          1,631
     Restructuring costs                       517            -            517
     Depreciation & amortization            15,526       (4,968)        10,558
     Income tax expense                      2,501         (679)         1,822
     Taxes other than income taxes          22,432          (75)        22,357
-------------------------------------------------------------------------------
         Total operating expenses           81,017       (3,238)        77,779
-------------------------------------------------------------------------------
OPERATING INCOME                             7,342        3,810         11,152

Other expense (income) - net                 1,232        4,693          5,925
Interest expense                               105          172            277
-------------------------------------------------------------------------------
NET INCOME                               $   6,005     $ (1,055)     $   4,950
===============================================================================

The effects on the income statement for the period for the period November 1, 2000 (Inception) though December 31, 2000:

                                                       Unaudited
-------------------------------------------------------------------------------
In Thousands                            As Reported   Adjustments   As Restated
-------------------------------------------------------------------------------
OPERATING REVENUES                       $ 111,356     $ 2,259       $ 113,615
COST OF GAS                                 83,163           -          83,163
-------------------------------------------------------------------------------
GAS OPERATING MARGIN                        28,193       2,259          30,452
-------------------------------------------------------------------------------
OPERATING EXPENSES
     Other operating                         6,969         766           7,735
     Merger & integration costs              1,794           -           1,794
     Depreciation & amortization             2,557        (819)          1,738
     Income tax expense                      3,822         618           4,440
     Taxes other than income taxes           7,121           -           7,121
-------------------------------------------------------------------------------
         Total operating expenses           22,263         565          22,828
-------------------------------------------------------------------------------
OPERATING INCOME                             5,930       1,694           7,624

Other expense (income) - net                    61         832             893
Interest expense                                79         (66)             13
-------------------------------------------------------------------------------
NET INCOME                               $   5,790     $   928       $   6,718
===============================================================================

The effects on the balance sheet as of December 31, 2001 follow:

In thousands                                   As Reported  Adjustment  As Restated
-----------------------------------------------------------------------------------
              ASSETS
Utility Plant
   Original cost                                $ 350,802    $    816    $ 351,618
   Less accumulated depreciation                  159,575           -      159,575
-----------------------------------------------------------------------------------
      Net utility plant                           191,227         816      192,043
-----------------------------------------------------------------------------------

Current Assets
   Cash & cash equivalents                          6,420      (1,241)       5,179
   Accounts receivable-less reserve                34,222        (432)      33,790
   Receivables from other Vectren companies         3,172      23,744       26,916
   Accrued unbilled revenues                       22,690       1,354       24,044
   Inventories                                      2,495        (230)       2,265
   Recoverable natural gas costs                   19,853       1,459       21,312
   Prepayments & other current assets              54,674     (12,067)      42,607
-----------------------------------------------------------------------------------
      Total current assets                        143,526      12,587      156,113
-----------------------------------------------------------------------------------
Other investments                                     206           -          206
Non-utility property-net                            1,605           -        1,605
Goodwill-net                                      193,078       2,913      195,991
Other assets                                        3,161         (88)       3,073
-----------------------------------------------------------------------------------
TOTAL ASSETS                                    $ 532,803    $ 16,228    $ 549,031
===================================================================================

        LIABILITIES & OWNERS' NET INVESTMENT

Capitalization
   Owners' net investment in the natural gas
      distribution assets                       $ 463,209    $     94    $ 463,303

Current Liabilities
   Accounts payable                                22,189         (70)      22,119
   Accounts payable to affiliated companies        16,070          33       16,103
   Payables to other Vectren companies                249       9,440        9,689
   Accrued liabilities                             22,396         526       22,922
-----------------------------------------------------------------------------------
      Total current liabilities                    60,904       9,929       70,833
-----------------------------------------------------------------------------------
Deferred Credits & Other Liabilities
   Deferred income taxes                            8,034       6,182       14,216
   Other liabilities                                  656          23          679
-----------------------------------------------------------------------------------
      Total deferred credits & other
         liabilities                                8,690       6,205       14,895
-----------------------------------------------------------------------------------
TOTAL LIABILITIES & OWNERS' NET INVESTMENT      $ 532,803    $ 16,228    $ 549,031
===================================================================================

4. Transactions With Other Vectren Companies

Support Services
Vectren and certain subsidiaries of Vectren provided corporate and general and administrative services to the Company including legal, finance, tax, risk management, and human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. In addition, Vectren negotiates service and construction contracts on behalf of its utilities to obtain those services at less cost than the utility may otherwise be able to obtain on its own. The Ohio operations received corporate allocations approximating $30.8 million, $10.0 million, and $2.7 million (unaudited) for the years ended December 31, 2002, and 2001, and for the period November 1, 2000 (Inception) through December 31, 2000, respectively.

Income Taxes
Vectren and subsidiary companies file a consolidated federal income tax return. For financial reporting purposes, the Ohio operations' current and deferred tax expense is computed on a separate company basis. The components of income tax expense follows:

                                                                 Inception
                                Year Ended      Year Ended        through
                               December 31,    December 31,     December 31,
----------------------------------------------------------------------------
 In thousands                     2002            2001             2000
----------------------------------------------------------------------------
                                                                 Unaudited
                                                                 ---------
Current:
   Federal                      $ 6,988         $ (5,379)        $ (2,976)
   State                           (565)              42             (502)
----------------------------------------------------------------------------
Total current taxes               6,423           (5,337)          (3,478)
----------------------------------------------------------------------------
Deferred:
   Federal                         (127)           7,217            7,345
   State                            507              (58)             573
----------------------------------------------------------------------------
Total deferred taxes                380            7,159            7,918
----------------------------------------------------------------------------
   Total income tax expense     $ 6,803         $  1,822         $  4,440
============================================================================

A reconciliation of the statutory rate to the effective income tax rate follows:

                                                                 Inception
                                Year Ended      Year Ended        through
                               December 31,    December 31,     December 31,
----------------------------------------------------------------------------
In thousands                     2002            2001             2000
----------------------------------------------------------------------------
                                                                Unaudited
                                                                ---------
Tax at statutory federal rate   $ 6,741         $ 2,370          $ 3,905
Other- net                           62            (548)             535
----------------------------------------------------------------------------
     Effective tax rate         $ 6,803         $ 1,822          $ 4,440
============================================================================


The liability method of accounting is used for income taxes under which deferred income taxes are recognized to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities at currently enacted income tax rates.

Significant components of the net deferred tax liability as of December 31, 2002 and 2001 follow:

                                                                    At December 31,
-------------------------------------------------------------------------------------
 In thousands                                                      2002         2001
-------------------------------------------------------------------------------------
Noncurrent deferred tax liabilities (assets):
   Depreciation & cost recovery timing differences               $18,493     $ 15,389
   Regulatory assets recoverable through future rates              2,473            -
   Regulatory liabilities to be settled through future rates        (150)           -
   Employee benefit obligations                                     (956)        (707)
   Other - net                                                    (2,837)        (466)
-------------------------------------------------------------------------------------
      Net noncurrent deferred tax liability                       17,023       14,216
-------------------------------------------------------------------------------------
Current deferred tax liabilities (assets):
   Deferred fuel costs-net                                           757          861
-------------------------------------------------------------------------------------
      Net current deferred tax liability                             757          861
-------------------------------------------------------------------------------------
      Net deferred tax liability                                 $17,780     $ 15,077
=====================================================================================


Stock-Based Incentive Plans
VEDO and Indiana Gas as owners do not have stock-based compensation plans separate from Vectren. An insignificant number of their employees participate in Vectren's stock-based compensation plans.

Cash Management and Borrowing Arrangements
The Ohio operations have no borrowing arrangements with third parties and rely entirely on the short-term borrowing arrangements of VUHI for working capital needs. At December 31, 2002 and 2001 no such borrowings were outstanding. Periodically the Ohio operations will accumulate cash in excess of its short-term needs and such cash is remitted to VUHI. At December 31, 2002, the Ohio operations had $8.5 million in short-term notes receivable due from VUHI.

VEDO has no significant independent assets or operations apart from its 53% ownership interest in the Ohio operations, and VEDO is able to meet interest payments and any other obligation only through cash reverted from the Ohio operations. For the years ended December 31, 2002 and 2001, cash reverted to VEDO totaled $31.4 million and $19.8 million, respectively. For the year ended December 31, 2002, cash reverted to Indiana Gas totaled $9.0 million. No cash was reverted to owners in 2000.

5. Transactions with Vectren Affiliates

Vectren has an ownership interest in ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate. ProLiance provides natural gas supply and related services to the Ohio operations. Purchases from ProLiance for resale and for injections into storage for the years ended December 31, 2002, 2001, and for the period November 1, 2000 (Inception) through December 31, 2000 approximated $195.3 million, $241.1 million and $77.5 million (unaudited), respectively. Amounts charged by ProLiance for gas supply services are established by supply agreements.

Vectren has ownership interests in other companies that provide materials management, underground construction and repair, facilities locating, and meter reading to the Ohio operations. Fees of these services and construction-related expenditures for the years ended December 31, 2002 and 2001 and for the period November 1, 2000 (Inception) through December 31, 2000 approximated $6.5 million, $6.0 million, and $0.4 million (unaudited), respectively. Amounts charged by these affiliates are market based.

Amounts owed to unconsolidated affiliates of Vectren approximated $27.9 million and $16.1 million at December 31, 2002 and 2001, respectively, and are included in accounts payable to affiliated companies.

6. Commitments and Contingencies

Commitments
Firm commitments to purchase natural gas for years following December 31, 2002 totaled (in millions) $35.9 in 2003, $7.9 in 2004, and $1.2 in 2005.

Legal Proceedings
VEDO and Indiana Gas as owners are party to various legal proceedings arising in the normal course of the Ohio operations' business. In the opinion of management, there are no legal proceedings pending that are likely to have a material adverse effect on its financial position or results of operations.

7. Risk Management and New Accounting Principle

Risk Management
The Ohio operations have limited exposure to commodity price risk for purchases and sales of natural gas for retail customers due to current Ohio regulations, which subject to compliance with those regulations, allow for recovery of such purchases through natural gas cost adjustment mechanisms. The Ohio operations does not engage in wholesale gas marketing activities that may expose it to market risk associated with fluctuating natural gas commodity prices.

Although the Company's regulated operations are exposed to limited commodity price risk, volatile natural gas prices can result in higher working capital requirements; increased expenses including unrecoverable interest costs, uncollectible accounts expense, and unaccounted for gas; and some level of price sensitive reduction in volumes sold.

The Ohio operations' customer receivables from gas sales and gas transportation services are primarily derived from a diversified base of residential, commercial, and industrial customers located in west central Ohio. The Company manages credit risk associated with its receivables by continually reviewing creditworthiness and requests cash deposits or refunds cash deposits based on that review.

Impact of New Accounting Principle
In June 1998, the FASB issued SFAS 133, which required that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its market value and that changes in the derivative's market value be recognized currently in earnings unless specific hedge or regulatory accounting criteria are met.

SFAS 133, as amended, required that as of the date of initial adoption, the difference between the market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income, other comprehensive income, or regulatory assets or liabilities, as appropriate. A change in earnings or other comprehensive income was reported as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes."

As of and since the date of adoption on January 1, 2001, the Ohio operations were not engaged in any derivative or hedging activity as defined by SFAS 133, as amended; therefore, there was no impact at adoption and has been no impact since adoption.

8. Additional Operational and Balance Sheet Information

Other - net in the Statements of Income consists of the following:

                                                                    Inception
                                      Year Ended     Year Ended      through
                                     December 31,   December 31,   December 31,
-------------------------------------------------------------------------------
In thousands                            2002           2001           2000
-------------------------------------------------------------------------------
                                                                   Unaudited
                                                                   ---------
Amortization of goodwill and other    $    -          $ 4,899        $ 819
Other expense (income) - net            (423)           1,026           74
-------------------------------------------------------------------------------
       Total other - net              $ (423)         $ 5,925        $ 893
===============================================================================

Accrued liabilities consists of the following:

                                                            At December 31,
----------------------------------------------------------------------------
In thousands                                      2002                 2001
----------------------------------------------------------------------------
Accrued taxes                                  $ 14,586             $ 13,048
Refunds to customers & customer deposits          9,200                8,577
Deferred income taxes                               757                  861
Other                                               114                  436
----------------------------------------------------------------------------
     Total accrued liabilities                 $ 24,657             $ 22,922
============================================================================

Prepayments and other current assets consists of the following:

                                                             At December 31,
----------------------------------------------------------------------------
In thousands                                      2002                 2001
----------------------------------------------------------------------------
Prepaid gas delivery service                   $ 33,624             $ 33,674
Prepaid income taxes                              4,771                5,379
Other prepayments & current assets                4,832                3,554
----------------------------------------------------------------------------
    Total prepayments & other current assets   $ 43,227             $ 42,607
============================================================================

9. Special Charges in 2001 and 2000

Restructuring and Related Charges
As part of continued cost saving efforts, in June 2001, management and the board of directors of Vectren approved a plan to restructure, primarily, its regulated operations. The restructuring plan included the elimination of certain administrative and supervisory positions in its utility operations and corporate office. Charges of approximately $0.5 million were expensed in June 2001 as a direct result of the restructuring plan, primarily for employee severance and employee relocation and consulting fees incurred as of that date. The accrual is associated with approximately 10 employees. Employee separation benefits include severance, healthcare, and outplacement services. Other than structured payments per the terms of severance agreements, the restructuring program with respect to the Ohio operations was completed during 2001. Such structured payments were made in 2002. The remaining accrual for employee separation payments as of December 31, 2001 approximated $0.2 million and was utilized in 2002.

Merger and Integration Costs
Merger and integration costs incurred for the year ended December 31, 2001 and for the period November 1, 2000 (Inception) through December 31, 2000 approximated $1.6 million and $1.8 million (unaudited), respectively. Merger and integration activities, resulting from the 2000 purchase, were completed in 2001. These costs have been for employee relocation, accounting fees resulting from filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations, internal labor of employees assigned to integration teams, investor relations communication activities, and certain benefit costs.

10. Impact of Recently Issued Accounting Guidance

EITF 02-03
In October 2002, the EITF reached a final consensus in EITF Issue 02-03 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-03) that gains and losses (realized and unrealized) on all derivative instruments within the scope of SFAS 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for "trading purposes." The consensus rescinded EITF Issue 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10) as well as other decisions reached on energy trading contracts at the EITF's June 2002 meeting. The Ohio operations do not engage in any activities subject to EITF 02-03.

SFAS 143
In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Any costs of removal recorded in accumulated depreciation pursuant to regulatory authority will require disclosure in future periods. The Company adopted this statement on January 1, 2003. The adoption was not material to the Company's results of operations or financial condition.

FASB Interpretation (FIN) 45
In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Although management is still evaluating the impact of FIN 45 on its financial position and results of operations, the adoption is not expected to have a material effect.

FIN 46
In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies to the Company's third quarter for variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. Although management is still evaluating the impact of FIN 46 on its financial position and results of operations, the adoption is not expected to have a material effect.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosure with respect to this Item, has been previously provided on Form 8-K originally filed with the SEC on March 26, 2002, as amended on Form 8-K/A filed with the SEC on May 20, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Intentionally omitted. See the table of contents of this Annual Report on Form 10-K for explanation.

ITEM 11.  EXECUTIVE COMPENSATION

Intentionally omitted. See the table of contents of this Annual Report on Form 10-K for explanation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Intentionally omitted. See the table of contents of this Annual Report on Form 10-K for explanation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Intentionally omitted. See the table of contents of this Annual Report on Form 10-K for explanation.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

                Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing of the report, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act).

Disclosure controls and procedures, as defined by the Exchange Act in Rules 13a-14(c) and 15d-14(c), are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

                           Changes in Internal Control

Since the evaluation of disclosure controls and procedures, there have been no significant changes to the Company's internal controls and procedures or significant changes in other factors that could significantly affect the Company's internal controls and procedures. However, in Note 3 to the financial statements (included in Item 8) which discusses the restatement of 2001 and 2000 previously reported information, the Company identified certain errors, the net effect of which, related primarily to gas inventory accounting and the proper clearing of employee benefit related costs routinely accumulated on the balance sheet. These errors resulted primarily from insufficient account reconciliation procedures. The Company has taken steps to improve these internal controls.

Internal control, as defined in American Institute of Certified Public Accountants Codification of Statements on Auditing Standards (AU ss.319), is a process, effected by an entity's board of directors, management, and other personnel, designed to provide reasonable assurance regarding the achievement of objectives in the following categories: (a) reliability of financial reporting,
(b) effectiveness and efficiency of operations and (c). compliance with applicable laws and regulations.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                 List Of Documents Filed As Part Of This Report

Financial Statements

The financial statements and related notes of Indiana Gas and of the Ohio operations, together with the reports of Deloitte & Touche LLP, appear in Part II Item 8 Financial Statements and Supplementary Data of this Annual Form 10-K. The Ohio operations are a significant subsidiary of Indiana Gas as defined by Rule 3-09 of Regulation S-X.

Supplemental Schedules

For the years ended December 31, 2002, 2001, and 2000, Indiana Gas' and the Ohio operations' Schedule II -- Valuation and Qualifying Accounts Financial Statement Schedules are presented on page 60 and 61, respectively. The reports of Deloitte & Touche LLP on these schedules may be found in Item 8.

List of Exhibits

Indiana Gas has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

          Exhibits for the Company are listed in the Index to Exhibits beginning on page 66.
          Exhibits for the Company attached to this filing filed electronically with the SEC are listed on page 70.

              Reports On Form 8-K During The Last Calendar Quarter

On October 25, 2002 Indiana Gas Company, Inc. filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding Vectren Corporation's results of operations, financial position and cash flows for the three, nine, and twelve month periods ended September 30, 2002. The financial information was released to the public through this filing.
       Item 5.  Other Events
       Item 7.  Exhibits
          99.1 - Press Release - Third Quarter 2002 Vectren Corporation Earnings
          99.2 - Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

On November 27, 2002, Indiana Gas Company, Inc. filed a Current Report on Form 8-K with respect to a press release issued by Moody's Investors Service that downgraded the credit ratings on various debt instruments issued by certain of Vectren Corporation's wholly owned subsidiaries.
       Item 5.  Other Events
       Item 7.  Exhibits
          99.1 - Press Release - Moody's Investors Service
          99.2 - Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

                                                                     SCHEDULE II

                            Indiana Gas Company, Inc.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


Column A                                  Column B         Column C          Column D      Column E
----------------------------------------------------------------------------------------------------
                                                           Additions
                                                      -------------------
                                         Balance at   Charged    Charged    Deductions    Balance at
                                         Beginning       to      to Other      from         End of
Description                               Of Year     Expenses   Accounts  Reserves, Net     Year
----------------------------------------------------------------------------------------------------
(In thousands)
VALUATION & QUALIFYING ACCOUNTS:

Year 2002 - Accumulated provision for
              uncollectible accounts      $   987     $  4,750     $ -        $ 4,338      $ 1,399
Year 2001 - Accumulated provision for
              uncollectible accounts      $ 2,063     $  7,670     $ -        $ 8,746      $   987
Year 2000 - Accumulated provision for
              uncollectible accounts      $ 1,739     $  5,405     $ -        $ 5,081      $ 2,063

OTHER RESERVES:

Year 2002 - Reserve for merger &
              integration charges         $   200     $      -     $ -        $   200      $     -
Year 2001 - Reserve for merger &
              integration charges         $ 1,293     $      -     $ -        $ 1,093      $   200
Year 2000 - Reserve for merger &
              integration charges         $     -     $ 11,900     $ -        $10,607      $ 1,293

Year 2002 - Reserve for restructuring
              costs                       $ 3,960     $      -     $ -        $ 1,173      $ 2,787
Year 2001 - Reserve for restructuring
              costs                       $     -     $  5,883     $ -        $ 1,923      $ 3,960

                                                                            SCHEDULE II
                               The Ohio Operations

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              Column A                          Column B        Column C          Column D    Column E
-----------------------------------------      ---------   -------------------  ------------- --------
                                                                Additions
                                                           -------------------
                                                Balance    Charged    Charged    Deductions    Balance
                                               Beginning     to       to Other      from       End of
 Description                                   of Period   Expenses   Accounts  Reserves, Net  Period
------------------------------------------------------------------------------------------------------
(In thousands)

VALUATION AND QUALIFYING
   ACCOUNTS: AS RESTATED

      Year 2002- Accumulated provision
           for uncollectible accounts            $ 900     $ 4,400     $   -       $ 4,846     $ 454

      Year 2001- Accumulated provision
           for uncollectible accounts            $ 386     $ 4,970     $   -       $ 4,456     $ 900
(Unaudited)
      Period 2000 - Accumulated provision
            for uncollectible accounts           $   -     $ 1,123     $ 120       $   857     $ 386

OTHER RESERVES:

      Year 2002 - Reserve for restructuring      $ 165     $     -     $   -       $   165     $   -

      Year 2001 - Reserve for restructuring      $   -     $   165     $   -       $     -     $ 165

      Year 2002 - Reserve for merger
           and integration charges               $ 240     $     -     $   -       $   240     $   -

      Year 2001 - Reserve for merger
           and integration charges               $ 456     $     -     $   -       $   216     $ 240
(Unaudited)
      Period 2000 - Reserve for merger
           and integration charges               $   -     $   500     $   -       $    44     $ 456


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  INDIANA GAS COMPANY, INC.


Dated February 26, 2003
                                                  /S/ Niel C. Ellerbrook
                                                  ----------------------------
                                                  Niel C. Ellerbrook, Chairman
                                                   and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

        Signature                        Title                       Date

  /S/ Niel C. Ellerbrook         Chairman & Chief Executive    February 26, 2003
----------------------------     Officer, Director (Principal  -----------------
    Niel C. Ellerbrook           Executive Officer)


  /S/ Jerome A. Benkert, Jr.     Executive Vice President,     February 26, 2003
----------------------------     Chief Financial Officer, &    -----------------
     Jerome A. Benkert, Jr.      Director (Principal Financial
                                 Officer)


   /S/ M. Susan Hardwick         Vice President, Controller &  February 26, 2003
----------------------------     Director (Principal           -----------------
     M. Susan Hardwick           Accounting Officer)


   /S/ Andrew E. Goebel          Director                      February 26, 2003
----------------------------                                   -----------------
     Andrew E. Goebel


  /S/ Ronald E. Christian        Director                      February 26, 2003
----------------------------                                   -----------------
    Ronald E. Christian

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Niel C. Ellerbrook, certify that:

1. I have reviewed this annual report on Form 10-K of Indiana Gas Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003
                                           /s/ Niel C. Ellerbrook
                                           ------------------------------------
                                           Niel C. Ellerbrook
                                           Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Jerome A. Benkert, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Indiana Gas Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003

                                             /s/ Jerome A. Benkert, Jr.
                                             ------------------------------
                                             Jerome A. Benkert, Jr.
                                             Executive Vice President and
                                             Chief Financial Officer

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

Signed this 26th day of February, 2003.



/s/ Jerome A. Benkert, Jr.               /s/ Niel C. Ellerbrook
-----------------------------------      ------------------------------------
(Signature of Authorized Officer)        (Signature of Authorized Officer)

Jerome A. Benkert, Jr.                    Niel C. Ellerbrook
-----------------------------------      ------------------------------------
(Typed Name)                              (Typed Name)

Executive Vice President and Chief
Financial Officer                        Chairman and Chief Executive Officer
-----------------------------------      ------------------------------------
(Title)                                  (Title)

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

4.2 Indenture dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated October 19, 2001, File No. 1-16739, as Exhibit 4.1); First Supplemental Indenture, dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated October 19, 2001, File No. 1-16739, as
     Exhibit 4.2); Second Supplemental Indenture, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated November 29, 2001, File No. 1-16739, as Exhibit 4.1).

4.3 Promissory Note for Long-Term Loans dated October 19, 2001, between Indiana Gas Company, Inc. and Vectren Utility Holdings, Inc. (Filed and designated in Current Report on Form 10-K filed March 29, 2002, File No. 1-6494, as
     Exhibit 4.4.)

4.4 Promissory Note for Long-Term Loans dated November 30, 2001, between Indiana Gas Company, Inc. and Vectren Utility Holdings, Inc. (Filed and designated in Current Report on Form 10-K filed March 29, 2002, File No. 1-6494, as Exhibit 4.5.)

10. Material Contracts

10.1 Summary description of Southern Indiana Gas and Electric Company's nonqualified Supplemental Retirement Plan (Filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-17.)

10.2 Southern Indiana Gas and Electric Company 1994 Stock Option Plan (Filed and designated in Southern Indiana Gas and Electric Company's Proxy Statement dated February 22, 1994, File No. 1-3553, as Exhibit A.)

10.3 Southern Indiana Gas and Electric Company's nonqualified Supplemental Retirement Plan as amended, effective April 16, 1997. (Filed and designated in Form 10-K for the fiscal year 1997, File No. 1-3553, as Exhibit 10.29.)

10.4 Vectren Corporation Retirement Savings Plan (amended and restated effective January 1, 2002). (Filed and designated in Form 10-Q for the quarterly period ended September 30, 2002, File No. 1-15467, as Exhibit 10.1.)

10.5 Vectren Corporation Combined Non-Bargaining Retirement Plan. (Filed and designated in Form 10-Q for the quarterly period ended September 30, 2000, File No. 1-15467, as Exhibit 99.2.)

10.6 Indiana Energy, Inc. Unfunded Supplemental Retirement Plan for a Select Group of Management Employees as amended and restated effective December 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-G.)

10.7 Indiana Energy, Inc. Nonqualified Deferred Compensation Plan effective January 1, 1999. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-H.)

10.8 Formation Agreement among Indiana Energy, Inc., Indiana Gas Company, Inc., IGC Energy, Inc., Indiana Energy Services, Inc., Citizens Gas & Coke Utility, Citizens Energy Services Corporation and ProLiance Energy, LLC, effective March 15, 1996. (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1996, File No. 1-9091, as Exhibit 10-C.)

10.9 Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC, effective March 15, 1996, for services to begin April 1, 1996. (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1996, File No. 1-6494, as Exhibit 10-C.)

10.10 Amended appendices to the Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC effective November 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1999, File No. 1-6494, as Exhibit 10-A.)

10.11 Amended appendices to the Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC effective November 1, 1999. (Filed and designated in Form 10-K for the fiscal year ended September 30, 1999, File No. 1-6494, as Exhibit 10-V.)

10.12 Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC, effective August 30, 2002. (Filed herewith.)

10.13 Gas Sales and Portfolio Administration Agreement between Vectren Energy Delivery of Ohio and ProLiance Energy, LLC, effective October 31, 2000, for services to begin November 1, 2000. (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10-24.)

10.14 Indiana Energy, Inc. Executive Restricted Stock Plan as amended and restated effective October 1, 1998. (Filed and designated in Form 10-K for the fiscal year ended September 30, 1998, File No. 1-9091, as Exhibit 10-O.)

10.15 Amendment to Indiana Energy, Inc. Executive Restricted Stock Plan effective December 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-I.)

10.16 Indiana Energy, Inc. Director's Restricted Stock Plan as amended and restated effective May 1, 1997. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-9091, as Exhibit 10-B.)

10.17 First Amendment to Indiana Energy, Inc. Directors' Restricted Stock Plan, effective December 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-J.)

10.18 Second Amendment to Indiana Energy, Inc. Directors Restricted Stock Plan, renamed the Vectren Corporation Directors Restricted Stock Plan effective October 1, 2000. (Filed and designated in Form 10-K for the year ended December 31, 2000, File No. 1-15467, as Exhibit 10-34.)

10.19 Third Amendment to Indiana Energy, Inc. Directors Restricted Stock Plan, renamed the Vectren Corporation Directors Restricted Stock Plan effective March 28, 2001. (Filed and designated in Form 10-K for the year ended December 31, 2000, File No. 1-15467, as Exhibit 10-35.)

10.20 Vectren Corporation At Risk Compensation Plan effective May 1, 2001. (Filed and designated in Vectren Corporation's Proxy Statement dated March 16, 2001, File No. 1-15467, as Appendix B.)

10.21 Vectren Corporation Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2001. (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.32.)

10.22 Vectren Corporation Employment Agreement between Vectren Corporation and Niel C. Ellerbrook dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.1.)

10.23 Vectren Corporation Employment Agreement between Vectren Corporation and Andrew E. Goebel dated as of March 31, 2000 (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as
     Exhibit 99.2.)

10.24 Vectren Corporation Employment Agreement between Vectren Corporation and Jerome A. Benkert, Jr. dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.3.)

10.25 Vectren Corporation Employment Agreement between Vectren Corporation and Ronald E. Christian dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.5.)

10.26 Vectren Corporation Employment Agreement between Vectren Corporation and Timothy M. Hewitt dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as
     Exhibit 99.6.)

10.27 Vectren Corporation Retirement Agreement between Vectren Corporation and Timothy M. Hewitt dated as of May 31, 2001. (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.39.)

10.28 Vectren Corporation Employment Agreement between Vectren Corporation and Richard G. Lynch dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as
     Exhibit 99.8.)

10.29 Vectren Corporation Employment Agreement between Vectren Corporation and William S. Doty dated as of April 30, 2001. (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.43.)

10.30 Vectren Corporation Retirement Agreement between Vectren Corporation and Thomas J. Zabor dated as of May 31, 2001. (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.44.)

21. Subsidiaries Of The Company

The list of the Company's significant subsidiaries is attached hereto as Exhibit 21.1.

99. Additional Exhibits

99.1 Agreement and Plan of Merger dated as of June 11,1999 among Indiana Energy, Inc., SIGCORP, Inc. and Vectren Corporation (the "Merger Agreement "). (Filed and designated in Form S-4 to (No. 333-90763) filed on November 12, 1999, File No. 1-15467, as Exhibit 2.)

99.2 Amendment No.1 to the Merger Agreement dated December 14,1999 (Filed and designated in Current Report on Form 8-K filed December 16, 1999, File No. 1-09091, as Exhibit 2.)

99.3 Amended and Restated Articles of Incorporation of Vectren Corporation effective March 31,2000. (Filed and designated in Current Report on Form 8-K filed April 14, 2000, File No. 1-15467, as Exhibit 4.1.)

99.4 Amended and Restated Code of By-Laws of Vectren Corporation as of February 26, 2003. (Filed and designated in Form 10-K for the year ended December 31, 2002, File No. 1-15467, as Exhibit 3.2.)

99.5 Shareholders Rights Agreement dated as of October 21, 1999 between Vectren Corporation and Equiserve Trust Company, N.A., as Rights Agent. (Filed and designated in Form S-4 (No. 333-90763), filed November 12. 1999, File No. 1-15467, as Exhibit 4.)

                            Indiana Gas Company, Inc.
                                 2002 Form 10-K
                                Attached Exhibits

The following Exhibits were filed electronically with the SEC with this filing. See Page 66 of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit
Number         Document

10.12 Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC effective August 30, 2002.

21.1      Subsidiaries of the Company