Form 10-Q
period 2003-03-31
INDIANA GAS CO INC
filed 2003-05-15
CIK 50183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 1-6494

                            INDIANA GAS COMPANY, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  INDIANA                                         35-0793669
----------------------------------------------             --------------------
 (State or other jurisdiction of incorporation             (IRS Employer
      or organization)                                      Identification No.)



                 20 N.W. 4th Street, Evansville, Indiana, 47708
             -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  812-491-4000
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock- Without Par Value          690.001                May 1, 2003
  ------------------------------           -------                -----------
             Class                     Number of Shares               Date

          Omission of Information by Certain Wholly Owned Subsidiaries

The Registrant is a wholly owned subsidiary of Vectren Utility Holdings, Inc. and meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format contemplated thereby.

                                Table of Contents
Item                                                                     Page
Number                                                                  Number
                          PART I. FINANCIAL INFORMATION
  1    Financial Statements (Unaudited)
       Indiana Gas Company, Inc.
          Condensed Balance Sheets                                       1-2
          Condensed Statements of Income                                  3
          Condensed Statements of Cash Flows                              4
       Notes to Unaudited Condensed Financial Statements                10-13
  2    Management's Discussion and Analysis of Results of
       Operations and Financial Condition (A)                             13
  3    Quantitative and Qualitative Disclosures About
       Market Risk (A)                                                    14
  4    Controls and Procedures

                           PART II. OTHER INFORMATION
  1    Legal Proceedings                                                  14
  6    Exhibits and Reports on Form 8-K                                 14-15
       Signatures                                                         16
       Certifications                                                   17-19

(A) Omitted or amended as the Registrant is a wholly-owned subsidiary of Vectren Utility Holdings, Inc. and meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format contemplated thereby.

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
                                                      Relations
                                                    sschein@vectren.com


                                   Definitions
AFUDC:  allowance for funds used          MCF / BCF:  millions / billions
          during construction                           of cubic feet
APB:   Accounting Principles Board        MDth / MMDth: thousands /millions
                                                          of dekatherms
EITF:  Emerging Issues Task Force         OUCC:  Indiana Office of the
                                                   Utility Consumer Counselor
FASB:  Financial Accounting Standards     SFAS:  Statement of Financial
          Board                                    Accounting Standards
IDEM:  Indiana Department of              Throughput:  combined gas sales
          Environmental Management               and gas transportation volumes
IURC:  Indiana Utility Regulatory
          Commission

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            INDIANA GAS COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

                                                         March 31,  December 31,
                                                           2003        2002
-------------------------------------------------------------------------------
 ASSETS
Utility Plant
  Original cost                                       $ 1,155,695   $ 1,148,614
  Less:  accumulated depreciation & amortization          501,806       492,673
-------------------------------------------------------------------------------
       Net utility plant                                  653,889       655,941
-------------------------------------------------------------------------------
Current Assets
   Cash & cash equivalents                                  9,205         3,729
   Accounts receivable-less reserves of $1,711 &
       $1,399, respectively                                81,667        48,446
   Receivables due from other Vectren companies                27        10,754
   Accrued unbilled revenues                               33,789        53,192
   Inventories                                                197        13,286
   Recoverable fuel & natural gas costs                         -        10,241
   Prepayments & other current assets                       3,290        37,090
-------------------------------------------------------------------------------
       Total current assets                               128,175       176,738
-------------------------------------------------------------------------------
Investments in the Ohio operations                        225,943       220,417
Other investments                                           2,583         2,459
Non-utility property-net                                      240           253
Regulatory assets                                          20,003        18,132
Other assets                                                3,870         4,207
-------------------------------------------------------------------------------
TOTAL ASSETS                                          $ 1,034,703   $ 1,078,147
===============================================================================


The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

                                                    March 31,      December 31,
                                                      2003             2002
------------------------------------------------------------------------------
         LIABILITIES & SHAREHOLDER'S EQUITY

Capitalization
  Common shareholder's equity
     Common stock (no par value)                  $   242,995      $   242,995
     Retained earnings                                101,953           79,061
------------------------------------------------------------------------------
       Total common shareholder's equity              344,948          322,056
------------------------------------------------------------------------------
  Long-term debt-net of current maturities            228,442          228,480

  Long-term debt due to VUHI                          147,275          147,275
------------------------------------------------------------------------------
              Total Capitalization                    720,665          697,811
------------------------------------------------------------------------------
Commitments & Contingencies (Notes 4, 7, & 8)

Current Liabilities
  Accounts payable                                      9,111           33,728
  Accounts payable to affiliated companies             30,412           47,255
  Accounts payable due to other Vectren companies       7,604           38,818
  Accrued liabilities                                  58,746           30,052
  Short-term borrowings due to VUHI                   123,935          108,182
  Current maturities of long-term debt                      -           38,750
------------------------------------------------------------------------------
     Total current liabilities                        229,808          296,785
------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
  Deferred income taxes                                46,994           45,601
  Deferred credits & other liabilities                 37,236           37,950
------------------------------------------------------------------------------
     Total deferred credits & other liabilities        84,230           83,551
------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY          $ 1,034,703      $ 1,078,147
==============================================================================

The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                         CONDENSED STATEMENTS OF INCOME
                           (Unaudited - In thousands)

                                                Three Months Ended March 31
-----------------------------------------------------------------------------
                                                  2003               2002
-----------------------------------------------------------------------------
                                                                 As Restated,
                                                                  See Note 3
                                                                 ------------
OPERATING REVENUES                             $ 295,380          $ 200,201
COST OF GAS                                      208,984            126,760
-----------------------------------------------------------------------------
            GAS OPERATING MARGIN                  86,396             73,441
-----------------------------------------------------------------------------
OPERATING EXPENSES
  Other operating                                 21,867             21,356
  Depreciation & amortization                     10,546              9,978
  Income taxes                                    15,223             10,581
  Taxes other than income taxes                    6,129              4,916
-----------------------------------------------------------------------------
      Total operating expenses                    53,765             46,831
-----------------------------------------------------------------------------
OPERATING INCOME                                  32,631             26,610

OTHER INCOME (EXPENSE) - NET
  Equity in earnings of the Ohio
    operations - net of tax                        5,526              4,749
  Other - net                                       (577)               409
-----------------------------------------------------------------------------
      Total other income (expense) - net           4,949              5,158
-----------------------------------------------------------------------------
Interest expense                                   7,408              8,177
-----------------------------------------------------------------------------
NET INCOME                                     $  30,172          $  23,591
=============================================================================


The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)

                                                           Three Months Ended March 31,
---------------------------------------------------------------------------------------
                                                                   2003        2002
---------------------------------------------------------------------------------------
                                                                           As Restated,
                                                                            See Note 3
---------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                         $ 44,997    $ 90,660
---------------------------------------------------------------------------------------
CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES
    Requirements for:
       Retirement of long-term debt, including premiums paid      (39,907)     (1,278)
       Dividends on common stock                                   (7,280)     (6,874)
    Net change in short-term borrowings due to VUHI                15,753     (69,878)
---------------------------------------------------------------------------------------
           Net cash flows required for financing activities       (31,434)    (78,030)
---------------------------------------------------------------------------------------
CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES
       Capital expenditures, excluding AFUDC-equity                (8,087)     (8,286)
---------------------------------------------------------------------------------------
           Net cash flows required for investing activities        (8,087)     (8,286)
---------------------------------------------------------------------------------------
Net increase in cash & cash equivalents                             5,476       4,344
Cash & cash equivalents at beginning of period                      3,729         268
---------------------------------------------------------------------------------------
Cash & cash equivalents at end of period                         $  9,205    $  4,612
=======================================================================================

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

Investment in the Gas Distribution Assets of The Dayton Power and Light Company On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company for approximately $471 million, including transaction costs, as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53% undivided ownership interest in the assets, and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, and these assets are referred to as "the Ohio operations." Indiana Gas' ownership is accounted for using the equity method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" and is included in investment in the Ohio operations, and its interest in the results of operations is included in equity in earnings of the Ohio operations. The Ohio operations are a significant subsidiary of Indiana Gas that provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton.

2.   Basis of Presentation

The interim condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These condensed financial statements and related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 2002, filed on Form 10-K. Because of the seasonal nature of the Company's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3. Restatement of Previously Reported Information

Subsequent to the issuance of the 2002 quarterly financial statements, management determined that previously issued financial statements should be restated. As a result, the Company has restated its financial statements for the three months ended March 31, 2002 for various reconciliation errors and other errors related primarily to the recording of estimates.

The Company identified errors related to the recording of estimates used in the calculation of unbilled revenue. As a result of changes to unbilled revenue, 2002 earnings increased by $2.1 million ($1.3 million after tax). Additionally, the Company identified reconciliation errors and errors related to the recording of other estimates that were not significant, either individually or in the aggregate, that decreased previously reported earnings by approximately $1.0 million after tax. In total, earnings increased $0.3 million from those previously reported.

Following is a summary of the effects of the restatement on previously reported results of operations for the three months ended March 31, 2002.


                                         As reported   Restatement  As Restated
                                         -----------   -----------  -----------
OPERATING REVENUES                        $ 197,897      $ 2,304     $ 200,201
COST OF GAS                                 126,760            -       126,760
-------------------------------------------------------------------------------
          GAS OPERATING MARGIN               71,137        2,304        73,441
-------------------------------------------------------------------------------
OPERATING EXPENSES
  Other operating                            20,261        1,095        21,356
  Depreciation & amortization                 9,978            -         9,978
  Income taxes                               10,120          461        10,581
  Taxes other than income taxes               4,915            1         4,916
-------------------------------------------------------------------------------
     Total operating expenses                45,274        1,557        46,831
-------------------------------------------------------------------------------
OPERATING INCOME                             25,863          747        26,610

OTHER INCOME (EXPENSE) - NET
  Equity in earnings of the Ohio
     operations - net of tax                  5,167         (418)        4,749
  Other - net                                   402            7           409
-------------------------------------------------------------------------------
     Total other income (expense) - net       5,569         (411)        5,158
-------------------------------------------------------------------------------
Interest expense                              8,177            -         8,177
-------------------------------------------------------------------------------
NET INCOME                                $  23,255      $   336     $  23,591
===============================================================================

4.   Transactions with Other Vectren Companies

Support Services and Purchases
Vectren and certain subsidiaries of Vectren provided corporate and general and administrative services to the Company including legal, finance, tax, risk management, human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Indiana Gas received corporate allocations totaling $14.3 million and $13.5 million for the three months ended March 31, 2003 and 2002, respectively.

Guarantees of Parent Company Debt
Vectren's three operating utility companies, VEDO, Indiana Gas, and SIGECO are guarantors of VUHI's $475.0 million commercial paper program, of which approximately $312.6 million is outstanding at March 31, 2003 and VUHI's $350.0 million unsecured senior notes outstanding at March 31, 2003. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors.

Stock-Based Incentive Plans
Indiana Gas does not have stock-based compensation plans separate from Vectren. An insignificant number of Indiana Gas' employees participate in Vectren's stock-based compensation plans.

5.   Transactions with ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides natural gas and related services to Indiana Gas, the Ohio operations, Citizens Gas and others. ProLiance also began providing service to SIGECO and Vectren Retail, LLC (Vectren's retail gas marketer) in 2002. ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.

Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2003 and 2002 totaled $149.3 million and $79.9 million, respectively. Amounts owed to ProLiance at March 31, 2003 and December 31, 2002 for those purchases were $29.7 million and $46.1 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

6.       Investment in the Ohio Operations

Unaudited summarized financial information of the Ohio operations for the three months ended March 31, 2003 and 2002 is presented below.


In thousands                           Three Months Ended March 31,
-----------------------------------------------------------------------
                                         2003                2002
                                   -----------------   ----------------
Operating revenues                    $ 162,286            $ 124,548
Gas operating margin                     47,904               38,500
Operating income                         11,521               10,034
Net income                               11,758               10,104


Interest costs arising from financing arrangements utilized to purchase the Ohio operations are not reflected in the above summarized financial information. Had the financing arrangements of Indiana Gas and VEDO used to facilitate the acquisition been pushed down to the Ohio operations, net income would have been $9.4 million for the three months ended March 31, 2003 and $7.9 million for the three months ended March 31, 2002.

7.   Legal Proceedings

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

9.   Impact of Recently Issued Accounting Guidance

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

The Company records a net cost of removal to its utility plant through normal depreciation rates. As of March 31, 2003 and December 31, 2002 such removal costs approximated $170 million of accumulated depreciation as presented in the condensed balance sheets based upon the Company's latest depreciation studies.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Although management is still evaluating the impact of SFAS 149 on its financial position and results of operations, the adoption is not expected to have a material effect.

FASB Interpretation (FIN) 45
In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition.

FIN 46
In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies to the Company's third quarter of 2003 for variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. Although management is still evaluating the impact of FIN 46 on its financial position and results of operations, the adoption is not expected to have a material effect.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
           FINANCIAL CONDITION

Pursuant to General Instructions H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and notes thereto. Subsequent to the issuance of the Company's 2002 quarterly financial statements, the Company's management determined that previously issued financial statements should be restated. The restatement had the effect of increasing net income for the three months ended March 31, 2002 by $0.3 million after tax. Note 3 to the condensed financial statements includes a summary of the effects of the restatement. The Company's results of operations give effect to the restatement.

Net Income

Net income was $30.2 million for the three months ended March 31, 2003 compared to $23.6 million for the same period in 2002. The increase in net income results primarily from the effects of colder weather offset somewhat by the effect of higher gas costs that increased operating expenses, such as uncollectible accounts expense.

Gas Utility Margin

Gas utility margin by customer type and separated between volumes sold and transported follows:

                                       Three Months Ended March 31,
--------------------------------------------------------------------
(In Millions)                                  2003           2002
--------------------------------------------------------------------
Residential                                   $ 57.8         $ 49.5
Commercial                                      19.7           15.7
Contract                                         8.0            8.1
Other                                            0.9            0.1
--------------------------------------------------------------------
Total                                         $ 86.4         $ 73.4
--------------------------------------------------------------------
Volumes in MMDth
Sold                                            35.6           29.2
Transported                                     16.1           15.7


Gas utility margin for the three months ended March 31, 2003, increased $13.0 million, or 18%, compared to 2002. The increase is primarily due to weather 24% colder than the prior year and 8% colder than normal. The effects of colder weather resulted in a 15% increase in total throughput. The total average cost per dekatherm of gas purchased for the three months ended March 31, 2003, was $6.50 compared to $4.27 for the same period in 2002.

Operating Expenses

Other Operating

Other operating expenses increased $0.5 million for the three months ended March 31, 2003 compared to the prior year. The increase results principally from increased uncollectible accounts expense and the timing of maintenance expenditures. Uncollectible accounts expense has increased $0.2 million due primarily to higher gas costs.

Depreciation & Amortization

Depreciation and amortization increased $0.6 million for the three months ended March 31, 2003 compared to the prior year due to additions to utility plant.

Income Tax

Federal and state income taxes increased $4.6 million for the three months ended March 31, 2003, when compared to the prior year. The increase results principally from higher pre-tax earnings. The effective tax rate increased from 31.0% in 2002 to 33.5% in 2003 principally due to an increase in the Indiana state income tax rate from 4.5 % to 8.5% that was effective January 1, 2003.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $1.2 million for the three months ended March 31, 2003 compared to the prior year. The increase results from higher utility receipts taxes as a result of higher volumes sold and higher gas prices.

Other Income - Net

Equity in Earnings of the Ohio operations

As described in Note 1 to the financial statements, Indiana Gas has a 47% undivided interest in the Ohio operations acquired by Vectren on October 31, 2000. Equity in earnings of the Ohio operations represents Indiana Gas' portion of the Ohio operations' net income. The financing costs associated with VEDO's 53% ownership interest are not included in the Ohio operations' equity in earnings. Earnings increased $0.8 million in 2003 compared to 2002 primarily due to increased sales volume resulting from colder weather.

Other- net

Other, net decreased $1.0 million for the three months ended March 31, 2003 compared to the prior year. The decrease results principally from increased contributions to low-income heating assistance programs.

Interest Expense

Interest expense decreased $0.8 million for the three months ended March 31, 2003, when compared to the prior year. The decrease results from lower interest rates on variable rate debt.

                  Impact of Recently Issued Accounting Guidance

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

The Company records a net cost of removal to its utility plant through normal depreciation rates. As of March 31, 2003 and December 31, 2002 such removal costs approximated $170 million of accumulated depreciation as presented in the condensed balance sheets based upon the Company's latest depreciation studies.

SFAS 149

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Although management is still evaluating the impact of SFAS 149 on its financial position and results of operations, the adoption is not expected to have a material effect.

Financial Accounting Interpretation (FIN) 45

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition.

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

o Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board; the Securities and Exchange Commission; state public utility commissions; state entities which regulate natural gas transmission and distribution, natural gas gathering and processing; and similar entities with regulatory oversight.

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

Pursuant to General Instructions H(2)(c) of Form 10-Q, the following is intentionally omitted.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 8 of its unaudited condensed financial statements included in Part 1 Item 1 Financial Statements regarding the Clean Air Act and related legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


(b)  Reports On Form 8-K During The Last Calendar Quarter

On January 31, 2003, The Company filed a Current Report on Form 8-K with respect to the release of Vectren Corporation's preliminary financial information to the investment community regarding the Company's results of operations, for the three and twelve month periods ended December 31, 2002.
    Item 5.  Other Events
    Item 7.  Exhibits
              99.1 - Press Release - Vectren Reports Preliminary 2002 Results
              99.2 - 2002 Selected Financial Data and Effects of Restatement
              99.3 - Cautionary Statement for Purposes of the "Safe Harbor"
                        Provisions of the Private Securities Litigation Reform Act of 1995

On March 14, 2003, The Company filed a Current Report on Form 8-K with respect to the release of Vectren Corporation's financial information to the investment community regarding the Company's results of operations, financial position and cash flows for the three and twelve month periods ended December 31, 2002.
    Item 9.  Regulation FD Disclosure
    Item 7.  Exhibits
              99.1 - Press Release - Vectren Reports Final 2002 Earnings
              99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INDIANA GAS COMPANY, INC.
                            ------------------------
                                   Registrant




        May 15, 2003                            /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                                /s/M. Susan Hardwick
                                                --------------------------
                                                M. Susan Hardwick
                                                Vice President & Controller
                                                (Principal Accounting Officer)

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

Date: May 15, 2003

                                         /s/ Niel C. Ellerbrook
                                         ----------------------------------
                                         Niel C. Ellerbrook
                                         Chairman & Chief Executive Officer

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

Date: May 15, 2003

                                     /s/ Jerome A. Benkert, Jr.
                                     -----------------------------------------
                                     Jerome A. Benkert, Jr.
                                     Executive Vice President &
                                     Chief Financial Officer

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

         Signed this 15th day of May, 2003.







/s/ Jerome A. Benkert, Jr.              /s/ Niel C. Ellerbrook
-----------------------------------     --------------------------------------
(Signature of Authorized Officer)      (Signature of Authorized Officer)

Jerome A. Benkert, Jr.                  Niel C. Ellerbrook
-----------------------------------     --------------------------------------
(Typed Name)                            (Typed Name)

Executive Vice President &
Chief Financial Officer                 Chairman & Chief Executive Officer
-----------------------------------     --------------------------------------
(Title)                                 (Title)