Form 10-K/A
period 2002-12-31
INDIANA GAS CO INC
filed 2003-06-18
CIK 50183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

Commission file number:  1-6494

                            INDIANA GAS COMPANY, INC.
          -------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                  INDIANA                                  35-0793669
        --------------------------------              --------------------
        (State or other jurisdiction of               (IRS Employer
         incorporation or organization)                Identification No.)

    20 N.W. Fourth Street, Evansville, Indiana                47708
  ----------------------------------------------           ------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: 812-491-4000


Securities registered pursuant to Section 12(b) of the Act:


    Title of each class            Name of each exchange on which registered
--------------------------       ---------------------------------------------
           None                                      None


Securities registered pursuant to Section 12(g) of the Act:

    Title of each class            Name of each exchange on which registered
--------------------------       ---------------------------------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Common Stock- Without Par Value            690.001          March 15, 2003
----------------------------------       ----------------    ----------------
                  Class                  Number of Shares          Date


          Omission of Information by Certain Wholly Owned Subsidiaries

The Registrant is a wholly owned subsidiary of Vectren Utility Holdings, Inc. and meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

                                   Definitions

AFUDC:  allowance for funds used during       MCF / BCF:  millions / billions of cubic feet
   construction
APB:  Accounting Principles Board             MDth / MMDth: thousands /millions of
                                                  dekatherms
EITF:  Emerging Issues Task Force             NOx:  nitrogen oxide
FASB:  Financial Accounting Standards         OUCC:  Indiana Office of the Utility Consumer
   Board                                          Counselor
FERC:  Federal Energy Regulatory Commission   SFAS:  Statement of Financial Accounting
                                                  Standards
IDEM:  Indiana Department of Environmental    USEPA:  United States Environmental
   Management                                     Protection Agency
IURC:  Indiana Utility Regulatory Commission  Throughput:  combined gas sales and gas transportation volumes

                                Table of Contents

Item                                                                    Page
Number                                                                  Number
                                     Part I

  1   Business (A)........................................................1
  2   Properties .........................................................1
  3   Legal Proceedings...................................................2
  4   Submission of Matters to Vote of Security Holders (A)...............2

                                                       Part II

  5   Market for the Company's Common Equity and
       Related Stockholder Matters .......................................2
  6   Selected Financial Data (A).........................................2
  7   Management's Discussion and Analysis of Results of
       Operations and Financial Condition (A)............................ 3
  7A  Qualitative and Quantitative Disclosures About Market Risk.........10
  8   Financial Statements and Supplementary Data........................13
  9   Change in and Disagreements with Accountants on
       Accounting and Financial Disclosure...............................60

                                                      Part III

 10   Directors and Executive Officers of the Registrant (A).............60
 11   Executive Compensation (A).........................................60
 12   Security Ownership of Certain Beneficial Owners and
       Management and Related Stockholder Matters (A)....................60
 13   Certain Relationships and Related Transactions (A).................60

                                                       Part IV

 14   Controls and Procedures............................................61
 15   Exhibits, Financial Statement Schedules, and
       Reports on Form 8-K...............................................62
      Signatures.........................................................65

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

                              Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge, including those of its wholly owned subsidiaries, through its website at www.vectren.com, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address:         Phone Number:       Investor Relations Contact:
P.O. Box 209             (812) 491-4000      Steven M. Schein
Evansville, Indiana                          Vice President, Investor Relations
 47702-0209                                  sschein@vectren.com

                                Explanatory Note

This Amendment No. 1 to Form 10-K filed on Form 10-K/A for the year ended December 31, 2002, is being filed to clarify various disclosures in the Results of Operations section of Item 7 of Part II and the Statements of Cash Flows and Notes 2 and 6 to Indiana Gas Company, Inc.'s Financial Statements and Note 2 to the Ohio Operations' Financial Statements of Item 8 of Part II. All information contained herein is as of February 26, 2003, and does not reflect any events or changes in information that may have occurred subsequent to February 26, 2003. For a discussion of events and developments relating to periods subsequent to February 26, 2003, see the Company's reports filed with the Securities and Exchange Commission for such subsequent periods, including the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

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

Significant Fluctuations

Gas Utility Margin

Gas Utility margin for the year ended December 31, 2002 of $207.0 million increased $11.2 million, or 6%. The increase is primarily due to weather 6% cooler for the year and 31% cooler in the fourth quarter. The effects of primarily cooler weather resulted in an overall 6% increase in total throughput to 118,241 MDth in 2002 from 111,885 MDth in 2001. Total throughput in 2000 was 126,960 MDth.

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

ITEM 8.  Financial Statements and Supplementary Data



                                Table of Contents
                                                                        Page
                                                                        Number
Financial Information of Indiana Gas Company, Inc.
   1   Management's Responsibility for Financial Statements ............  14
   2   Independent Auditors' Report ....................................  15
   3   Audited Financial Statements.....................................  16
   4   Notes to Audited Financial Statements............................  21

Financial Statement Schedule of Indiana Gas Company, Inc. (a)
   5   Schedule II-Valuation and Qualifying Accounts for the
        years ended December 31, 2002, 2001, and 2000...................  63

Financial Information of the Ohio operations
   1   Management's Responsibility for Financial Statements ............  41
   2   Independent Auditors' Report.....................................  42
   3   Financial Statements.............................................  43
   4   Notes to Financial Statements....................................  48

Financial Statement Schedule of the Ohio operations (a)
   5   Schedule II-Valuation and Qualifying Accounts for
        the years ended December 31, 2002, 2001, and for
        the period November 1, 2000 (Inception) through
        December 31, 2000...............................................  64


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


/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 26, 2003

                            INDIANA GAS COMPANY, INC.
                                 BALANCE SHEETS
                                 (In thousands)

                                                      December 31,  December 31,
                                                          2002         2001
------------------------------------------------      ------------  ------------
                                                                   (As Restated,
               ASSETS                                               See Note 3)
Utility Plant
   Original cost                                      $ 1,148,614   $ 1,095,450
  Less:  Accumulated depreciation & amortization          492,673       458,310
-------------------------------------------------------------------------------
          Net utility plant                               655,941       637,140
-------------------------------------------------------------------------------

Current Assets
   Cash & cash equivalents                                  3,729           268
   Accounts receivable-less reserves of $1,399 &
       $987, respectively                                  48,446        47,426
   Receivables from other Vectren companies                10,754        11,692
   Accrued unbilled revenues                               53,192        36,028
   Inventories                                             13,286        14,941
   Recoverable natural gas costs                           10,241        26,674
   Prepayments & other current assets                      37,090        35,825
-------------------------------------------------------------------------------
          Total current assets                            176,738       172,854
-------------------------------------------------------------------------------

Investment in the Ohio operations                         220,417       223,564
Other investments                                           2,459         1,734
Non-utility property-net                                      253           303
Regulatory assets                                          18,132        15,181
Other assets                                                4,207        10,334
-------------------------------------------------------------------------------
TOTAL ASSETS                                          $ 1,078,147   $ 1,061,110
===============================================================================


The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                                 BALANCE SHEETS
                                 (In thousands)

                                                      December 31,  December 31,
                                                          2002         2001
----------------------------------------------        ------------- ------------
                                                                   (As Restated,
       LIABILITIES & SHAREHOLDER'S EQUITY                           See Note 3)

Capitalization
  Common shareholder's equity
     Common stock (no par value)                      $   242,995   $   242,995
     Retained earnings                                     79,061        66,882
     Accumulated other comprehensive loss                       -        (2,382)
--------------------------------------------------------------------------------
         Total common shareholder's equity                322,056       307,495
--------------------------------------------------------------------------------
  Long-term debt-net of debt subject to tender
       & current maturities                               228,480       260,972
  Long-term debt due to VUHI                              147,275       147,270
--------------------------------------------------------------------------------
         Total capitalization                             697,811       715,737
--------------------------------------------------------------------------------
Commitments & Contingencies (Notes 4, 7-9)

Current Liabilities
  Accounts payable                                         33,728        26,856
  Accounts payable to affiliated companies                 47,255        21,332
  Payables to other Vectren companies                      39,876        11,435
  Accrued liabilities                                      28,994        40,550
  Short-term borrowings due to VUHI                       108,182       134,298
  Long-term debt subject to tender                              -        11,500
  Current maturities of long-term debt                     38,750         1,250
--------------------------------------------------------------------------------
     Total current liabilities                            296,785       247,221
--------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
  Deferred income taxes                                    45,601        46,258
  Deferred credits & other liabilities                     37,950        51,894
--------------------------------------------------------------------------------
     Total deferred income taxes & other liabilities       83,551        98,152
--------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY              $ 1,078,147   $ 1,061,110
================================================================================


The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                              STATEMENTS OF INCOME
                                 (In thousands)

                                                        Year Ended December 31,
-------------------------------------------------------------------------------
                                           2002           2001           2000
-------------------------------------------------------------------------------
                                                      (As Restated, See Note 3)
                                                      -------------------------

OPERATING REVENUES                      $527,443      $ 569,478       $597,631
COST OF GAS                              320,418        373,610        390,474
-------------------------------------------------------------------------------
GAS OPERATING MARGIN                     207,025        195,868        207,157
-------------------------------------------------------------------------------
OPERATING EXPENSES
     Other operating                      78,965         96,468         99,188
     Merger & integration costs                -            576         16,846
     Restructuring costs                       -          8,668              -
     Depreciation & amortization          40,661         38,053         36,659
     Income taxes                         12,096         (1,074)         7,121
     Taxes other than income taxes        15,084         15,802         15,858
-------------------------------------------------------------------------------
          Total operating expenses       146,806        158,493        175,672
-------------------------------------------------------------------------------
OPERATING INCOME                          60,219         37,375         31,485

OTHER INCOME
     Equity in earnings of the Ohio
          operations-net of tax            5,855          2,326          3,157
     Other - net                             858           (344)          (749)
-------------------------------------------------------------------------------
          Total other income               6,713          1,982          2,408
-------------------------------------------------------------------------------
Interest expense                          32,413         36,062         22,462
-------------------------------------------------------------------------------
NET INCOME                              $ 34,519      $   3,295      $  11,431
===============================================================================


The accompanying notes are an integral part of these financial statements.

                                     INDIANA GAS COMPANY, INC.
                                     STATEMENTS OF CASH FLOWS
                                         (In thousands)

                                                                    Year Ended December 31,
---------------------------------------------------------------------------------------------
                                                              2002         2001        2000
-----------------------------------------------------     --------   ------------------------
CASH FLOWS FROM (REQUIRED FOR) OPERATING ACTIVITIES                  (As Restated, See Note 3)
                                                                      -----------------------
  Net income                                              $ 34,519     $  3,295   $  11,431
  Adjustments to reconcile net income to cash
   from operating activities:
      Depreciation & amortization                           40,661       38,053      36,659
      Deferred income taxes & investment tax credits       (14,445)     (22,699)     13,682
      Pension & postretirement expense                       1,690        1,684       5,289
      Equity in earnings of the Ohio operations             (5,855)      (2,326)     (3,157)
      Other non-cash charges- net                            4,542       13,323       5,729
      Changes in working capital accounts:
         Accounts receivable, including due from Vectren
             companies & accrued unbilled revenue          (23,449)      69,567     (91,135)
         Inventories                                         1,655       (2,937)      1,531
         Recoverable fuel & natural gas costs               16,433       11,422     (48,300)
         Prepayments & other current assets                 (1,265)      26,306     (28,840)
         Accounts payable, including to Vectren
             companies & affiliated companies               49,156      (41,913)     72,675
         Accrued liabilities                                (2,773)     (11,812)     (4,379)
      Changes in other assets                                2,387      (18,713)    (18,747)
      Changes in other liabilities                          (7,135)      (6,674)      9,624
---------------------------------------------------------------------------------------------
      Net cash flows from (required for)
       operating activities                                 96,121       56,576     (37,938)
---------------------------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) FROM FINANCING ACTIVITIES
  Proceeds from:
      Long-term debt due to VUHI                                 -      147,270           -
      Additional capital contribution                            -      100,000           -
      Long-term debt                                             -            -      70,000
  Requirements for:
      Dividends on common stock                            (22,340)     (25,938)    (26,337)
      Retirement of long-term debt                          (6,492)      (7,387)       (740)
  Net change in short-term borrowings, including
   due to VUHI                                             (26,111)    (218,626)    270,752
---------------------------------------------------------------------------------------------
      Net cash flows (required for) from
       financing activities                                (54,943)      (4,681)    313,675
---------------------------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
  Proceeds from:
      Distributions from the Ohio operations                 9,002            -           -
      Other                                                      -            -       4,700
   Requirements for:
      Capital expenditures                                 (45,225)     (51,927)    (62,409)
      Investment in the Ohio operations                          -            -    (218,081)
      Other investments                                     (1,494)           -           -
---------------------------------------------------------------------------------------------
      Net cash flows (required for)
       investing activities                                (37,717)     (51,927)   (275,790)
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash & cash equivalents           3,461          (32)        (53)
Cash & cash equivalents at beginning of period                 268          300         353
---------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period                  $  3,729     $    268    $    300
=============================================================================================



The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                    STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                                            Accumulated
                                                                               Other
                                                     Common     Retained   Comprehensive
                                                     Stock      Earnings       Loss        Total
-----------------------------------------------------------------------------------------------------
Balance at January 1, 2000, As Report               $142,995    $105,627      $    -       $248,622
Restatement adjustment                                     -      (1,196)          -         (1,196)
----------------------------------------------------------------------------------------------------
Balance at January 1, 2000, As Restated              142,995     104,431           -        247,426

Net income & comprehensive income, As Restated                    11,431                     11,431
Common stock dividends                                           (26,337)                   (26,337)
----------------------------------------------------------------------------------------------------
Balance at December 31, 2000, As Restated            142,995      89,525           -        232,520

Comprehensive income:
Net income, As Restated                                            3,295                      3,295
Minimum pension liability adjustments- net of tax                             (2,382)        (2,382)
----------------------------------------------------------------------------------------------------
Total comprehensive income, As Restated                                                         913
----------------------------------------------------------------------------------------------------

Common stock:
     Issuance                                        100,000                                100,000
     Dividends                                                   (25,938)                   (25,938)
----------------------------------------------------------------------------------------------------
Balance at December 31, 2001, As Restated            242,995      66,882      (2,382)       307,495

Comprehensive income:
Net income                                                        34,519                     34,519
Minimum pension liability adjustments- net of tax                              2,382          2,382
----------------------------------------------------------------------------------------------------
Total comprehensive income                                                                   36,901
----------------------------------------------------------------------------------------------------
Common stock dividends                                           (22,340)                   (22,340)
----------------------------------------------------------------------------------------------------
Balance at December 31, 2002                        $242,995    $ 79,061      $    -       $322,056
====================================================================================================

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

2. Summary of Significant Accounting Policies

A. Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents. Cash paid during the periods reported for interest and income taxes follows:

                                                   Year Ended December 31,
---------------------------------------------------------------------------
 In thousands                               2002         2001         2000
---------------------------------------------------------------------------
Cash paid during the year for:
  Interest (net of amount capitalized)   $ 30,926     $ 32,611     $ 22,957
  Income taxes                             18,073        5,157       23,188
---------------------------------------------------------------------------

B. Inventories
Inventories consist of the following:
                                                          At December 31,
-------------------------------------------------------------------------
In thousands                                      2002              2001
-------------------------------------------------------------------------
Gas in storage-at LIFO cost                    $ 12,497          $ 13,895
Other                                               789             1,046
-------------------------------------------------------------------------
       Total inventories                       $ 13,286          $ 14,941
=========================================================================

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

C. Utility Plant and Depreciation
Utility plant is stated at historical cost, including AFUDC. Depreciation of utility property is provided using the straight-line method over the estimated service lives of the depreciable assets. The original cost of utility plant, together with depreciation rates expressed as a percentage of original cost, follows:

                                                       At & For the Year Ended December 31,
--------------------------------------------------------------------------------------------
In thousands                                2002                           2001
-----------------------------    ----------------------------   ----------------------------
                                                Depreciation                   Depreciation
                                                 Rates as a                     Rates as a
                                                 Percent of                     Percent of
                                 Original Cost  Original Cost   Original Cost  Original Cost
--------------------------------------------------------------------------------------------
Utility plant                     $ 1,104,811        3.9%         $1,031,344        3.8%
Construction work in progress          43,803          -              64,106          -
--------------------------------------------------------------------------------------------
       Total original cost        $ 1,148,614                     $1,095,450
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

E. Investment in the Ohio operations
The Company's investment in the Ohio operations is accounted for using the equity method of accounting. The Company's share of the Ohio operations after tax earnings is recorded in equity in earnings of the Ohio operations. Because the Ohio operations is responsible for its income taxes and is also within Vectren's consolidated tax group, no additional tax provision for these earnings is included in these financial statements. Dividends are recorded as a reduction of the carrying value of the investment when received. Goodwill which is a component of the Company's net investment is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. As required by SFAS 142, amortization of goodwill ceased on January 1, 2002. Periodically the Company examines the carrying value of its investment for other than temporary declines in value. Following is a reconciliation of reported net income to an adjusted net income that excludes amortization for years ended December 31, 2001 and 2000:

 In thousands                                   2001                   2000
---------------------------------------      --------------------------------

Net Income, As Reported                       $ 3,295                $ 11,431
Add: amortization in equity in earnings
     of the Ohio operations                     1,472                     235
-----------------------------------------------------------------------------
Net Income, As Adjusted                       $ 4,767                $ 11,666
=============================================================================

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

Regulatory assets consist of the following:

                                                 At December 31,
-----------------------------------------------------------------
 In thousands                  2002      2001
-----------------------------------------------------------------
Unamortized debt discount & expenses        $ 11,971     $ 13,101
Regulatory income tax asset                    6,158        2,080
Other                                              3            -
-----------------------------------------------------------------
     Total regulatory assets                $ 18,132     $ 15,181
=================================================================

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
===============================================================================

The effects on the income statement for the year ending December 31, 2000 follow:

                                       As Reported   Adjustments    As Restated
-------------------------------------------------------------------------------

OPERATING REVENUES                      $ 598,113      $ (482)       $ 597,631
COST OF GAS                               390,474           -          390,474
-------------------------------------------------------------------------------
GAS OPERATING MARGIN                      207,639        (482)         207,157
-------------------------------------------------------------------------------
OPERATING EXPENSES
     Other operating                       99,810        (622)          99,188
     Merger & integration costs            16,846           -           16,846
     Restructuring costs                        -           -                -
     Depreciation & amortization           36,659           -           36,659
     Income taxes                           7,251        (130)           7,121
     Taxes other than income taxes         15,858           -           15,858
-------------------------------------------------------------------------------
          Total operating expenses        176,424        (752)         175,672
-------------------------------------------------------------------------------
OPERATING INCOME                           31,215         270           31,485

OTHER INCOME
     Equity in earnings of the Ohio
          operations-net of tax             2,721         436            3,157
     Other - net                             (318)       (431)            (749)
-------------------------------------------------------------------------------
          Total other income                2,403           5            2,408
-------------------------------------------------------------------------------
Interest expense                           22,409          53           22,462
-------------------------------------------------------------------------------
NET INCOME                              $  11,209      $  222        $  11,431
===============================================================================

The effects on the balance sheet as of December 31, 2001 follow:


  ASSETS                                      As Reported  Adjustments   As Restated
                                                          --------------------------
Utility Plant
  Original cost                               $ 1,094,349   $   1,101    $ 1,095,450
  Less:  Accumulated depreciation &
         amortization                             458,310           -        458,310
------------------------------------------------------------------------------------
       Net utility plant                          636,039       1,101        637,140
------------------------------------------------------------------------------------
Current Assets
  Cash & cash equivalents                             294         (26)           268
  Accounts receivable-less reserves                49,788      (2,362)        47,426
  Receivables from other Vectren companies          2,252       9,440         11,692
  Accrued unbilled revenues                        38,557      (2,529)        36,028
  Inventories                                      15,341        (400)        14,941
  Recoverable natural gas costs                    34,497      (7,823)        26,674
  Prepayments & other current assets               48,067     (12,242)        35,825
------------------------------------------------------------------------------------
       Total current assets                       188,796     (15,942)       172,854
------------------------------------------------------------------------------------
Investment in the Ohio operations                 223,624         (60)       223,564
Other investments                                   1,734           -          1,734
Non-utility property-net                              303           -            303
Regulatory assets                                  14,720         461         15,181
Other assets                                        9,652         682         10,334
------------------------------------------------------------------------------------
TOTAL ASSETS                                  $ 1,074,868   $ (13,758)   $ 1,061,110
====================================================================================

   LIABILITIES & SHAREHOLDER'S EQUITY
Capitalization
  Common shareholder's equity
      Common stock (no par value)             $   242,995   $       -    $   242,995
      Retained earnings                            75,927      (9,045)        66,882
      Accumulated other comprehensive loss         (2,382)          -         (2,382)
------------------------------------------------------------------------------------
        Total common shareholder's equity         316,540      (9,045)       307,495
------------------------------------------------------------------------------------
  Long-term debt-net of debt subject to
       tender & current maturities                260,972           -        260,972
  Long-term debt due to VUHI                      147,270           -        147,270
------------------------------------------------------------------------------------
        Total capitalization                      724,782      (9,045)       715,737
------------------------------------------------------------------------------------
Current Liabilities
  Accounts payable                                 25,642       1,214         26,856
  Accounts payable to affiliated companies         21,337          (5)        21,332
  Payables to other Vectren companies               9,755       1,680         11,435
  Accrued liabilities                              42,757      (2,207)        40,550
  Short-term borrowings due to VUHI               134,298           -        134,298
  Long-term debt subject to tender                 11,500           -         11,500
  Current maturities of long-term debt              1,250           -          1,250
------------------------------------------------------------------------------------
      Total current liabilities                   246,539         682        247,221
------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
     Deferred income taxes                         50,970      (4,712)        46,258
     Deferred credits & other liabilities          52,577        (683)        51,894
------------------------------------------------------------------------------------
         Total deferred income taxes & other
            liabilities                           103,547      (5,395)        98,152
------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY      $ 1,074,868   $ (13,758)   $ 1,061,110
====================================================================================

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
=============================================================================

The liability method of accounting is used for income taxes under which deferred income taxes are recognized to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities at currently enacted income tax rates. Significant components of the net deferred tax liability as of December 31, 2002 and 2001 follow:

                                                              At December 31,
------------------------------------------------------------------------------
 In thousands                                                2002        2001
------------------------------------------------------------------------------
Noncurrent deferred tax liabilities (assets):
     Depreciation & cost recovery timing differences      $ 53,338    $ 63,935
     Regulatory assets recoverable through future rates     11,703       8,832
     Regulatory liabilities to be settled through
        future rates                                        (5,545)     (6,752)
     Employee benefit obligations                          (15,704)    (14,333)
     Other - net                                             1,809      (5,424)
------------------------------------------------------------------------------
         Net noncurrent deferred tax liability              45,601      46,258
------------------------------------------------------------------------------
Current deferred tax liabilities (assets):
     Deferred fuel costs-net                                 2,245      13,049
     LIFO inventory                                              -      (2,020)
------------------------------------------------------------------------------
         Net current deferred tax liability                  2,245      11,029
------------------------------------------------------------------------------
         Net deferred tax liability                       $ 47,846    $ 57,287
==============================================================================

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

A reconciliation of the statutory rate to the effective income tax rate follows:

                                                       Year Ended December 31,
------------------------------------------------------------------------------
In thousands                                        2002       2001      2000
------------------------------------------------------------------------------
Tax at federal statutory rate                     $14,316   $    (83)   $6,267
State and local taxes, net of federal benefit         594         58       640
Nondeductible merger costs                              -          -     1,946
Amortization of investment tax credit                (925)      (927)     (932)
All other-net                                      (1,889)      (122)     (800)
------------------------------------------------------------------------------
       Effective tax rate                         $12,096   $ (1,074)   $7,121
==============================================================================


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

6.  Borrowing Arrangements

Long-Term Debt

Senior unsecured obligations outstanding and classified as long-term follows:

                                                               At December 31,
-------------------------------------------------------------------------------
 In thousands                                              2002           2001
-------------------------------------------------------------------------------
     Fixed Rate Senior Unsecured Notes Payable to VUHI:
         2011, 6.625%                                  $  98,920       $ 98,920
         2031, 7.25%                                      48,355         48,350
-------------------------------------------------------------------------------
         Total long-term debt to VUHI                  $ 147,275      $ 147,270
===============================================================================
     Fixed Rate Senior Unsecured Notes Payable
       to Third Parties:
         2003, Series F, 5.75%                         $  15,000      $  15,000
         2004, Series F, 6.36%                            15,000         15,000
         2007, Series E, 6.54%                             6,500          6,500
         2013, Series E, 6.69%                             5,000          5,000
         2015, Series E, 7.15%                             5,000          5,000
         2015, Insured Quarterly, 7.15%                   20,000         20,000
         2015, Series E, 6.69%                             5,000          5,000
         2015, Series E, 6.69%                            10,000         10,000
         2021, Private Placement, 9.375%,
            $1,250 due annually in 2002                   23,750         25,000
         2025, Series E, 6.31%                                 -          5,000
         2025, Series E, 6.53%                            10,000         10,000
         2027, Series E, 6.42%                             5,000          5,000
         2027, Series E, 6.68%                             3,500          3,500
         2027, Series F, 6.34%                            20,000         20,000
         2028, Series F, 6.75%                            13,563         13,722
         2028, Series F, 6.36%                            10,000         10,000
         2028, Series F, 6.55%                            20,000         20,000
         2029, Series G, 7.08%                            30,000         30,000
         2030, Insured Quarterly, 7.45%                   49,917         50,000
-------------------------------------------------------------------------------
Total long-term debt outstanding due to third parties    267,230        273,722
Less:    Current maturities                               38,750          1,250
         Debt subject to tender                                -         11,500
-------------------------------------------------------------------------------
         Total long-term debt-net                        228,480      $ 260,972
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

Issuances Payable to Third Parties
In December 2000, $20.0 million of 15-Year Insured Quarterly (IQ) Notes at an interest rate of 7.15% and $50.0 million of 30-Year IQ Notes at an interest rate of 7.45% were issued. Indiana Gas may call the 15-Year IQ Notes, in whole or in part, from time to time on or after December 15, 2004 and has the option to redeem the 30-Year IQ Notes in whole or in part, from time to time on or after December 15, 2005. The IQ notes have no sinking fund requirements. The net proceeds totaled $67.9 million. Both the quarterly interest payments and the principal amount of the IQ Notes are insured by Ambac Assurance Corporation.

Long-Term Debt Put and Call Provisions
On January 15, 2003, the Company called the remaining $23.8 million of Indiana Gas' 9.375% private placement notes originally due in 2021. Since the proceeds to repay the notes were generated from short-term borrowings, these notes are classified in current maturities of long-term debt at December 31, 2002.

Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity. The put or call provisions are not triggered by specific events, but are based upon dates stated in the note agreements. Debt subject to tender during the years following 2002 (in millions) is zero in 2003, $3.5 in 2004, $10.0 in 2005, zero in 2006, $20.0 in 2007, and
$40.0 thereafter. Debt that may be put to the Company within one year is classified as debt subject to tender in current liabilities.

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

See the table below for interest rates and outstanding balances.

                                                           Year ended December 31,
----------------------------------------------------------------------------------
                                                      2002       2001        2000
----------------------------------------------------------------------------------
Weighted average total outstanding during
  the year due to VUHI (in thousands)              $ 78,903   $ 159,632   $ 36,367
Weighted average total outstanding during
  the year due to third parties (in thousands)     $      -   $ 112,182   $ 99,257
Weighted average interest rates during the year:
       VUHI                                           2.02%       5.24%      6.62%
       Commercial paper                                 N/A       4.65%      6.10%
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

Fair Value of Other Financial Instruments
The carrying values and estimated fair values of the Company's other financial instruments are as follows:

                                                                At December 31,
----------------------------------------------------------------------------------------
                                                    2002                    2001
                                            --------------------    --------------------
                                            Carrying   Est. Fair    Carrying   Est. Fair
In thousands                                 Amount      Value       Amount      Value
--------------------------------------      --------------------    --------------------
   Long-term debt due to third parties      $267,230   $ 280,983    $273,722   $272,848
   Long-term debt due to VUHI                147,275     157,392     147,270    147,270
   Short-term debt due to VUHI               108,182     108,182     134,298    134,298
----------------------------------------------------------------------------------------

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

11. Additional Operational and Balance Sheet Information

Prepayments and other current assets in the Balance Sheets consists of the following:
                                                             At December 31,
----------------------------------------------------------------------------
 In thousands                                           2002           2001
----------------------------------------------------------------------------
Prepaid gas delivery service                         $ 36,632       $ 33,987
Other prepayments & current assets                        458          1,838
----------------------------------------------------------------------------
    Total prepayments & other current assets         $ 37,090       $ 35,825
============================================================================


Accrued liabilities in the Balance Sheets consists of the following:

                                                             At December 31,
----------------------------------------------------------------------------
 In thousands                                           2002           2001
----------------------------------------------------------------------------
Accrued taxes                                        $  8,106       $ 11,321
Refunds to customers & customer deposits                7,245          6,618
Accrued interest                                        4,631          4,710
Deferred income taxes                                   2,245         11,029
Other                                                   6,767          6,872
----------------------------------------------------------------------------
       Total accrued liabilities                     $ 28,994       $ 40,550
============================================================================


Other - net in the Statements of Income consists of the following:

                                                      Year ended December 31,
------------------------------------------------------------------------------
 In thousands                               2002           2001          2000
------------------------------------------------------------------------------
AFUDC                                      $ 834          $ 989       $ 1,082
Other income                                 741            655         1,232
Other expense                               (717)        (1,988)       (3,063)
------------------------------------------------------------------------------
    Total other - net                      $ 858         $ (344)       $ (749)
==============================================================================

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


In thousands                      Q1                   Q2                  Q3              Q4
-----------------------  --------------------  ------------------  ------------------   --------
                             As         As        As        As        As        As         As
2002 Operating data (1)   Reported   Restated  Reported  Restated  Reported  Restated   Reported
                         ---------   --------  --------  --------  --------  --------   --------
Operating revenues       $ 197,897  $ 200,201   $83,611  $ 83,953  $ 57,544  $ 57,900  $ 185,389
Gas operating margin        71,137     73,441    38,142    38,483    27,896    28,253     66,848
Operating income            25,863     26,610     6,910     7,640       758       682     25,287
Net income (loss)           23,255     23,591      (205)      498    (9,580)   (9,338)    19,768



In thousands                         Q1                  Q2 (2)              Q3                 Q4 (4)
--------------------------  -------------------   ------------------  ------------------  ------------------
                               As         As         As        As        As        As        As        As
2001 Operating Data (1)(3)  Reported   Restated   Reported  Restated  Reported  Restated  Reported  Restated
                              ------------ ----------------------- ---------- ---------------------- -------
Operating revenues          $287,972   $289,575    $91,106  $ 89,405  $ 58,122  $ 53,662  $143,058  $136,836
Gas operating margin          72,734     74,337     39,723    38,094    30,747    26,287    63,444    57,150
Operating income (loss)       23,796     25,178     (1,093)   (1,988)     (959)   (4,112)   22,999    18,297
Net income  (loss)            15,127     16,358    (11,563)  (12,440)  (10,346)  (13,516)   18,148    12,893

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

                               THE OHIO OPERATIONS
                                 BALANCE SHEETS
                                 (In thousands)


                                                               At December 31,
-------------------------------------------------------------------------------
                                                         2002          2001
-------------------------------------------------------------------------------
                                                                  (As Restated,
    LIABILITIES & OWNERS' NET INVESTMENT                           See Note 3)

Capitalization
     Owners' net investment in the natural gas
         distribution assets                          $ 435,372     $ 463,303

Commitments & Contingencies (Notes 4 & 6)

Current Liabilities
     Accounts payable                                    12,365        22,119
     Accounts payable to affiliated companies            27,938        16,103
     Payables to other Vectren companies                  7,791         9,689
     Accrued liabilities                                 24,657        22,922
-------------------------------------------------------------------------------
         Total current liabilities                       72,751        70,833
-------------------------------------------------------------------------------
Deferred Credits & Other Liabilities
     Deferred income taxes                               17,023        14,216
     Other liabilities                                    1,468           679
-------------------------------------------------------------------------------
         Total deferred credits & other liabilities      18,491        14,895
-------------------------------------------------------------------------------
TOTAL LIABILITIES & OWNERS' NET INVESTMENT            $ 526,614     $ 549,031
===============================================================================

The accompanying notes are an integral part of these financial statements.

                               THE OHIO OPERATIONS
                              STATEMENTS OF INCOME
                                 (In thousands)

                                                                 Inception
                                    Year Ended     Year Ended      through
                                   December 31,   December 31,   December 31,
-----------------------------------------------------------------------------
                                      2002            2001            2000
-----------------------------------------------------------------------------
                                                                  Unaudited
                                                                  ----------
                                                   (As Restated, See Note 3)
                                                   -------------------------
OPERATING REVENUES                  $ 296,123      $ 351,516       $ 113,615
COST OF GAS                           198,315        262,585          83,163
-----------------------------------------------------------------------------
GAS OPERATING MARGIN                   97,808         88,931          30,452
-----------------------------------------------------------------------------
OPERATING EXPENSES
  Other operating                      43,897         40,894           7,735
  Merger & integration costs                -          1,631           1,794
  Restructuring costs                       -            517               -
  Depreciation & amortization          10,959         10,558           1,738
  Income tax expense                    6,803          1,822           4,440
  Taxes other than income taxes        23,996         22,357           7,121
-----------------------------------------------------------------------------
      Total operating expenses         85,655         77,779          22,828
-----------------------------------------------------------------------------
OPERATING INCOME                       12,153         11,152           7,624

Other expense (income)-net               (423)         5,925             893
Interest expense                          119            277              13
-----------------------------------------------------------------------------
NET INCOME                          $  12,457      $   4,950       $   6,718
=============================================================================

The accompanying notes are an integral part of these financial statements.

                               THE OHIO OPERATIONS
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Inception
                                                       Year Ended    Year Ended    through
                                                      December 31,  December 31, December 31,
---------------------------------------------------------------------------------------------
                                                          2002          2001         2000
---------------------------------------------------------------------------------------------
                                                                                   Unaudited
                                                                                  -----------
CASH FLOWS FROM (REQUIRED FOR) OPERATING ACTIVITIES                 (As Restated, See Note 3)
                                                                    -------------------------
  Net income                                           $ 12,457      $  4,950      $  6,718
  Adjustments to reconcile net income to cash
          from operating activities:
    Depreciation & amortization                          10,959        15,456         2,557
    Deferred income taxes                                   380         7,159         7,918
    Other non-cash charges-net                            4,192         6,295         1,123
    Changes in working capital accounts
      Accounts receivable, including due from Vectren
        companies & accrued unbilled revenue             10,805         2,193       (81,544)
      Inventories                                          (752)       47,736         3,965
      Recoverable natural gas costs                      19,086         9,864       (21,129)
      Prepayments & other current assets                   (620)      (34,833)       (2,314)
      Accounts payable, including to Vectren
        companies & affiliated companies                  1,409       (24,189)       72,470
      Accrued liabilities                                 1,839         6,819         6,991
    Changes in other assets                               2,761          (886)        2,957
    Changes in other liabilities                            789           679             -
---------------------------------------------------------------------------------------------
        Net cash flows from (required for)
         operating activities                            63,305        41,243          (288)
---------------------------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) FROM FINANCING ACTIVITIES
  Cash reverted to VEDO and Indiana Gas                 (40,388)      (19,795)            -
  Net change in short-term borrowings                         -          (952)          952
---------------------------------------------------------------------------------------------
        Net cash flows (required for)
         from financing activities                      (40,388)      (20,747)          952
---------------------------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
  Capital expenditures                                  (15,259)      (15,212)         (563)
  Net change in short-term notes receivable              (8,531)            -             -
  Other investments                                           -          (206)            -
---------------------------------------------------------------------------------------------
        Net cash flows (required for)
         investing activities                           (23,790)      (15,418)         (563)
---------------------------------------------------------------------------------------------
Net (decrease) increase in cash & cash equivalents         (873)        5,078           101
Cash & cash equivalents at beginning of period            5,179           101             -
---------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period               $  4,306      $  5,179      $    101
=============================================================================================


The accompanying notes are an integral part of these financial statements.

                               THE OHIO OPERATIONS
                      STATEMENTS OF OWNERS' NET INVESTMENT
                                 (in thousands)


Balance at Inception (Unaudited)                                   $       -
Capital contribution, As Restated (Unaudited)                        469,131
Net income & comprehensive income, As Restated (Unaudited)             6,718
-----------------------------------------------------------------------------
Balance at December 31, 2000, As Restated (Unaudited)                475,849
-----------------------------------------------------------------------------
Net income & comprehensive income, As Restated                         4,950
Capital contribution, As Restated (Unaudited)                          2,299
Cash reverted to VEDO and Indiana Gas, As Restated                   (19,795)
-----------------------------------------------------------------------------
Balance at December 31, 2001, As Restated                            463,303
-----------------------------------------------------------------------------
Net income & comprehensive income                                     12,457
Cash reverted to VEDO and Indiana Gas                                (40,388)
-----------------------------------------------------------------------------
Balance at December 31, 2002                                       $ 435,372
=============================================================================

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

Because of the manner in which the Ohio operations were acquired, the financing costs associated with acquisition have not been pushed down to these financial statements. Had the financing arrangements used by Indiana Gas and VEDO to facilitate the acquisition been pushed down to the Ohio operations, the following operating results would have occurred:

                                                                   Inception
                                      Year Ended     Year Ended      through
                                     December 31,   December 31,   December 31,
-------------------------------------------------------------------------------
In thousands                            2002           2001           2000
-------------------------------------------------------------------------------
                                                                     Unaudited
                                                                  -------------
OPERATING REVENUES                    $ 296,123      $ 351,516      $ 113,615
COST OF GAS                             198,315        262,585         83,163
-------------------------------------------------------------------------------
GAS OPERATING MARGIN                     97,808         88,931         30,452
-------------------------------------------------------------------------------
OPERATING EXPENSES
     Other operating                     43,897         40,894          7,735
     Merger & integration costs               -          1,631          1,794
     Restructuring costs                      -            517              -
     Depreciation & amortization         10,959         10,558          1,738
     Income tax                           1,352         (5,188)         2,487
     Taxes other than income taxes       23,996         22,357          7,121
-------------------------------------------------------------------------------
        Total operating expenses         80,204         70,769         20,875
-------------------------------------------------------------------------------
OPERATING INCOME                         17,604         18,162          9,577

Other expense (income)-net                 (423)         5,925            893
Interest expense                         15,106         19,549          5,381
-------------------------------------------------------------------------------
NET INCOME (LOSS)                     $   2,921      $  (7,312)      $  3,303
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

C. Cash and cash equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents. Cash paid during the periods reported for interest and income taxes follows:
                                                                     Inception
                                         Year Ended    Year Ended     through
                                        December 31,  December 31,  December 31,
--------------------------------------------------------------------------------
                                           2002         2001         2000
--------------------------------------------------------------------------------
                                                                     Unaudited
                                                                    ------------
Cash paid during the year for
   Income taxes                           $ 4,678      $ 2,415       $ 2,331
   Interest (net of amount capitalized)         2          238             8

D. Inventories
Inventories are valued using the average cost method and consist of the following:

                                                            At December 31,
----------------------------------------------------------------------------
In thousands                                           2002             2001
----------------------------------------------------------------------------
Gas in storage                                      $ 1,481            $ 769
Other                                                 1,536            1,496
----------------------------------------------------------------------------
       Total inventories                            $ 3,017          $ 2,265
============================================================================

E. Utility Plant and Depreciation
Utility plant is stated at historical cost, including AFUDC. Depreciation of utility property is provided using the straight-line method over the estimated service lives of the depreciable assets. The original cost of utility plant, together with depreciation rates expressed as a percentage of original cost, follows:

                                             2002                                 2001
                                 -----------------------------   ------------------------------
                                                 Depreciation                     Depreciation
                                                  Rates as a                       Rates as a
                                                  Percent of                       Percent of
In thousands                     Original Cost   Original Cost   Original Cost    Original Cost
-----------------------------------------------------------------------------------------------
Gas utility plant                  $ 352,640            3.9%       $ 336,710            3.1%
Construction work in progress          9,813               -          14,908               -
-----------------------------------------------------------------------------------------------
       Total original cost         $ 362,453                       $ 351,618
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

Goodwill is to be tested for impairment at a reporting unit level at least annually. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss is recognized in operations. Prior to the adoption of SFAS 142, the Ohio operations amortized goodwill on a straight-line basis over 40 years. SFAS 142 required an initial impairment review of all goodwill within six months of the adoption date. Results of the initial impairment review were to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." Initial impairment reviews to be performed within six months of adoption of SFAS 142 were completed and resulted in no impairment. The impairment test is performed at the beginning of each year. Following is a reconciliation of reported net income to an adjusted net income that excludes amortization for years ended December 31, 2001 and 2000:

 In thousands                                 2001                    2000
----------------------------------        ----------------------------------

Net Income, As Reported                     $ 4,950                 $ 6,718
Add:     amortization of goodwill             3,131                     501
----------------------------------------------------------------------------
Net Income, As Adjusted                     $ 8,081                 $ 7,219
============================================================================

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

The effects on the income statement for the year ending December 31, 2001 follow:

In Thousands                         As Reported    Adjustments   As Restated
-----------------------------------------------------------------------------
OPERATING REVENUES                    $ 350,144        $ 1,372     $ 351,516
COST OF GAS                             261,785            800       262,585
-----------------------------------------------------------------------------
GAS OPERATING MARGIN                     88,359            572        88,931
-----------------------------------------------------------------------------
OPERATING EXPENSES
     Other operating                     38,410          2,484        40,894
     Merger & integration costs           1,631              -         1,631
     Restructuring costs                    517              -           517
     Depreciation & amortization         15,526         (4,968)       10,558
     Income tax expense                   2,501           (679)        1,822
     Taxes other than income taxes       22,432            (75)       22,357
-----------------------------------------------------------------------------
         Total operating expenses        81,017         (3,238)       77,779
-----------------------------------------------------------------------------
OPERATING INCOME                          7,342          3,810        11,152

Other expense (income) - net              1,232          4,693         5,925
Interest expense                            105            172           277
-----------------------------------------------------------------------------
NET INCOME                            $   6,005       $ (1,055)     $  4,950
=============================================================================

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
===============================================================================

The effects on the balance sheet as of December 31, 2001 follow:


In thousands                                  As Reported   Adjustment   As Restated
------------------------------------------------------------------------------------
              ASSETS
Utility Plant
  Original cost                                $ 350,802      $    816    $ 351,618
  Less accumulated depreciation                  159,575             -      159,575
------------------------------------------------------------------------------------
     Net utility plant                           191,227           816      192,043
------------------------------------------------------------------------------------
Current Assets
  Cash & cash equivalents                          6,420        (1,241)       5,179
  Accounts receivable-less reserve                34,222          (432)      33,790
  Receivables from other Vectren companies         3,172        23,744       26,916
  Accrued unbilled revenues                       22,690         1,354       24,044
  Inventories                                      2,495          (230)       2,265
  Recoverable natural gas costs                   19,853         1,459       21,312
  Prepayments & other current assets              54,674       (12,067)      42,607
------------------------------------------------------------------------------------
     Total current assets                        143,526        12,587      156,113
------------------------------------------------------------------------------------
Other investments                                    206             -          206
Non-utility property-net                           1,605             -        1,605
Goodwill-net                                     193,078         2,913      195,991
Other assets                                       3,161           (88)       3,073
------------------------------------------------------------------------------------
TOTAL ASSETS                                   $ 532,803      $ 16,228    $ 549,031
====================================================================================

    LIABILITIES & OWNERS' NET INVESTMENT

Capitalization
  Owners' net investment in the natural gas
     distribution assets                       $ 463,209      $     94    $ 463,303

Current Liabilities
  Accounts payable                                22,189           (70)      22,119
  Accounts payable to affiliated companies        16,070            33       16,103
  Payables to other Vectren companies                249         9,440        9,689
  Accrued liabilities                             22,396           526       22,922
------------------------------------------------------------------------------------
        Total current liabilities                 60,904         9,929       70,833
------------------------------------------------------------------------------------
Deferred Credits & Other Liabilities
  Deferred income taxes                            8,034         6,182       14,216
  Other liabilities                                  656            23          679
------------------------------------------------------------------------------------
     Total deferred credits & other liabilities    8,690         6,205       14,895
------------------------------------------------------------------------------------
TOTAL LIABILITIES & OWNERS' NET INVESTMENT     $ 532,803      $ 16,228    $ 549,031
====================================================================================

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

Income Taxes
Vectren and subsidiary companies file a consolidated federal income tax return. For financial reporting purposes, the Ohio operations' current and deferred tax expense is computed on a separate company basis. The components of income tax expense follows:

                                                                    Inception
                                   Year Ended     Year Ended         through
                                  December 31,   December 31,      December 31,
-------------------------------------------------------------------------------
 In thousands                         2002           2001             2000
-------------------------------------------------------------------------------
                                                                    Unaudited
                                                                   ------------
Current:
       Federal                      $ 6,988       $ (5,379)         $ (2,976)
       State                           (565)            42              (502)
-------------------------------------------------------------------------------
Total current taxes                   6,423         (5,337)           (3,478)
-------------------------------------------------------------------------------
Deferred:
       Federal                        (127)          7,217             7,345
       State                           507             (58)              573
-------------------------------------------------------------------------------
Total deferred taxes                   380           7,159             7,918
-------------------------------------------------------------------------------
       Total income tax expense    $ 6,803        $  1,822          $  4,440
===============================================================================

A reconciliation of the statutory rate to the effective income tax rate follows:

                                                                   Inception
                                   Year Ended     Year Ended         through
                                  December 31,   December 31,      December 31,
-------------------------------------------------------------------------------
In thousands                         2002            2001             2000
-------------------------------------------------------------------------------
                                                                    Unaudited
                                                                  -------------
Tax at statutory federal rate       $ 6,741        $ 2,370           $ 3,905
Other- net                               62           (548)              535
--------------------------------------------------------------------------------
     Effective tax rate             $ 6,803        $ 1,822           $ 4,440
===============================================================================

The liability method of accounting is used for income taxes under which deferred income taxes are recognized to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities at currently enacted income tax rates.

Significant components of the net deferred tax liability as of December 31, 2002 and 2001 follow:

                                                               At December 31,
-------------------------------------------------------------------------------
 In thousands                                          2002             2001
-------------------------------------------------------------------------------
Noncurrent deferred tax liabilities (assets):
  Depreciation & cost recovery timing
     differences                                     $18,493           $15,389
  Regulatory assets recoverable through
     future rates                                      2,473                 -
  Regulatory liabilities to be settled
     through future rates                               (150)                -
  Employee benefit obligations                          (956)             (707)
  Other - net                                         (2,837)             (466)
-------------------------------------------------------------------------------
      Net noncurrent deferred tax liability           17,023            14,216
-------------------------------------------------------------------------------
Current deferred tax liabilities (assets):
  Deferred fuel costs-net                                757               861
-------------------------------------------------------------------------------
      Net current deferred tax liability                 757               861
-------------------------------------------------------------------------------

      Net deferred tax liability                     $17,780           $15,077
===============================================================================

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

8. Additional Operational and Balance Sheet Information

Other - net in the Statements of Income consists of the following:

                                                                   Inception
                                      Year Ended     Year Ended      through
                                     December 31,   December 31,   December 31,
-------------------------------------------------------------------------------
In thousands                             2002           2001          2000
-------------------------------------------------------------------------------
                                                                    Unaudited
                                                                   ------------
Amortization of goodwill and other     $    -         $ 4,899         $ 819
Other expense (income) - net             (423)          1,026            74
-------------------------------------------------------------------------------
       Total other - net               $ (423)        $ 5,925         $ 893
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Intentionally omitted. See the table of contents of this Amended Annual Report on Form 10-K/A for explanation.

ITEM 11.  EXECUTIVE COMPENSATION

Intentionally omitted. See the table of contents of this Amended Annual Report on Form 10-K/A for explanation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Intentionally omitted. See the table of contents of this Amended Annual Report on Form 10-K/A for explanation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Intentionally omitted. See the table of contents of this Amended Annual Report on Form 10-K/A for explanation.

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

Supplemental Schedules

For the years ended December 31, 2002, 2001, and 2000, Indiana Gas' and the Ohio operations' Schedule II -- Valuation and Qualifying Accounts Financial Statement Schedules are presented on page 63 and 64, respectively. The reports of Deloitte & Touche LLP on these schedules may be found in Item 8.

List of Exhibits

Indiana Gas has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

          Exhibits for the Company are listed in the Index to Exhibits beginning on page 66.
          Exhibits for the Company attached to this filing that were filed electronically with the SEC are listed on page 70.

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

                                            SCHEDULE II

                                      Indiana Gas Company, Inc.

                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


Column A                                Column B          Column C         Column D     Column E
--------------------------------------------------------------------------------------------------
                                                          Additions
                                                     ------------------
                                        Balance at   Charged   Charged    Deductions    Balance at
                                        Beginning       to     to Other      from         End of
Description                              Of Year     Expenses  Accounts  Reserves, Net     Year
--------------------------------------------------------------------------------------------------
(In thousands)
VALUATION & QUALIFYING ACCOUNTS:

Year 2002 - Accumulated provision for
            uncollectible accounts       $   987     $ 4,750      $ -        $ 4,338      $ 1,399
Year 2001 - Accumulated provision for
            uncollectible accounts       $ 2,063     $ 7,670      $ -        $ 8,746      $   987
Year 2000 - Accumulated provision for
            uncollectible accounts       $ 1,739     $ 5,405      $ -        $ 5,081      $ 2,063


OTHER RESERVES:

Year 2002 - Reserve for merger &
            integration charges          $   200     $     -      $ -        $   200      $     -
Year 2001 - Reserve for merger &
            integration charges          $ 1,293     $     -      $ -        $ 1,093      $   200
Year 2000 - Reserve for merger &
            integration charges          $     -     $11,900      $ -        $10,607      $ 1,293
Year 2002 - Reserve for restructuring
            costs                        $ 3,960     $     -      $ -        $ 1,173      $ 2,787
Year 2001 - Reserve for restructuring
            costs                        $     -     $ 5,883      $ -        $ 1,923      $ 3,960


                                                 SCHEDULE II

                                             The Ohio Operations

                                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 Column A                      Column B        Column C         Column D    Column E
----------------------------------------------------------------------------------------------------
                                                               Additions
                                                          -----------------
                                                Balance   Charged   Charged    Deductions    Balance
                                               Beginning     to     to Other      from       End of
                  Description                  of Period  Expenses  Accounts  Reserves, Net  Period
----------------------------------------------------------------------------------------------------
 (In thousands)
VALUATION AND QUALIFYING
      ACCOUNTS: AS RESTATED
      Year 2002- Accumulated provision
            for uncollectible accounts            $ 900    $ 4,400     $   -      $ 4,846      $ 454

      Year 2001- Accumulated provision
           for uncollectible accounts            $ 386    $ 4,970     $   -      $ 4,456      $ 900
(Unaudited)
      Period 2000 - Accumulated provision
            for uncollectible accounts           $   -    $ 1,123     $ 120      $   857      $ 386

OTHER RESERVES:

      Year 2002 - Reserve for restructuring      $ 165    $     -     $   -      $   165      $   -

      Year 2001 - Reserve for restructuring      $   -    $   165     $   -      $     -      $ 165

      Year 2002 - Reserve for merger             $ 240    $     -     $  -       $   240      $   -
           and integration charges

      Year 2001 - Reserve for merger             $ 456    $     -     $   -      $   216      $ 240
           and integration charges
(Unaudited)
      Period 2000 - Reserve for merger           $   -    $   500     $   -      $    44      $ 456
           and integration charges

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INDIANA GAS COMPANY, INC.


Dated June 18, 2003
                                          /S/ Niel C. Ellerbrook
                                          ------------------------------------
                                          Niel C. Ellerbrook
                                          Chairman and Chief Executive Officer

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

10.12 Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC, effective August 30, 2002. (Filed and designated in Form 10-K for the year ended December 31, 2002, File No. 1-6494, as Exhibit 10-12.)

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

21. Subsidiaries Of The Company

The list of the Company's significant subsidiaries is filed and designated in Form 10-K for the year ended December 31, 2002, File No. 1-6494, as 21.1.

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

99.6 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith.)

99.7 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith.)

99.8 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith.)

             Indiana Gas Company, Inc.
                  2002 Form 10-K
                 Attached Exhibits

The following Exhibits were filed electronically with the SEC with this filing. See Page 66 of this Amendment to the Annual Report on Form 10-K/A for a complete list of exhibits.

Exhibit
Number  Document
------- ---------------------------------------------

99.6    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.7 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.8 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.