Form 10-Q
period 2003-06-30
INDIANA GAS CO INC
filed 2003-08-14
CIK 50183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 1-6494

                            INDIANA GAS COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            INDIANA                                35-0793669
-------------------------------                --------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value       690.001                    August 1, 2003
-------------------------------       -------                    --------------
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
                          PART I. FINANCIAL INFORMATION
 1      Financial Statements (Unaudited)
        Indiana Gas Company, Inc.
          Condensed Balance Sheets                                           1-2
          Condensed Statements of Income                                      3
          Condensed Statements of Cash Flows                                  4
         Notes to Unaudited Condensed Financial Statements                  5-10
 2       Management's Discussion and Analysis of Results of Operations     11-15
         and Financial Condition (A)
 3       Quantitative and Qualitative Disclosures About Market Risk (A)       15
 4       Controls and Procedures                                              15

                           PART II. OTHER INFORMATION
 1        Legal Proceedings                                                   16
 6        Exhibits and Reports on Form 8-K                                    16
          Signatures                                                          17


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
Evansville, Indiana                           Vice President, Investor Relations
47702-0209                                    sschein@vectren.com

                                   Definitions

AFUDC:  allowance for funds used during    MCF / BCF:  millions / billions of
 construction                               cubic feet
APB:  Accounting Principles Board          MDth / MMDth: thousands / millions of
                                            dekatherms
EITF:  Emerging Issues Task Force          OUCC:  Indiana Office of the Utility
                                            Consumer Counselor
FASB:  Financial Accounting Standards      SFAS:  Statement of Financial
 Board                                      Accounting Standards
IDEM:  Indiana Department of               Throughput:  combined gas sales and
 Environmental Management                   gas transportation volumes
IURC:  Indiana Utility Regulatory
 Commission

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            INDIANA GAS COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

------------------------------------------------------------------------------
                                                 June 30,         December 31,
                                                   2003              2002
----------------------------------------      -----------         ------------
 ASSETS
Utility Plant
     Original cost                            $ 1,169,149         $ 1,148,614
     Less:  accumulated depreciation
            & amortization                        510,879             492,673
------------------------------------------------------------------------------
          Net utility plant                       658,270             655,941
------------------------------------------------------------------------------
Current Assets
      Cash & cash equivalents                       4,717               3,729
      Accounts receivable-less reserves of
          $799 & $1,399, respectively              35,274              48,446
      Receivables due from other Vectren
          companies                                   421              10,754
      Accrued unbilled revenues                    12,765              53,192
      Inventories                                     381              13,286
      Recoverable fuel & natural gas costs              -              10,241
      Prepayments & other current assets           30,648              37,090
------------------------------------------------------------------------------
          Total current assets                     84,206             176,738
------------------------------------------------------------------------------
Investments in the Ohio operations                224,394             220,417
Other Investments                                   2,503               2,459
Non-Utility Property-Net                              227                 253
Regulatory Assets                                  18,604              18,132
Other Assets                                        3,576               4,207
------------------------------------------------------------------------------
TOTAL ASSETS                                  $   991,780         $ 1,078,147
==============================================================================


The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

                                                    June 30,        December 31,
                                                      2003               2002
------------------------------------------------   ---------        ------------
             LIABILITIES & SHAREHOLDER'S EQUITY

Capitalization
      Common shareholder's equity
           Common stock (no par value)             $ 242,995        $   242,995
           Retained earnings                          91,538             79,061
--------------------------------------------------------------------------------
           Total common shareholder's equity         334,533            322,056
--------------------------------------------------------------------------------
      Long-term debt-net of current maturities       228,437            228,480

      Long-term debt due to VUHI                     147,275            147,275
--------------------------------------------------------------------------------
                    Total capitalization             710,245            697,811
--------------------------------------------------------------------------------
Commitments & Contingencies (Notes 7 & 8)

Current Liabilities
      Accounts payable                                 5,602             33,728
      Accounts payable to affiliated companies        35,671             47,255
      Accounts payable due to other Vectren
             companies                                 6,306             38,818
      Accrued liabilities                             39,596             30,052
      Short-term borrowings due to VUHI              113,209            108,182
      Current maturities of long-term debt                 -             38,750
--------------------------------------------------------------------------------
           Total current liabilities                 200,384            296,785
--------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
      Deferred income taxes                           44,967             45,601
      Deferred credits & other liabilities            36,184             37,950
--------------------------------------------------------------------------------
           Total deferred credits & other
               liabilities                            81,151             83,551
--------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY           $ 991,780        $ 1,078,147
================================================================================


The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                         CONDENSED STATEMENTS OF INCOME
                           (Unaudited - In thousands)

                                               Three Months           Six Months
                                              Ended June 30,         Ended June 30,
                                          ----------------------- ---------------------
                                             2003        2002        2003       2002
----------------------------------------------------------------- ---------------------
                                                     As Restated,           As Restated,
                                                      See Note 3             See Note 3
                                                     ------------           ------------
OPERATING REVENUES                        $ 104,846    $ 83,953   $ 400,226   $ 284,154
COST OF GAS                                  64,534      45,469     273,518     172,229
---------------------------------------------------------------------------------------
       GAS OPERATING MARGIN                  40,312      38,484     126,708     111,925
---------------------------------------------------------------------------------------
OPERATING EXPENSES
    Other operating                          20,759      18,714      42,626      40,071
    Depreciation & amortization              10,778      10,179      21,324      20,157
    Income taxes                             (1,093)     (1,444)     14,130       9,137
    Taxes other than income taxes             3,693       3,396       9,822       8,311
---------------------------------------------------------------------------------------
       Total operating expenses              34,137      30,845      87,902      77,676
---------------------------------------------------------------------------------------
OPERATING INCOME                              6,175       7,639      38,806      34,249

OTHER INCOME (EXPENSE)-NET
    Equity in earnings of
       the Ohio operations-net of tax        (1,549)        696       3,977       5,445
    Other - net                                (643)        212      (1,220)        621
---------------------------------------------------------------------------------------
       Total other income (expense)-net      (2,192)        908       2,757       6,066
---------------------------------------------------------------------------------------
Interest expense                              7,117       8,049      14,525      16,226
---------------------------------------------------------------------------------------
NET INCOME (LOSS)                         $  (3,134)   $    498   $  27,038   $  24,089
=======================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                         2003           2002
--------------------------------------------------------------------------------
                                                                   As Restated,
                                                                    See Note 3
                                                                   ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES               $ 73,048      $ 134,404
--------------------------------------------------------------------------------

CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES
   Requirements for:
       Retirement of long-term debt, including
           premiums paid                                (39,912)        (6,286)
       Dividends on common stock                        (14,561)       (14,607)
   Net change in short-term borrowings due to VUHI        5,027        (86,089)
--------------------------------------------------------------------------------
          Net cash flows required for financing
              activities                                (49,446)      (106,982)
--------------------------------------------------------------------------------

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES
       Capital expenditures, excluding AFUDC-equity     (22,614)       (25,003)
--------------------------------------------------------------------------------
          Net cash flows required for investing
              activities                                (22,614)       (25,003)
--------------------------------------------------------------------------------

Net increase in cash & cash equivalents                     988          2,419
Cash & cash equivalents at beginning of period            3,729            268
--------------------------------------------------------------------------------
Cash & cash equivalents at end of period               $  4,717      $   2,687
================================================================================


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

2.   Basis of Presentation

The interim condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These condensed financial statements and related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 2002, filed on Form 10-K/A. Because of the seasonal nature of the Company's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.   Restatement of Previously Reported Information

Subsequent to the issuance of the Company's 2002 quarterly financial statements, the Company's management determined that previously issued financial statements should be restated. The restatement had the effect of increasing net income for the three and six months ended June 30, 2002 by $0.7 million after tax and $1.0 million after tax, respectively.

During the six months ended June 30, 2002, the Company identified errors related to the recording of estimates used in the calculation of unbilled revenue. As a result of changes to unbilled revenue, earnings for the six months ended June 30, 2002, increased by $2.1 million ($1.3 million after tax). Additionally, the Company identified reconciliation errors and errors related to the recording of other estimates that were not significant, either individually or in the aggregate, that decreased previously reported earnings by approximately $0.3 million after tax for the six months ended June 30, 2002 and increased previously reported earnings for the three months ended June 30, 2002 by approximately $0.7 million.

Following is a summary of the effects of the restatement on previously reported results of operations for the three months ended June 30, 2002.


In Thousands
-----------------------------------------------------------------------------------
                                             As reported   Restatement  As Restated
                                             -----------   -----------  -----------
OPERATING REVENUES                             $ 83,611       $ 342       $ 83,953
COST OF GAS                                      45,469           -         45,469
-----------------------------------------------------------------------------------
            GAS OPERATING MARGIN                 38,142         342         38,484
-----------------------------------------------------------------------------------
OPERATING EXPENSES
   Other operating                               19,437        (723)        18,714
   Depreciation & amortization                   10,179           -         10,179
   Income taxes                                  (1,780)        336         (1,444)
   Taxes other than income taxes                  3,396           -          3,396
-----------------------------------------------------------------------------------
            Total operating expenses             31,232        (387)        30,845
-----------------------------------------------------------------------------------
OPERATING INCOME                                  6,910         729          7,639

OTHER INCOME (EXPENSE) - NET
   Equity in earnings of the Ohio
       operations - net of tax                      540         156            696
   Other - net                                      200          12            212
-----------------------------------------------------------------------------------
         Total other income (expense) - net         740         168            908
-----------------------------------------------------------------------------------
Interest expense                                  7,855         194          8,049
-----------------------------------------------------------------------------------
NET INCOME                                     $   (205)      $ 703      $     498
===================================================================================

Following is a summary of the effects of the restatement on previously reported results of operations for the six months ended June 30, 2002.


In thousands
-------------------------------------------------------------------------------------
                                                As reported  Restatement  As Restated
                                                -----------  -----------  -----------
OPERATING REVENUES                               $ 281,508     $ 2,646     $ 284,154
COST OF GAS                                        172,229           -       172,229
-------------------------------------------------------------------------------------
            GAS OPERATING MARGIN                 $ 109,279       2,646       111,925
-------------------------------------------------------------------------------------
OPERATING EXPENSES
      Other operating                               39,698         373        40,071
      Depreciation & amortization                   20,157           -        20,157
      Income taxes                                   8,340         797         9,137
      Taxes other than income taxes                  8,311           -         8,311
-------------------------------------------------------------------------------------
            Total operating expenses                76,506       1,170        77,676
-------------------------------------------------------------------------------------
OPERATING INCOME                                    32,773       1,476        34,249

OTHER INCOME (EXPENSE) - NET
      Equity in earnings of the Ohio
         operations - net of tax                     5,707        (262)        5,445
      Other - net                                      602          19           621
-------------------------------------------------------------------------------------
            Total other income (expense) - net       6,309        (243)        6,066
-------------------------------------------------------------------------------------
Interest expense                                    16,032         194        16,226
-------------------------------------------------------------------------------------
NET INCOME                                       $  23,050     $ 1,039     $  24,089
=====================================================================================

4.   Transactions with Other Vectren Companies

Support Services and Purchases
Vectren and certain subsidiaries of Vectren provided corporate and general and administrative services to the Company including legal, finance, tax, risk management, human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Indiana Gas received corporate allocations totaling $14.5 million and $12.5 million, respectively, for the three months ended June 30, 2003 and 2002,and $28.8 million and $26.0 million, respectively, for the six months ended June 30, 2003 and 2002.

Guarantees of Parent Company Debt
Vectren's three operating utility companies, VEDO, Indiana Gas, and SIGECO are guarantors of VUHI's $366.0 million in short-term credit facilities, of which approximately $318.6 million is outstanding at June 30, 2003 and VUHI's $350.0 million unsecured senior notes outstanding at June 30, 2003. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors.

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

Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2003 and 2002 totaled $96.0 million and $63.7 million, respectively, and for the six months ended June 30, 2003 and 2002 totaled $245.3 million and $143.6 million, respectively. Amounts owed to ProLiance at June 30, 2003 and December 31, 2002 for those purchases were $34.4 million and $46.1 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

6.   Investment in the Ohio Operations

Unaudited summarized financial information of the Ohio operations for the three months ended March 31, 2003 and 2002 is presented below.

-------------------------------------------------------------------------------
                                Three Months                   Six Months
                                Ended June 30,               Ended June 30,
                            ----------------------      -----------------------
 In thousands                 2003          2002           2003          2002
 ------------------------------------------------------------------------------
 Operating revenues         $ 45,276      $ 42,259      $ 207,562     $ 166,807
 Gas operating margin         14,615        16,997         62,519        55,497
 Operating income (loss)      (3,367)        1,294          8,154        11,328
 Net income (loss)            (3,296)        1,479          8,462        11,583


Interest costs arising from financing arrangements utilized to purchase the Ohio operations are not reflected in the above summarized financial information. Had the financing arrangements of Indiana Gas and VEDO used to facilitate the acquisition been pushed down to the Ohio operations, the net loss would have been $5.7 million for the three months ended June 30, 2003 and $0.8 million for the three months ended June 30, 2002. For the six months ended June 30, 2003 and 2002, net income would have been $3.7 million and $7.1 million, respectively.

7.   Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations.

United States Securities and Exchange Commission (SEC) Informal Inquiry
As more fully described in Note 3 to these condensed financial statements and in
Note 3 to the 2002 financial statements filed on Form 10-K/A, the Company restated its financial statements for 2000, 2001, and quarterly results issued in 2002. The Company is cooperating with the SEC in an informal inquiry with respect to this previously announced restatement, has met with the staff of the SEC, and is providing information in response to their requests.

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

In accordance with regulatory treatment, the Company collects an estimated net cost of removal of its utility plant in rates through normal depreciation. As of June 30, 2003 and December 31, 2002 such removal costs approximated $170 million of accumulated depreciation as presented in the condensed balance sheets based upon the Company's latest depreciation studies.

SFAS 150
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of shares. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 applies to the Company's third quarter of 2003. SFAS 150's adoption will not affect the Company's results of operations or financial condition.

FASB Interpretation (FIN) 45
In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition.

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

10.  Subsequent Event

In August 2003, the Company initiated steps to call a senior unsecured note with a principal amount of $13.5 million, an interest rate of 6.75%, originally due in 2028, and redeemable at the principal amount. The transaction is expected to take place in September 2003. Pursuant to regulatory authority, the premium paid to retire the net carrying value of this note will be deferred as a regulatory asset. The proceeds to fund the early redemption will be received from VUHI in the form of new long-term debt and additional equity. To generate the initial proceeds to fund these transactions, in August 2003, VUHI completed a public offering of long-term debt netting proceeds of approximately $203 million, and Vectren completed a public offering of common stock netting proceeds of approximately $143 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Pursuant to General Instructions H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and notes thereto. Subsequent to the issuance of the Company's 2002 quarterly financial statements, the Company's management determined that previously issued financial statements should be restated. The restatement had the effect of increasing net income for the three and six months ended June 30, 2002 by $0.7 million after tax and $1.0 million after tax, respectively. Note 3 to the condensed financial statements includes a summary of the effects of the restatement. The Company's results of operations give effect to the restatement.

Net Income

For the three months ended June 30, 2003, the net loss was $3.1 million compared to net income of $0.5 million, for the same period last year. For the six months ended June 30, 2003, earnings were $27.0 million compared to $24.1 million for the same period in 2002.

The 2003 second quarter results declined $3.6 million due primarily to milder weather and increased operating expenses due to higher gas costs. Heating weather experienced in the second quarter 2003 was 10% warmer than the same period last year. The estimated quarter over quarter impact of milder weather was $1.1 million after tax. Year to date earnings in 2003 were primarily driven by weather that on the year was favorably impacted by an estimated $4.8 million after tax compared to last year, offset by increased operating expenses caused by higher gas costs.


Gas Utility Margin

Gas utility margin by customer type and separated between volumes sold and transported follows:

                                Three Months                   Six Months
                               Ended June 30,                Ended June 30,
                           ---------------------         ----------------------
In millions                  2003           2002            2003           2002
-------------------------- ---------------------         ----------------------
Residential                $ 25.9         $ 23.9         $  83.8        $  73.4
Commercial                    6.4            9.2            26.0           25.0
Contract                      5.5            5.1            13.5           13.2
Other                         2.5            0.3             3.4            0.3
-------------------------------------------------------------------------------
    Total gas margin       $ 40.3         $ 38.5         $ 126.7        $ 111.9
===============================================================================
Volumes in MMDth
  Sold                        8.6            8.3            44.3           37.5
  Transported                10.4           11.4            26.5           27.1
-------------------------------------------------------------------------------
    Total throughput         19.0           19.7            70.8           64.6
===============================================================================

Gas margins were $40.3 million, an increase of $1.8 million over the same quarter in 2002. The increase is primarily due to increased late payment charges and recovery of utility receipts taxes on higher gas costs. The increase was partially offset by heating weather which was 8% below normal and 10% warmer than the prior year period. The estimated quarter over quarter impact of the warmer weather on gas utility margins was a decrease of approximately $1.8 million. Weather and an overall decline in customer usage were the primary factors resulting in the 3% decrease in throughput.

Gas margins were $126.7 million, an increase of $14.8 million over the first six months of 2002. It is estimated that weather, 18% colder than the prior year and 6% colder than normal, contributed $8.1 million to the increased margin. The remaining $6.7 million increase is primarily attributable to gross receipts and excise taxes and increased late payment fees. The colder weather is the primary reason for the 10% increase in throughput.

Higher gas costs and a slowly recovering economy have impacted customer usage. The total average cost per dekatherm of gas purchased for the three and six months ended June 30, 2003, was $6.99 and $6.67, respectively, compared to $4.90 and $4.50, respectively, for the same periods in 2002.

Operating Expenses

Other Operating

For the three and six months ended June 30, 2003, other operating expenses increased $2.0 million and $2.6 million, respectively, compared to the same periods in the prior year. The increased expenses were principally due to higher uncollectible accounts expenses and higher gas distribution expenses and maintenance costs. Year-to-date uncollectible accounts expense has increased $1.0 million compared to the prior year.

Depreciation & Amortization

For the three and six months ended June 30, 2003, depreciation and amortization increased $0.6 million and $1.2 million, respectively, due to additions to utility plant that have upgraded existing transmission and distribution facilities.

Income Tax

For the six months ended June 30, 2003, federal and state income taxes increased $5.0 million when compared to 2002. The increase is primarily due to fluctuations in pre-tax income. Year to date, the effective tax rate increased from 32.9% in 2002 to 38.0% in 2003 principally due to an increase in the Indiana state income tax rate from 4.5% to 8.5% that was effective January 1, 2003.

Taxes Other Than Income Taxes

For the three and six months ended June 30, 2003, taxes other than income taxes increased $0.3 million and $1.5 million, respectively, compared to the prior year. The increase results from higher utility receipts taxes as a result of higher gas prices and for the year to date period more volumes sold.

Other Income - Net

Equity in Earnings of the Ohio operations

As described in Note 1 to the financial statements, Indiana Gas has a 47% undivided interest in the Ohio operations acquired by Vectren on October 31, 2000. Equity in earnings of the Ohio operations represents Indiana Gas' portion of the Ohio operations' net income. The financing costs associated with VEDO's 53% ownership interest are not included in the Ohio operations' equity in earnings. For the three and six months ended June 30, 2003, earnings decreased $2.2 million and $1.5 million, respectively, primarily due to higher operating expenses caused partly by higher gas costs and, for the quarter, warmer weather.

Other- net

For the three and six months ended June 30, 2003, other, net decreased $0.9 million and $1.8 million, respectively, compared to the prior year. The decrease results principally from increased contributions to low-income heating assistance programs resulting from the ProLiance settlement previously approved by the IURC.

Interest Expense

For the three and six months ended June 30, 2003, interest expense decreased $0.9 million and $1.7 million, respectively, when compared to the prior year. The decrease results from lower interest rates on variable rate debt.

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

SFAS 150

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of shares. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 applies to the Company's third quarter of 2003. SFAS 150's adoption will not affect the Company's results of operations or financial condition.

FASB Interpretation (FIN) 45

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2003, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures provide reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

Disclosure controls and procedures, as defined by the Exchange Act in Rules 13a-15(e) and 15d-15(e), are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2003, there have been no significant changes to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Internal control over financial reporting is defined by the SEC in Final Rule:
Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports. The final rule defines internal control over financial reporting as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 7 of its unaudited condensed financial statements included in Part 1 Item 1 Financial Statements regarding the Clean Air Act and related legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Certifications
31.1 Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002-Chief Executive Officer

31.2 Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002-Chief Financial Officer

32   Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Other Exhibits
None

(b)  Reports On Form 8-K During The Last Calendar Quarter
On April 25, 2003, Indiana Gas filed a Current Report on Form 8-K with respect to the release of Vectren Corporation's financial information to the investment community regarding its results of operations, for the three and twelve month periods ended March 31, 2003. The financial information was released to the public through this filing.
         Item 12.  Results of Operations and Financial Condition
         Item 7.  Exhibits
               99.1 - Press Release - Vectren Corporation Reports 1st Quarter
                    2003 Increase
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995

On June 30, 2003, SIGECO filed a Current Report on Form 8-K to announce 1) on June 26, 2003, VUHI's revolving credit facility was renewed and 2) on June 27, 2003, a registration statement filed by Vectren and VUHI, originally filed on March 31, 2003, was declared effective.
         Item 9.  Regulation FD Disclosure
         Item 7.  Exhibits
               99.1 - Press Release - Vectren Renews Credit Facility and
                    Announces Effectiveness of Registration Statement
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995

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


                                       INDIANA GAS COMPANY, INC.
                                       -------------------------
                                               Registrant




August 14, 2003                        /s/Jerome A. Benkert, Jr.
                                       -------------------------
                                       Jerome A. Benkert, Jr.
                                       Executive Vice President &
                                       Chief Financial Officer
                                       (Principal Financial Officer)



                                       /s/M. Susan Hardwick
                                       ------------------------------
                                       M. Susan Hardwick
                                       Vice President & Controller
                                       (Principal Accounting Officer)