Form 10-Q
period 2003-09-30
INDIANA GAS CO INC
filed 2003-11-13
CIK 50183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock- Without Par Value            805.001         October 31, 2003
  -------------------------------        ----------------     ----------------
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
                          PART I. FINANCIAL INFORMATION
  1        Financial Statements (Unaudited)
           Indiana Gas Company, Inc.
              Condensed Balance Sheets                                   1-2
              Condensed Statements of Income                              3
              Condensed Statements of Cash Flows                          4
           Notes to Unaudited Condensed Financial Statements             5-10
  2        Management's Discussion and Analysis of Results of           11-15
           Operations and Financial Condition (A)
  3        Quantitative and Qualitative Disclosures About Market
           Risk (A)                                                      15
  4        Controls and Procedures                                       15

                           PART II. OTHER INFORMATION
  1        Legal Proceedings                                             16
  6        Exhibits and Reports on Form 8-K                              16
           Signatures                                                    17

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
Evansville, Indiana                          Vice President, Investor Relations
 47702-0209                                  sschein@vectren.com

                                   Definitions
AFUDC: allowance for funds used during        MCF / BCF:  millions / billions of
  construction                                  cubic feet
APB:  Accounting Principles Board             MDth / MMDth: thousands / millions
                                                of dekatherms
EITF: Emerging Issues Task Force              OUCC: Indiana Office of the
                                                Utility Consumer Counselor
FASB: Financial Accounting Standards Board    SFAS: Statement of Financial
                                                Accounting Standards
IDEM: Indiana Department of Environmental     Throughput:  combined gas sales
  Management                                    and gas transportation volumes
IURC:  Indiana Utility Regulatory Commission

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            INDIANA GAS COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

--------------------------------------------------------------------------------
                                                    September 30,   December 31,
                                                        2003            2002
------------------------------------------------    -------------   ------------
                            ASSETS
Utility Plant
  Original cost                                      $ 1,184,821    $ 1,148,614
  Less:  accumulated depreciation & amortization         519,736        492,673
--------------------------------------------------------------------------------
             Net utility plant                           665,085        655,941
--------------------------------------------------------------------------------

Current Assets
   Cash & cash equivalents                                 2,978          3,729
   Accounts receivable-less reserves of $1,960 &
      $1,399, respectively                                16,814         48,446
   Receivables due from other Vectren companies               38         10,754
   Accrued unbilled revenues                              13,080         53,192
   Inventories                                            10,941         13,286
   Recoverable gas costs                                  13,604         10,241
   Prepayments & other current assets                     76,479         37,090
--------------------------------------------------------------------------------
             Total current assets                        133,934        176,738
--------------------------------------------------------------------------------

Investment in the Ohio operations                        222,294        220,417
Other Investments                                          2,773          2,459
Non-Utility Property - Net                                   215            253
Regulatory Assets                                         19,306         18,132
Other Assets                                               3,232          4,207
--------------------------------------------------------------------------------
TOTAL ASSETS                                         $ 1,046,839    $ 1,078,147
================================================================================


The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)
--------------------------------------------------------------------------------
                                                     September 30,  December 31,
                                                         2003          2002
--------------------------------------------------   -------------  ------------
         LIABILITIES & SHAREHOLDER'S EQUITY

Capitalization
   Common shareholder's equity
      Common stock (no par value)                    $   357,995    $   242,995
      Retained earnings                                   73,023         79,061
--------------------------------------------------------------------------------
      Total common shareholder's equity                  431,018        322,056
--------------------------------------------------------------------------------
   Long-term debt-net of current maturities              214,917        228,480

   Long-term debt due to VUHI                            184,448        147,275
--------------------------------------------------------------------------------
      Total capitalization                               830,383        697,811
--------------------------------------------------------------------------------
Commitments & Contingencies (Notes 4, 8, & 9)

Current Liabilities
   Accounts payable                                       13,494         33,728
   Accounts payable to affiliated companies               27,695         47,255
   Accounts payable due to other Vectren companies         7,953         38,818
   Accrued liabilities                                    33,822         30,052
   Short-term borrowings due to VUHI                      52,265        108,182
   Current maturities of long-term debt                        -         38,750
--------------------------------------------------------------------------------
      Total current liabilities                          135,229        296,785
--------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                  45,509         45,601
   Deferred credits & other liabilities                   35,718         37,950
--------------------------------------------------------------------------------
      Total deferred credits & other liabilities          81,227         83,551
--------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY             $ 1,046,839    $ 1,078,147
================================================================================


The accompanying notes are an integral part of these condensed financial statements.


                            INDIANA GAS COMPANY, INC.
                         CONDENSED STATEMENTS OF INCOME
                           (Unaudited - In thousands)


-------------------------------------------------------------------------------------
                                             Three Months           Nine Months
                                         Ended September 30,     Ended September 30,
                                       -----------------------  ---------------------
                                            2003       2002       2003        2002
-------------------------------------------------------------------------------------
                                                   As Restated,           As Restated,
                                                    See Note 3             See Note 3
                                                   -----------            -----------
OPERATING REVENUES                      $  73,606   $ 57,900   $ 473,832   $ 342,054
COST OF GAS                                45,908     29,648     319,426     201,877
-------------------------------------------------------------------------------------
     GAS OPERATING MARGIN                  27,698     28,252     154,406     140,177
-------------------------------------------------------------------------------------
OPERATING EXPENSES
  Other operating                          20,914     18,053      63,540      58,124
  Depreciation & amortization              10,912     10,124      32,236      30,281
  Income taxes                             (5,078)    (4,077)      9,052       5,060
  Taxes other than income taxes             3,075      3,470      12,897      11,781
-------------------------------------------------------------------------------------
     Total operating expenses              29,823     27,570     117,725     105,246
-------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                    (2,125)       682      36,681      34,931

OTHER INCOME (EXPENSE)-NET
  Equity in earnings (losses) of
     the Ohio operations-net of tax        (2,100)    (2,229)      1,877       3,216
  Other - net                                 306         36        (914)        657
-------------------------------------------------------------------------------------
     Total other income (expense)-net      (1,794)    (2,193)        963       3,873
-------------------------------------------------------------------------------------
Interest expense                            7,217      7,827      21,742      24,053
-------------------------------------------------------------------------------------
NET INCOME (LOSS)                       $ (11,136)  $ (9,338)  $  15,902   $  14,751
=====================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                            INDIANA GAS COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)

-------------------------------------------------------------------------------
                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                         2003           2002
-------------------------------------------------------------------------------
                                                                   As Restated,
                                                                    See Note 3
                                                                   -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES              $ 18,333      $ 100,062
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from:
      Common stock issuance to VUHI                    115,000              -
      Long-term debt issuance to VUHI                   37,137              -
   Requirements for:
      Retirement of long-term debt, including
         premiums paid                                 (53,429)        (6,470)
      Dividends to VUHI                                (21,940)       (22,340)
   Net change in short-term borrowings due to VUHI     (55,917)       (36,386)
-------------------------------------------------------------------------------
          Net cash flows from financing activities      20,851        (65,196)
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures, excluding AFUDC-equity     (39,935)       (30,184)
      Other investments                                      -         (1,494)
-------------------------------------------------------------------------------
          Net cash flows from investing activities     (39,935)       (31,678)
-------------------------------------------------------------------------------

Net (decrease) increase in cash & cash equivalents        (751)         3,188
Cash & cash equivalents at beginning of period           3,729            268
-------------------------------------------------------------------------------
Cash & cash equivalents at end of period              $  2,978      $   3,456
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

Vectren, an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. Vectren was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with Accounting Principles Board (APB) Opinion No. 16 "Business Combinations."

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

3.   Restatement of Previously Reported Information

Subsequent to the issuance of the Company's 2002 quarterly financial statements, the Company's management determined that previously issued financial statements should be restated. The restatement had the effect of increasing net income for the three and nine months ended September 30, 2002, by $0.2 million after tax and $1.3 million after tax, respectively.

During the nine months ended September 30, 2002, the Company identified errors related to the recording of estimates used in the calculation of unbilled revenue. As a result, earnings for the nine months ended September 30, 2002, increased by $2.1 million ($1.3 million after tax). Additionally, the Company identified reconciliation errors and errors related to the recording of other estimates that were not significant, either individually or in the aggregate, that had an impact of less than $0.1 million after tax on previously reported earnings for the nine months ended September 30, 2002, and increased previously reported earnings for the three months ended September 30, 2002, by approximately $0.2 million after tax.

Following is a summary of the effects of the restatement on previously reported results of operations for the three months ended September 30, 2002.

In Thousands
--------------------------------------------------------------------------------
                                           As reported  Restatement  As Restated
                                           -----------  -----------  -----------
OPERATING REVENUES                           $ 57,544      $ 356      $ 57,900
COST OF GAS                                    29,648          -        29,648
--------------------------------------------------------------------------------
            GAS OPERATING MARGIN               27,896        356        28,252
--------------------------------------------------------------------------------
OPERATING EXPENSES
   Other operating                             17,756        297        18,053
   Depreciation & amortization                 10,124          -        10,124
   Income taxes                                (4,212)       135        (4,077)
   Taxes other than income taxes                3,470          -         3,470
--------------------------------------------------------------------------------
       Total operating expenses                27,138        432        27,570
--------------------------------------------------------------------------------
OPERATING INCOME                                  758        (76)          682

OTHER INCOME (EXPENSE) - NET
   Equity in earnings (losses)
        of the Ohio operations - net of tax    (2,249)        20        (2,229)
   Other - net                                     26         10            36
--------------------------------------------------------------------------------
       Total other income (expense) - net      (2,223)        30        (2,193)
--------------------------------------------------------------------------------
Interest expense                                8,115       (288)        7,827
--------------------------------------------------------------------------------
NET INCOME (LOSS)                            $ (9,580)     $ 242      $ (9,338)
================================================================================

Following is a summary of the effects of the restatement on previously reported results of operations for the nine months ended September 30, 2002.


In thousands
----------------------------------------------------------------------------------
                                             As reported  Restatement  As Restated
                                             ------------ -----------  -----------
OPERATING REVENUES                            $ 339,052    $ 3,002      $ 342,054
COST OF GAS                                     201,877          -        201,877
----------------------------------------------------------------------------------
      GAS OPERATING MARGIN                      137,175      3,002        140,177
----------------------------------------------------------------------------------
OPERATING EXPENSES
  Other operating                                57,454        670         58,124
  Depreciation & amortization                    30,281          -         30,281
  Income taxes                                    4,128        932          5,060
  Taxes other than income taxes                  11,781          -         11,781
----------------------------------------------------------------------------------
      Total operating expenses                  103,644      1,602        105,246
----------------------------------------------------------------------------------
OPERATING INCOME                                 33,531      1,400         34,931

OTHER INCOME (EXPENSE) - NET
  Equity in earnings of the Ohio operations
          - net of tax                            3,458       (242)         3,216
  Other - net                                       628         29            657
----------------------------------------------------------------------------------
      Total other income (expense) - net          4,086       (213)         3,873
----------------------------------------------------------------------------------
Interest expense                                 24,147        (94)        24,053
----------------------------------------------------------------------------------
NET INCOME                                    $  13,470    $ 1,281      $  14,751
==================================================================================

4.   Transactions with Other Vectren Companies

Support Services and Purchases
Vectren and certain subsidiaries of Vectren provided corporate and general and administrative services to the Company including legal, finance, tax, risk management, human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Indiana Gas received corporate allocations totaling $15.2 million and $12.1 million, respectively, for the three months ended September 30, 2003 and 2002, and $44.0 million and $38.1 million, respectively, for the nine months ended September 30, 2003 and 2002.

Guarantees of Parent Company Debt
Vectren's three operating utility companies, VEDO, Indiana Gas, and SIGECO are guarantors of VUHI's $346 million in short-term credit facilities, of which $142.5 million is outstanding as of September 30, 2003, and VUHI's $550.0 million unsecured senior notes outstanding at September 30, 2003. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors.

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

Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2003 and 2002 totaled $88.9 million and $58.9 million, respectively, and for the nine months ended September 30, 2003 and 2002, totaled $334.2 million and $202.5 million, respectively. Amounts owed to ProLiance at September 30, 2003, and December 31, 2002, for those purchases were $27.3 million and $46.1 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

6.   Investment in the Ohio Operations

Unaudited summarized financial information of the Ohio operations for the three and nine months ended September 30, 2003 and 2002 is presented below.

-------------------------------------------------------------------------------
                                  Three Months                Nine Months
                              Ended September 30,          Ended September 30,
In thousands                   2003          2002          2003          2002
-------------------------------------------------------------------------------
Operating revenues          $ 30,670      $ 23,128      $ 238,232     $ 189,935
Gas operating margin          11,053         9,529         73,572        65,026
Operating income (loss)       (4,676)       (4,740)         3,478         6,588
Net income (loss)             (4,468)       (4,743)         3,994         6,840

Interest costs arising from financing arrangements utilized to purchase the Ohio operations are not reflected in the above-summarized financial information. Had the financing arrangements of Indiana Gas and VEDO used to facilitate the acquisition been pushed down to the Ohio operations, the net loss would have been $6.9 million and $7.0 million for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, the net loss would have been $3.1 million and net income of $0.1 million for the nine months ended September 30, 2002.

7.   Financing Transactions

During 2003, the Company called two senior unsecured notes. The first note had a remaining principal amount of $21.3 million, an interest rate of 9.375%, was originally due in 2021, and was redeemed at 105.525% of the stated principal amount. The second note had a principal amount of $13.5 million, an interest rate of 6.75%, was originally due in 2028, and was redeemed at the principal amount. Pursuant to regulatory authority, the premiums paid to retire the net carrying value of these notes totaling $1.1 million were deferred as a regulatory asset. The proceeds to fund the early redemption were received from VUHI in the form of new long-term debt totaling $37.1 million and $115 million in additional equity. To generate the initial proceeds to fund these transactions, in August 2003, VUHI completed a public offering of long-term debt netting proceeds of approximately $203 million, and Vectren completed a public offering of common stock netting proceeds of approximately $163 million. Additionally, in January 2003, Indiana Gas retired other debt totaling $17.5 million.

The $37.1 million of new long-term debt due to VUHI has terms identical to the terms of notes issued by VUHI in August 2003 through the public offering. Those notes have an interest rate of 5.75% priced at 99.177% to yield 5.80% to maturity and are due August 2018. They have no sinking fund requirements, and interest payments are due semi-annually. The notes may be called by VUHI, in whole or in part, at any time for an amount equal to accrued and unpaid interest, plus the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined in VUHI's indenture, plus 25 basis points.

8.   Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations.

United States Securities and Exchange Commission (SEC) Informal Inquiry
As more fully described in Note 3 to these consolidated condensed financial statements and in Note 3 to the 2002 consolidated financial statements filed on Form 10-K/A, the Company restated its consolidated financial statements for 2000, 2001, and 2002 quarterly results. The Company is cooperating with the SEC in an informal inquiry with respect to this previously announced restatement, has met with the staff of the SEC, and has provided information in response to their requests.

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

In accordance with regulatory treatment, the Company collects an estimated net cost of removal of its utility plant in rates through normal depreciation. As of September 30, 2003 and December 31, 2002, such removal costs approximated $175 million of accumulated depreciation as presented in the condensed consolidated balance sheets based upon the Company's latest depreciation studies.

SFAS 150
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of shares. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 applies to the Company's third quarter of 2003. SFAS 150's adoption did not affect the Company's results of operations or financial condition.

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

FIN 46
In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE) and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. FIN 46 currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 is to be adopted on December 31, 2003. Although management is still evaluating the impact of FIN 46 on its financial position and results of operations, the adoption is not expected to have a material effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Pursuant to General Instructions H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and notes thereto. Subsequent to the issuance of the Company's 2002 quarterly financial statements, the Company's management determined that previously issued financial statements should be restated. The restatement had the effect of increasing net income for the three and nine months ended September 30, 2002, by $0.2 million after tax and $1.3 million after tax, respectively. Note 3 to the condensed financial statements includes a summary of the effects of the restatement. The Company's results of operations give effect to the restatement.

Net Income (Loss)

The net loss for the third quarter 2003 was $11.1 million as compared to $9.3 million for the same quarter last year, an additional loss of $1.8 million. The primary contributors to the decline were a slowly recovering economy, higher gas costs and the timing of operating expenses.

The earnings for the nine months ended September 30, 2003, were $15.9 million as compared to $14.8 million for the same period in 2002, a increase of $1.1 million. Earnings in 2003 were primarily driven by weather that on the year was favorably impacted by an estimated $5.1 million after tax compared to last year partially offset by a slowly recovering economy and increased operating expenses caused by higher gas costs and the timing of routine expenditures.

Gas Utility Margin

Gas utility margin by customer type and separated between volumes sold and transported follows:

---------------------------------------------------------------------------
                                Three Months               Nine Months
                             Ended September 30,        Ended September 30,
                             -------------------        -------------------
(In millions)                  2003        2002            2003        2002
-------------------------    ------------------         -------------------
Residential                  $ 18.6      $ 17.4         $ 102.4      $ 90.8
Commercial                      4.1         4.7            30.1        28.6
Contract                        5.6         5.8            19.2        20.1
Other                          (0.6)        0.3             2.7         0.6
---------------------------------------------------------------------------
    Total gas margin         $ 27.7      $ 28.2         $ 154.4     $ 140.1
===========================================================================

Volumes in MMDth
  Sold                          3.8         3.4            48.1        41.0
  Transported                  10.5        12.1            37.0        39.1
---------------------------------------------------------------------------
    Total throughput           14.3        15.5            85.1        80.1
===========================================================================

Gas margins for the third quarter, a non-heating, base load usage quarter, were $27.7 million, a decrease of 2% compared to the prior year period. While margin was generally flat, residential and commercial usage increased slightly, offset by declining industrial usage due to the slow economic conditions.

Gas margins year-to-date were $154.4 million, an increase of $14.3 million over the nine months ended September 30, 2002. It is estimated that weather, 20% colder than the prior year and 6% colder than normal, contributed $8.5 million to the increased margin. The remaining $5.8 million increase is primarily attributable to higher utility receipts taxes on higher gas costs and volumes sold, partially offset by the negative effect of high gas prices on customer usage. The colder weather is the primary reason for the 6% increase in throughput.

Higher gas costs and a slowly recovering economy have impacted customer usage. The total average cost per dekatherm of gas purchased for the three and nine months ended September 30, 2003, was $6.49 and $6.63, respectively, compared to $4.43 and $4.49, respectively, for the same periods in 2002.

Operating Expenses

Other Operating

For the three and nine months ended September 30, 2003, other operating expenses increased $2.9 million and $5.4 million, respectively, compared to the same periods in the prior year. The increased expenses were principally due to the timing of routine expenditures between the periods, increased uncollectible accounts expense and increased employee benefit costs. Year-to-date, uncollectible accounts expense has increased $1.4 million compared to the prior year due principally to higher gas costs.

Depreciation & Amortization

For the three and nine months ended September 30, 2003, depreciation and amortization increased $0.8 million and $2.0 million, respectively, due to a full nine months depreciation on utility plant.

Income Tax

For the nine months ended September 30, 2003, income taxes increased $4.0 million when compared to 2002. The year-to-date change is primarily due to an increased effective tax rate and increased pre-tax income. Year to date, the effective tax rate increased from 30.5% in 2002 to 39.2% in 2003 principally due to an increase in the Indiana state income tax rate from 4.5% to 8.5% that was effective January 1, 2003, and a non-recurring tax reserve reduction in 2002 of $0.8 million.

Taxes Other Than Income Taxes

For the three and nine months ended September 30, 2003, taxes other than income taxes decreased $0.4 million and increased $1.1 million, respectively, compared to the prior year. For the quarter, the decrease is attributable to lower property taxes. Year-to-date, the increase results from higher utility receipts taxes as a result of higher gas prices and more volumes sold, partially offset by decreases in property taxes. The higher utility receipts taxes on gas volumes sold are recovered dollar-for-dollar through customer billings.

Other Income - Net

Equity in Earnings (Losses) of the Ohio operations

As described in Note 1 to the financial statements, Indiana Gas has a 47% undivided interest in the Ohio operations acquired by Vectren on October 31, 2000. Equity in earnings (losses) of the Ohio operations represents Indiana Gas' portion of the Ohio operations' net income (loss). The financing costs associated with VEDO's 53% ownership interest are not included in the Ohio operations' equity in earnings (losses). For the three and nine months ended September 30, 2003, equity method losses decreased $0.1 million and earnings declined $1.3 million, respectively, primarily due to higher operating expenses caused partly by higher gas costs.

Other- net

For the three and nine months ended September 30, 2003, other, net increased $0.3 million and decreased $1.6 million, respectively, compared to the prior year. The year-to-date decrease results principally from increased contributions to low-income heating assistance programs resulting from the ProLiance settlement previously approved by the IURC.

Interest Expense

For the three and nine months ended September 30, 2003, interest expense decreased $0.6 million and $2.3 million, respectively, when compared to the prior year. The decrease results from lower interest rates on variable rate debt. Results also include permanent financing transactions executed during the year whereby short term borrowings due to VUHI and $34.8 million of higher coupon third party debt were replaced with $115 million in equity and $37.1 million in long term debt payable to VUHI.

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

SFAS 150

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of shares. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 applies to the Company's third quarter of 2003. SFAS 150's adoption did not affect the Company's results of operations or financial condition.

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

FIN 46

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE) and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. FIN 46 currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 is to be adopted on December 31, 2003. Although management is still evaluating the impact of FIN 46 on its financial position and results of operations, the adoption is not expected to have a material effect.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2003, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2003, there have been no significant changes to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

31.2 Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002-Chief Financial Officer

32   Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Other Exhibits
None

(b)  Reports On Form 8-K During The Last Calendar Quarter

On July 11, 2003, Vectren Corporation filed a Current Report on Form 8-K with respect to adjust 2003 earnings guidance and to address recent announcements related to the production of synthetic fuel. Portions of this information were furnished to the SEC
         Item 5.  Other Events and Regulation FD Disclosure
         Item 7.  Exhibits
                   99.1 - Press Release - Vectren Corporation adjusts 2003
                           earnings guidance and addresses recent announcements related to the production of synthetic fuel
                   99.2 - Cautionary Statement for Purposes of the "Safe
                           Harbor" Provisions of the Private Securities
                           Litigation Reform Act of 1995
         Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition

On July 23, 2003, Vectren Corporation furnished information to the SEC on a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the Company's results of operations, for the three, six, and twelve month periods ended June 30, 2003. The financial information was released to the public through this filing.
         Item 7.  Exhibits
                   99.1 - Press Release - Vectren Corporation Reports 2nd
                           Quarter 2003 Results
                   99.2 - Press Release - Vectren Corporation Declares Regular
                           Quarterly Dividend
                   99.3 - Cautionary Statement for Purposes of the "Safe Harbor"
                           Provisions of the Private Securities Litigation Reform Act of 1995

         Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition

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


                                                 INDIANA GAS COMPANY, INC.
                                                 ----------------------------
                                                          Registrant




        November 12, 2003                       /s/ Jerome A. Benkert, Jr.
                                                ----------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                                /s/ M. Susan Hardwick
                                                -----------------------------
                                                M. Susan Hardwick
                                                Vice President & Controller
                                                (Principal Accounting Officer)