Form 10-K
period 2003-12-31
INDIANA GAS CO INC
filed 2004-03-24
CIK 50183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

Commission file number:   1-6494

                            INDIANA GAS COMPANY, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                   INDIANA                                35-0793669
---------------------------------------------    ----------------------------
(State or other jurisdiction of incorporation (IRS Employer Identificaiton No.) or organization)

   20 N.W. Fourth Street, Evansville, Indiana                  47708
-----------------------------------------------  -----------------------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: 812-491-4000
Securities registered pursuant to Section 12(b) of the Act:

           Title of each class        Name of each exchange on which registered
------------------------------------  ------------------------------------------
                  None                                 None



Securities registered pursuant to Section 12(g) of the Act:

      Title of each class             Name of each exchange on which registered
----------------------------------   -------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes__. No |X|.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2003, was zero. All shares outstanding of the Registrant's common stock were held by Vectren Utility Holdings, Inc.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock - Without Par Value     815.001            March 1, 2004
--------------------------------     -------            -------------
           Class                 Number of Shares            Date

          Omission of Information by Certain Wholly Owned Subsidiaries

The Registrant is a wholly owned subsidiary of Vectren Utility Holdings, Inc. and meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

                                   Definitions

AFUDC:  allowance for funds used   MCF/BCF:  millions/billions of cubic feet
   during construction
APB:  Accounting Principles Board  MDth/MMDth: thousands /millions of dekatherms

EITF:  Emerging Issues Task Force  MMBTU:  millions of British thermal units
FASB:  Financial Accounting        OUCC:  Indiana Office of the Utility Consumer
   Standards Board                   Counselor
FERC:  Federal Energy Regulatory   SFAS:  Statement of Financial Accounting
   Commission                        Standards
IDEM:  Indiana Department of       USEPA:  United States Environmental
   Environmental Management          Protection Agency
IURC:  Indiana Utility Regulatory  Throughput:  combined gas sales and gas
   Commission                        transportation volumes

                                Table of Contents

Item                                                                        Page
Number                                                                    Number
                                     Part I

 1     Business(A)...........................................................4
 2     Properties ...........................................................5
 3     Legal Proceedings.....................................................5
 4     Submission of Matters to Vote of Security Holders(A)..................5

                                     Part II

 5     Market for the Company's Common Equity, Related Stockholder Matters, and
       Issuer Purchases of Equity Securities (A)............................ 5
 6     Selected Financial Data(A)............................................6
 7     Management's Discussion and Analysis of Results of Operations and
       Financial Condition(A)................................................6
 7A    Qualitative and Quantitative Disclosures About Market Risk...........14
 8     Financial Statements and Supplementary Data..........................16
 9     Change in and Disagreements with Accountants on Accounting and
       Financial Disclosure.................................................38
 9A    Controls and Procedures..............................................38

                                    Part III

 10    Directors and Executive Officers of the Registrant (A)...............39
 11    Executive Compensation (A)...........................................39
 12    Security Ownership of Certain Beneficial Owners and Management and
       Related Stockholder Matters (A)......................................39
 13    Certain Relationships and Related Transactions (A)...................39
 14    Principal Accountant Fees and Services...............................40

                                     Part IV

 15    Exhibits(A), Financial Statement Schedules, and Reports on Form 8-K..40
       Signatures...........................................................47

(A) - Omitted or amended as the Registrant is a wholly-owned subsidiary of Vectren Utility Holdings, Inc. and meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

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
Evansville, Indiana                           Vice President, Investor Relations
47702-0209                                    sschein@vectren.com

                                     PART I

ITEM 1.  BUSINESS
                           Description of the Business

Indiana Gas Company, Inc. (the Company or Indiana Gas), an Indiana corporation, provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. Indiana Gas is a direct wholly owned subsidiary of Vectren Utility Holdings, Inc. (VUHI). VUHI is a direct, wholly owned subsidiary of Vectren Corporation (Vectren). Indiana Gas generally does business as Vectren Energy Delivery of Indiana, Inc.

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

Prior to 2003, the Ohio operations was a significant subsidiary as defined by Rule 3-09 of Regulation S-X because the Company's investment exceeded 20% of its total assets. As discussed in Note 2 to the financial statements, the Company collects an estimated cost of removal of its utility plant through depreciation rates established by regulatory proceedings. Prior to 2003, cost of removal was a component of utility plant accumulated depreciation. In 2003, for both Indiana Gas and the Ohio operations, cost of removal has been reclassified to a non-current liability in accordance with SEC interpretations, and prior periods have been reclassified to conform to this presentation. Upon reclassification, the Ohio operations is no longer a significant subsidiary, as defined, and would not have been in 2002 or 2001. Therefore, information required by Rule 3-09 is not included in this filing. Summarized financial data of the Ohio operations as required by Rule 4-08(g) of Regulation S-X is included in Note 3 to the financial statements. The financial statements are included in Part II, "Item 8 Financial Statements and Supplementary Data".

The narrative description of the business, competition and personnel sections were intentionally omitted. See the table of contents of this Annual Report on Form 10-K for explanation.

ITEM 2.   PROPERTIES

Indiana Gas owns and operates four active gas storage fields located in Indiana covering 58,290 acres of land with an estimated ready delivery from storage capability of 5.2 BCF of gas with maximum peak day delivery capabilities of 119,160 MCF per day. Indiana Gas also owns and operates three liquefied petroleum (propane) air-gas manufacturing plants located in Indiana with the ability to store 1.5 million gallons of propane and manufacture for delivery 33,000 MCF of manufactured gas per day. In addition to its company owned storage and propane capabilities, Indiana Gas has contracted for 17.2 BCF of storage with a maximum peak day delivery capability of 404,614 MCF per day. Indiana Gas has the ability to meet a total annual demand, utilizing all of its assets across various pipelines, of 131.1 BCF with a maximum peak day delivery capability of 1,068,740 MCF per day. Indiana Gas' gas delivery system includes 11,771 miles of distribution and transmission mains, all of which are in Indiana except for pipeline facilities extending from points in northern Kentucky to points in southern Indiana so that gas may be transported to Indiana and sold or transported by Indiana Gas to ultimate customers in Indiana.

The Ohio operations own and operate three liquefied petroleum (propane) air-gas manufacturing plants and a cavern for propane storage, all of which are located in Ohio. The plants and cavern can store 7.5 million gallons of propane, and the plants can manufacture for delivery 51,047 MCF of manufactured gas per day. In addition to its propane delivery capabilities, the Ohio operations have contracted for 13.1 BCF of storage with a maximum peak day delivery capability of 280,667 MCF per day. The Ohio operations have the ability to meet a total annual demand, utilizing all of its assets across various pipelines, of 57.9 BCF with a maximum peak day delivery capability of 477,974 MCF per day. The Ohio operations' gas delivery system includes 5,216 miles of distribution and transmission mains, all of which are located in Ohio.

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

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

All of the outstanding shares of Indiana Gas' common stock are owned by VUHI. Indiana Gas' common stock is not traded. There are no outstanding options or warrants to purchase Indiana Gas' common equity or securities convertible into Indiana Gas' common equity. Additionally, Indiana Gas has no plans to publicly offer any of its common equity.

Dividends Paid to Parent

During 2003, Indiana Gas paid dividends to its parent company of $7.3 million in each of the first three quarters, and no dividends were paid in the fourth quarter.

During 2002, Indiana Gas paid dividends to its parent company of $6.9 million, $7.7 million, $7.7 million, in the first, second, and third quarters, respectively, and no dividends were paid in the fourth quarter.

On January 28, 2004, the board of directors declared a dividend $6.6 million payable to its parent company on March 1, 2004.

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

                   Executive Summary of Results of Operations

In 2003, earnings were $31.5 million as compared to $34.5 million in 2002 and $3.3 million in 2001. The $3.0 million decrease in 2003 compared to 2002 was primarily due to increased operating expenses, partially offset by weather that was near normal in 2003 and 6% colder than the prior year.

Earnings increased $31.2 million in 2002 compared to 2001. The year ended December 31, 2001, included nonrecurring merger, integration, and restructuring costs totaling $11.7 million after tax. The increase also reflects improved margins and lower operating costs. These resulted from favorable weather and lower gas prices and the related reduction in costs incurred in 2001.

Indiana Gas generates revenue primarily from the delivery of natural gas services to its customers. The primary source of cash flow results from the collection of customer bills and the payment for goods and services procured for the delivery of gas services. Results are impacted by weather patterns in its service territory and general economic conditions both in its service territory as well as nationally.

The Company has in place a disclosure committee that consists of senior management as well as financial management. The committee is actively involved in the preparation and review of the Company's SEC filings.

                           Nonrecurring Items in 2001

Merger & Integration Costs

Merger and integration related costs incurred during 2001 totaled $0.6 million. These costs relate primarily to transaction costs, severance, and other merger and acquisition integration activities. As a result of merger and integration activities, management retired certain information systems in 2001. Accordingly, the useful lives of these assets were shortened to reflect this decision. These information system assets are owned by VUHI, and the fees allocated by VUHI for the use of these systems is reflected in other operating expenses. As a result of the shortened useful lives, additional fees were incurred by the Company, resulting in additional other operating expense of $9.6 million for the year ended December 31, 2001. In total, merger and integration related costs incurred during 2001 were $10.2 million ($6.3 million after tax). Merger and integration activities resulting from the 2000 merger forming Vectren were completed in 2001.

Restructuring Costs

As part of continued cost saving efforts, in June 2001, the Company's management and board of directors approved a plan to restructure, primarily, its regulated operations. The restructuring plan included the elimination of certain administrative and supervisory positions in its utility operations and corporate office. Charges of $5.4 million were expensed in June 2001 as a direct result of the restructuring plan. Additional charges of $3.3 million were incurred during the remainder of 2001 primarily for consulting fees, employee relocation, and duplicate facilities costs. In total, the Company incurred restructuring charges of $8.7 million ($5.4 million after tax) in 2001. These charges were comprised of $3.2 million for employee severance, related benefits and other employee related costs, $4.0 million for lease termination fees related to duplicate facilities and other facility costs, and $1.5 million for consulting and other. The restructuring program was completed during 2001, except for the departure of certain employees impacted by the restructuring which occurred during 2002 and the final settlement of the lease obligation which has yet to occur.

                            Significant Fluctuations

Gas Operating Margin

Margin generated from the sale of natural gas to residential and commercial customers is seasonal and impacted by weather patterns in its service territory. Margin generated from sales to industrial and other contract customers is impacted by overall economic conditions. In general, operating margin is not sensitive to variations in gas costs. It is, however, impacted by the collection of state mandated taxes which fluctuate with gas costs and also some level of fluctuation in volumes sold. Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility margin and throughput by customer type follows:

                                           Year Ended December 31,
------------------------------------------------------------------------------
(In thousands)                       2003           2002             2001
------------------------------------------------------------------------------
  Residential                     $ 144,034      $ 135,092        $ 128,838
  Commercial                         42,615         43,182           39,068
  Contract                           26,379         26,671           26,481
  Other                               4,512          2,080            1,481
------------------------------------------------------------------------------
       Total gas utility margin   $ 217,540      $ 207,025        $ 195,868
==============================================================================
Volumes in MDth:
  Sold to residential &
  commercial customers               68,316         63,423           58,474
  Transported & sold to
  contract customers                 51,290         54,818           53,411
------------------------------------------------------------------------------
       Total throughput             119,606        118,241          111,885
==============================================================================

Gas operating margin for the year ended December 31, 2003, of $217.5 million increased $10.5 million, or 5%, compared to 2002. It is estimated that weather near normal for the year and 6% colder than the prior year, contributed $5.4 million in increased residential and commercial margin and was the primary contributor to increased throughput. The remaining increase is attributable to $2.9 million in higher utility receipts taxes on higher per unit gas costs and volumes sold, and a $2.5 million increase in miscellaneous revenues due to an increased number of customer reconnects and related fees. These increases are partially offset by the negative effect of high gas prices on customer usage.

Gas operating margin for the year ended December 31, 2002, of $207.0 million increased $11.2 million, or 6% compared to 2001. The increase is primarily due to weather 6% cooler for the year and 31% colder in the fourth quarter. The effects of primarily colder weather resulted in an overall 6% increase in total throughput.

Gas cost fluctuations have impacted customer usage during the years ended December 31, 2003, 2002, and 2001. The average cost per dekatherm of gas purchased in those years was $6.53 in 2003, $4.71 in 2002, and $5.86 in 2001.

Operating Expenses

Other Operating

For the year ended December 31, 2003, other operating expenses increased $6.8 million compared to 2002. The increase is principally caused by increased distribution and transmission operating expenses, customer service initiative costs, and higher insurance premiums. In addition, uncollectible accounts expense has increased $1.3 million compared to the prior year due principally to higher gas costs.

Other operating expenses decreased $17.5 million for the year ended December 31, 2002, when compared to 2001. The decrease results primarily from lower charges for the use of corporate assets which had useful lives shortened as a result of the merger and lower gas prices in 2002 compared to 2001.

Depreciation & Amortization

Depreciation and amortization increased $2.6 million in 2003 compared to 2002 and in 2002 compared to 2001. The increases are due to depreciation of normal utility plant additions to upgrade existing transmission and distribution facilities.

Income Tax

For the year ended December 31, 2003, federal and state income taxes increased $4.0 million in 2003 compared to 2002 and increased $13.2 million in 2002 compared to 2001. The 2003 increase results primarily from an increased effective tax rate that reflects an increase in the Indiana state income tax rate from 4.5 % to 8.5% and other changes in the effective tax rate recognized in 2002. The increase in 2002 compared to 2001 is principally due to higher pre-tax earnings.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $1.8 million in 2003 compared to 2002 and decreased $0.7 million in 2002 compared to 2001. The changes are principally due to utility receipts taxes, which fluctuate with revenues.

Other Income (Expense)

Equity in Earnings of the Ohio Operations

As described in the financial statements included in Part II "Item 8 Financial Statements and Supplementary Data", Indiana Gas has a 47% undivided interest in the Ohio operations. Equity in earnings of the Ohio operations represents Indiana Gas' portion of the Ohio operations' net income. The financing costs associated with VEDO's 53% ownership interest are not included in the Ohio operations' equity in earnings. Earnings in 2003 were comparable to 2002. Earnings increased in 2002 compared to 2001 as a result of colder weather and lower gas prices. Earnings in 2002 also increased due the discontinuance of amortization of goodwill embedded in the investment pursuant to SFAS 142.
Such amortization approximated $1.5 million after tax in 2001.

Other income (expense) - net

Other income (expense) - net decreased $1.6 million in 2003 compared to 2002 and increased $1.2 million in 2002 compared to 2001. In both 2003 and 2001, the Company contributed $1.2 million to low income heating assistance programs pursuant to IURC orders. The 2003 contribution is the result of a settlement agreement involving transactions with ProLiance Energy, LLC (Proliance), a nonregulated energy marketing affiliate of Vectren. The 2001 contribution is the result of a settlement agreement regarding disallowed gas procurement costs incurred in the 2000-2001 heating season.

Interest Expense

Interest expense decreased $3.3 million in 2003 compared to 2002 and decreased $3.6 million in 2002 compared to 2001. Lower average interest rates on adjustable rate debt and lower debt levels contributed to the decreases in 2003 and 2002. Results also include permanent financing transactions executed during 2003 whereby short term borrowings due to VUHI and $34.8 million of higher coupon third party debt were replaced with $125 million in equity and $37.1 million in long term debt payable to VUHI.

                             Rate Case Proceedings

On March 19, 2004, Indiana Gas (d/b/a Vectren Energy Delivery of Indiana, Inc.) filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in a 49-county region covering central and southeastern Indiana. If the filing is approved, Indiana Gas expects to increase its base rates by approximately $47 million to cover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 525,000 customers. If approved, the typical residential customer that uses natural gas to heat his/her home would see a bill increase of about 7 percent.

The petition only addresses Indiana Gas' "non-gas" costs which are incurred to build, operate and maintain the pipes, other equipment and systems that are used to deliver gas. The filing also includes a normal temperature adjustment (NTA) mechanism to reduce the impact on customer bills caused by the variations in weather. With the NTA, historic average temperatures serve as the basis for computing customers' bills, thereby smoothing out the effects of significant temperature fluctuations.

The timing and ultimate outcome of this regulatory initiative is uncertain.

                          Critical Accounting Policies

Management is required to make judgments, assumptions, and estimates that affect the amounts reported in the financial statements and the related disclosures that conform to accounting principles generally accepted in the United States.
Note 2 to the financial statements describes the significant accounting policies and methods used in the preparation of the financial statements. Certain estimates used in the financial statements are subjective and use variables that require judgment. These include the estimates to perform asset impairment tests. The Company makes other estimates in the course of accounting for unbilled revenue, the effects of regulation, and intercompany allocations that are critical to the Company's financial results but that are less likely to be impacted by near term changes. Other estimates that significantly affect the Company's results, but are not necessarily critical to operations, include depreciation of utility plant and the allowance for doubtful accounts, among others. Actual results could differ from these estimates.

Asset Impairment Tests

The Company's 47% ownership interest in the Ohio operations is accounted for using the equity method of accounting. The remaining 53% ownership interest also resides within Vectren's consolidated group. The investment in the Ohio operations was tested for impairment in accordance with APB No. 18 "The Equity Method of Accounting for Investments in Common Stock." This test was performed while Vectren performed an impairment analysis of its goodwill, including that related to the acquisition of the Ohio operations, as required by SFAS 142. An impairment test performed in accordance with APB 18 requires that the carrying value of the investment be examined for other than temporary declines in value. While making such examination, the Company considered various factors including that no impairment was recognized by Vectren when it performed an impairment analysis of its Gas Utility Services operating segment which includes the operations of Indiana Gas and the Ohio operations. Vectren performed this analysis using a discounted cash flow model. Based on these factors, the Company determined there was no impairment of its investment in the Ohio operations.

The use of a discounted cash flow model requires significant judgment in applying a discount rate, growth assumptions, company expense allocations, and longevity of cash flows. A 100 basis point increase in the discount rate or a 10% decrease in the cash flow growth assumption utilized in the cash flow analysis would not have changed the results of the analysis in 2003 or 2002.

Unbilled Revenues

To more closely match revenues and expenses, the Company records revenues for all gas delivered to customers but not billed at the end of the accounting period. The Company uses actual units billed during the month to allocate unbilled units. Those allocated units are multiplied by rates in effect during the month to calculate unbilled revenue at balance sheet dates. While certain estimates are used in the calculation of unbilled revenue, the method these estimates are derived is not subject to near-term changes.

Regulation

At each reporting date, the Company reviews current regulatory trends in the markets in which it operates. This review involves judgment and is critical in assessing the recoverability of regulatory assets as well as the ability to continue to account for its activities based on the criteria set forth in SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Based on the Company's current review, it believes its regulatory assets are probable of recovery. If all or part of the Company's operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities could be required. In addition, the Company would be required to determine any impairment to the carrying value of its utility plant and other regulated assets. In the unlikely event of a change in the current regulatory environment, such write-offs and impairment charges could be significant.

Intercompany Allocations

Support Services

Vectren and certain subsidiaries of Vectren provide corporate, general and administrative services to the Company including legal, finance, tax, risk management, and human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had the Company secured those services on a stand-alone basis. The allocation methodology is not subject to near term changes.

Pension and Other Postretirement Obligations

Vectren satisfies the future funding requirements of its pension and other postretirement plans and the payment of benefits from general corporate assets. An allocation of expense is determined by Vectren's actuaries, comprised of only service cost and interest on that service cost, by subsidiary based on headcount at each measurement date, which occurs on September 30. These costs are directly charged to individual subsidiaries. Other components of costs (such as interest cost and asset returns) are charged to individual subsidiaries through the corporate allocation process discussed above. Neither plan assets nor the FAS 87/106 liability is allocated to individual subsidiaries since these assets and obligations are derived from corporate level decisions. Further, Vectren satisfies the future funding requirements of plans and the payment of benefits from general corporate assets. Management believes these direct charges when combined with benefit-related corporate charges discussed in "support services" above approximate costs that would have been incurred if the Company accounted for benefit plans on a stand-alone basis.

Vectren estimates the expected return on plan assets, discount rate, rate of compensation increase, and future health care costs, among other things, and relies on actuarial estimates to assess the future potential liability and funding requirements of pension and postretirement plans. Vectren used the following weighted average assumptions to develop 2003 periodic benefit cost: a discount rate of 6.75%, an expected return on plan assets before expenses of 9.0%, a rate of compensation increase of 4.25%, and a health care cost trend rate of 10% in 2003 declining to 5% in 2006. During 2003, Vectren reduced the discount rate and rate of compensation increase by 75 basis points to value 2003 ending pension and postretirement obligations due to a decline in benchmark interest rates. The Company also lengthened to 2009 the time in which the health care trend rate declines to 5% primarily due to increases in healthcare costs. In addition, the Company reduced its 2004 expected return on plan assets 50 basis points from that used to estimate 2003 expense due to recent lower investment returns and lower interest rates. Future changes in health care costs, work force demographics, interest rates, or plan changes could significantly affect the estimated cost of these future benefits that are allocated to VUHI and its subsidiaries.

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

The Company collects an estimated cost of removal of its utility plant through depreciation rates established by regulatory proceedings. As of December 31, 2003, and 2002, such removal costs approximated $124 million and $114 million, respectively. In 2002, the cost of removal has been included in Other removal costs, which is in non-current liabilities. In 2003, the Company re-characterized other removal costs to Regulatory liabilities upon adoption of SFAS 143.

SFAS 149

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133, (2) in connection with other projects dealing with financial instruments, and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. The adoption did not have a material effect on the Company's results of operations or financial condition.

SFAS 150

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003; otherwise, the standard was effective for all other financial instruments at the beginning of the Company's third quarter of 2003. In October 2003, the FASB issued further guidance regarding mandatorily redeemable stock which is effective January 1, 2004, for the Company. The adoption of SFAS 150 on January 1, 2004, did not affect the Company's results of operations or financial condition.

FASB Interpretation (FIN) 45

In November 2002, the FASB issued FIN 45. FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken. The initial recognition and measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition.

FIN 46/46-R (Revised in December 2003)

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE) and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and thus improves comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. In December 2003, the FASB completed its deliberations of proposed modifications to FIN 46 and decided to codify both the proposed modifications and other decisions previously issued through certain FASB Staff Positions into one document that was issued as a revision to the original Interpretation (FIN 46-R). FIN 46-R currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 is to be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. Although management is still evaluating the impact of FIN 46 and related Staff Positions on its financial position and results of operations, the adoption is not expected to have a material effect.

Staff Accounting Bulletin No. 104

In December 2003, the SEC published Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition". This SAB updates portions of the SEC staff's interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary and conforms the interpretive material retained because of pronouncements issued by the FASB's EITF on various revenue recognition topics, including EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The Company's adoption of the standard did not have an impact on its revenue recognition policies.

     United States Securities and Exchange Commission (SEC) Informal Inquiry

As more fully described in the 2002 financial statements, the Company restated its annual financial statements for 2000 and 2001, and its 2002 quarterly results. The Company received an informal inquiry from the SEC with respect to this restatement. In response, the Company met with the SEC staff and provided information in response to their requests, with the most recent response provided on July 26, 2003.

                           Forward-Looking Information

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

o Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; or gas pipeline system constraints.
o Increased competition in the energy environment including effects of industry restructuring and unbundling.
o Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments and costs made under traditional regulation, and the frequency and timing of rate increases.
o Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board; the Securities and Exchange Commission; the Federal Energy Regulatory Commission; state public utility commissions; state entities which regulate natural gas transmission and distribution, natural gas gathering and processing; and similar entities with regulatory oversight.
o Economic conditions including the effects of an economic downturn, inflation rates, and monetary fluctuations.
o Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.
o Direct or indirect effects on the business, financial condition or liquidity resulting from a change in credit rating, changes in interest rates, and/or changes in market perceptions of the utility industry and other energy-related industries.
o Employee or contractor workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.
o Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.
o Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in Management's Discussion and Analysis of Results of Operations and Financial Condition.
o Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various business risks associated with commodity prices, interest rates, and counter-party credit. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company's risk management program includes, among other things, the use of derivatives.

Commodity Price Risk

The Company's regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas for retail customers due to current Indiana regulations, which subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas cost adjustment mechanisms. The Company does not engage in wholesale gas marketing activities that may expose it to market risk associated with fluctuating natural gas commodity prices.

Interest Rate Risk

The Company is exposed to interest rate risk associated with its borrowing arrangements. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on interest expense. The Company's risk management objective is for between 20% and 30% of its total debt to be exposed to short-term interest rate volatility. However, there are times when this targeted range of interest rate exposure may not be attained. To manage this exposure, the Company may use derivative financial instruments. At December 31, 2003, such debt obligations represented 14% of the Company's total debt portfolio.

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on adjustable rate borrowing arrangements exposed to short-term interest rate volatility. During 2003 and 2002, the weighted average combined borrowings under these arrangements were $97.2 million and $78.9 million, respectively. At December 31, 2003, and 2002, combined borrowings under these arrangements were $64.0 million and $108.2 million, respectively. Based upon average borrowing rates under these facilities during the years ended December 31, 2003, and 2002, an increase of 100 basis points (1%) in the rates would have increased interest expense by $1.0 million and $0.8 million, respectively.

Other Risks

The Company's customer receivables from gas sales and gas transportation services are primarily derived from a diversified base of residential, commercial, and industrial customers located in Indiana. The Company manages credit risk associated with its receivables by continually reviewing creditworthiness and requests cash deposits or refunds cash deposits based on that review.

Although the Company's operations are exposed to limited commodity price risk, volatile natural gas prices can result in higher working capital requirements; increased expenses including unrecoverable interest costs, uncollectible accounts expense, and unaccounted for gas; and some level of price sensitive reduction in volumes sold. The Company mitigates these risks by executing derivative contracts that manage the price of forecasted natural gas purchases. These contracts are subject to regulation, which allows for reasonable and prudent hedging costs to be recovered through rates. When regulation is involved, SFAS 71 controls when the offset to mark-to-market accounting is recognized in earnings.

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

The board of directors of Indiana Gas' parent company, Vectren Corporation, pursues its responsibility for these financial statements through its audit committee, which meets periodically with management, the internal auditors, and the independent auditors, to assure that each is carrying out its responsibilities. Both the internal auditors and the independent auditors meet with the audit committee of Vectren Corporation's board of directors, with and without management representatives present, to discuss the scope and results of their audits, their comments on the adequacy of internal accounting control and the quality of financial reporting.


/s/ Niel C. Ellerbrook
-----------------------------------------------
Niel C. Ellerbrook
Chairman & Chief Executive Officer
February 12, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Shareholder and Board of Directors of Indiana Gas Company, Inc.:

We have audited the accompanying balance sheets of Indiana Gas Company, Inc. as of December 31, 2003 and 2002, and the related statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Indiana Gas Company, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2-E, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") 143, "Accounting for Asset Retirement Obligations." As discussed in Note 3, effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangibles."

/s/ DELOITTE & TOUCHE LLP
-----------------------------------------------
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 12, 2004

                            INDIANA GAS COMPANY, INC.
                                 BALANCE SHEETS
                                 (In thousands)



                                                          At December 31,
--------------------------------------------------------------------------------
                                                    2003                 2002
--------------------------------------------------------------------------------
                                     ASSETS
Utility Plant
  Original cost                                $ 1,200,665           $ 1,148,614
  Less:  accumulated depreciation
         & amortization                            404,680               378,565
--------------------------------------------------------------------------------
         Net utility plant                         795,985               770,049
--------------------------------------------------------------------------------
Current Assets
      Cash & cash equivalents                        2,856                 3,729
      Accounts receivable - less reserves of
         $1,940 & $1,399, respectively              45,079                48,446
      Receivables due from other Vectren companies       5                10,754
      Accrued unbilled revenues                     63,582                53,192
      Inventories                                   15,631                13,286
      Recoverable gas costs                         16,140                10,241
      Prepayments & other current assets            70,157                37,090
--------------------------------------------------------------------------------
        Total current assets                       213,450               176,738
--------------------------------------------------------------------------------
Investment in the Ohio operations                  222,020               220,417
Other investments                                    2,930                 2,459
Non-utility property - net                             202                   253
Regulatory assets                                   21,237                18,132
Other assets                                         3,158                 4,207
--------------------------------------------------------------------------------
TOTAL ASSETS                                   $ 1,258,982           $ 1,192,255
================================================================================





















   The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                                 BALANCE SHEETS
                                 (In thousands)

                                                        At December 31,
--------------------------------------------------------------------------------
                                                     2003                 2002
--------------------------------------------------------------------------------
                 LIABILITIES & SHAREHOLDER'S EQUITY

Capitalization
   Common shareholder's equity
   Common stock (no par value)                   $ 367,995             $ 242,995
   Retained earnings                                88,650                79,061
--------------------------------------------------------------------------------
      Total common shareholder's equity            456,645               322,056
--------------------------------------------------------------------------------
   Long-term debt payable to third parties -
     net of current maturities & debt subject
     to tender                                     196,417               228,480

   Long-term debt payable to VUHI                  184,448               147,275

--------------------------------------------------------------------------------
      Total capitalization                         837,510               697,811
--------------------------------------------------------------------------------
Commitments & Contingencies (Notes 3, 4, 7, & 8)

Current Liabilities
   Accounts payable                                 22,973                33,728
   Accounts payable to affiliated companies         51,005                47,255
   Payables to other Vectren companies               5,389                38,818
   Accrued liabilities                              36,530                30,052
   Short-term borrowings from VUHI                  63,974               108,182
   Long-term debt subject to tender                  3,500                     -
   Current maturities of long-term debt             15,000                38,750
--------------------------------------------------------------------------------
      Total current liabilities                    198,371               296,785
--------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                            63,890                45,601
   Regulatory liabilities & other removal costs    123,646               114,108
   Deferred credits & other liabilities             35,565                37,950
--------------------------------------------------------------------------------
      Total deferred credits & other liabilities   223,101               197,659
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY       $ 1,258,982           $ 1,192,255
================================================================================













   The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                              STATEMENTS OF INCOME
                                 (In thousands)

                                                Year ended December 31,
--------------------------------------------------------------------------------
                                        2003             2002              2001
--------------------------------------------------------------------------------
OPERATING REVENUES                  $ 668,214         $527,443         $569,478
COST OF GAS                           450,674          320,418          373,610
--------------------------------------------------------------------------------
        GAS OPERATING MARGIN          217,540          207,025          195,868
--------------------------------------------------------------------------------
OPERATING EXPENSES
     Other operating                   85,814           78,965           96,468
     Merger & integration costs             -                -              576
     Restructuring costs                    -                -            8,668
     Depreciation & amortization       43,250           40,661           38,053
     Income taxes                      16,054           12,096           (1,074)
     Taxes other than income taxes     16,899           15,084           15,802
--------------------------------------------------------------------------------
         Total operating expenses     162,017          146,806          158,493
--------------------------------------------------------------------------------
OPERATING INCOME                       55,523           60,219           37,375

OTHER INCOME (EXPENSE)
     Equity in earnings of the
           Ohio operations-net of tax   5,817            5,855            2,326
     Other income (expense) - net        (728)             858             (344)
--------------------------------------------------------------------------------
         Total other income             5,089            6,713            1,982
--------------------------------------------------------------------------------
Interest expense                       29,081           32,413           36,062
--------------------------------------------------------------------------------
NET INCOME                           $ 31,531         $ 34,519          $ 3,295
================================================================================

























   The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                       Year Ended December 31,
--------------------------------------------------------------------------------
                                                   2003       2002       2001
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $ 31,531   $ 34,519    $ 3,295
  Adjustments to reconcile net income to cash
  from operating activities:
    Depreciation & amortization                    43,250     40,661     38,053
    Deferred income taxes & investment tax
     credits                                       15,483    (14,445)   (22,699)
    Pension & postretirement periodic
     benefit costs                                  1,549      1,690      1,684
    Equity in earnings of the Ohio operations      (5,817)    (5,855)    (2,326)
    Other non-cash charges - net                    6,531      4,542     13,323
    Changes in working capital accounts:
      Accounts receivable, including due from
        Vectren companies & accrued
        unbilled revenue                           (2,347)   (23,449)    69,567
      Inventories                                  (2,345)     1,655     (2,937)
      Recoverable fuel & natural gas costs         (5,899)    16,433     11,422
      Prepayments & other current assets          (33,179)    (1,265)    26,306
      Accounts payable, including to Vectren
        companies & affiliated companies          (40,434)    49,156    (41,913)
      Accrued liabilities                           5,605     (2,773)   (11,812)
    Changes in other assets                         1,049      2,387    (18,713)
    Changes in other liabilities                   (4,830)    (7,135)    (6,674)
--------------------------------------------------------------------------------
    Net cash flows from operating activities       10,147     96,121     56,576
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
    Additional capital contribution               125,000          -    100,000
    Long-term debt payable to VUHI                 37,140          -    147,270
  Requirements for:
    Retirement of long-term debt                  (53,432)    (6,492)    (7,387)
    Dividends to parent                           (21,942)   (22,340)   (25,938)
  Net change in short-term borrowings,
   including from VUHI                            (44,208)   (26,111)  (218,626)
--------------------------------------------------------------------------------
    Net cash flows from financing activities       42,558    (54,943)    (4,681)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Distributions from the Ohio operations          4,214      9,002          -
  Requirements for:
    Capital expenditures                          (57,792)   (45,225)   (51,927)
    Other investments                                   -     (1,494)         -
--------------------------------------------------------------------------------
    Net cash flows from investing activities      (53,578)   (37,717)   (51,927)
--------------------------------------------------------------------------------
Net (decrease) increase in cash & cash
  equivalents                                        (873)     3,461        (32)
Cash & cash equivalents at beginning of period      3,729        268        300
--------------------------------------------------------------------------------
Cash & cash equivalents at end of period          $ 2,856    $ 3,729      $ 268
================================================================================

Cash paid during the year for:
  Interest                                       $ 29,591   $ 30,926   $ 32,611
  Income taxes                                     23,120     18,073      5,157



   The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                    STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                            Accumulated
                                                               Other
                                      Common    Retained   Comprehensive
                                       Stock    Earnings       Loss      Total
--------------------------------------------------------------------------------
Balance at January 1, 2001          $ 142,995   $ 89,525     $     -  $ 232,520

Comprehensive income:
    Net income                                     3,295                  3,295
    Minimum pension liability
     adjustments - net of tax                                 (2,382)    (2,382)
--------------------------------------------------------------------------------
    Total comprehensive income                                              913
--------------------------------------------------------------------------------
Common stock:
    Additional capital contribution   100,000                           100,000
    Dividends to parent                          (25,938)               (25,938)
--------------------------------------------------------------------------------
Balance at December 31, 2001          242,995     66,882      (2,382)   307,495

Comprehensive income:
    Net income                                    34,519                 34,519
    Minimum pension liability
     adjustments-net of tax                                    2,382      2,382
--------------------------------------------------------------------------------
    Total comprehensive income                                           36,901
--------------------------------------------------------------------------------
Dividends to parent                              (22,340)               (22,340)
--------------------------------------------------------------------------------
Balance at December 31, 2002          242,995     79,061           -    322,056

Net income & comprehensive income                 31,531                 31,531
Common stock:
    Additional capital contribution   125,000                           125,000
    Dividends to parent                          (21,942)               (21,942)
--------------------------------------------------------------------------------
Balance at December 31, 2003        $ 367,995   $ 88,650     $     -  $ 456,645
================================================================================


















   The accompanying notes are an integral part of these financial statements.

                            INDIANA GAS COMPANY, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

1.  Organization and Nature of Operations

Indiana Gas Company, Inc. (the Company or Indiana Gas), an Indiana corporation, provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. Indiana Gas is a direct wholly owned subsidiary of Vectren Utility Holdings, Inc. (VUHI). VUHI is a direct, wholly owned subsidiary of Vectren Corporation (Vectren). Indiana Gas generally does business as Vectren Energy Delivery of Indiana, Inc.

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

Investment in the Ohio Operations
The Company holds a 47% interest in the Ohio operations and the remaining 53% is held by Vectren Energy Delivery of Ohio, Inc. (VEDO). VEDO is also a wholly owned subsidiary of Vectren. The Ohio operations provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton. VEDO is the operator of the assets.

Indiana Gas' ownership is accounted for using the equity method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" and is included in investment in the Ohio operations, and its interest in the results of operations is included in equity in earnings of the Ohio operations. Additional information on the Company's investment in the Ohio operations is included in Note 3.

2.  Summary of Significant Accounting Policies

A. Cash & Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

B. Inventories
Inventories consist of the following:
                                                            At December 31,
--------------------------------------------------------------------------------
(In thousands)                                          2003              2002
--------------------------------------------------------------------------------
Gas in storage-at LIFO cost                           $ 13,335          $ 12,497
Other                                                    2,296               789
--------------------------------------------------------------------------------
       Total inventories                              $ 15,631          $ 13,286
================================================================================

Based on the average cost of gas purchased during December, the cost of replacing gas in storage carried at LIFO cost exceeded LIFO cost at December 31, 2003, and 2002, by approximately $22 million and $14 million, respectively. Gas in storage of the Indiana regulated operations is stated at LIFO. All other inventories are carried at average cost.

C. Utility Plant & Depreciation
Utility plant is stated at historical cost, including AFUDC. Depreciation of utility property is provided using the straight-line method over the estimated service lives of the depreciable assets. The original cost of utility plant, together with depreciation rates expressed as a percentage of original cost, follows:

                                           At & For the Year Ended December 31,
--------------------------------------------------------------------------------
(In thousands)                              2003                     2002
--------------------------------------------------------------------------------
                                           Depreciation             Depreciation
                                           Rates as a                Rates as a
                                           Percent of                Percent of
                           Original        Original     Original      Original
                              Cost         Cost           Cost          Cost
--------------------------------------------------------------------------------
Utility plant               $ 1,164,699      3.9%      $ 1,104,811          3.9%
Construction work in
  progress                       35,966        -            43,803           -
--------------------------------------------------------------------------------
    Total original cost     $ 1,200,665                $ 1,148,614
================================================================================


AFUDC represents the cost of borrowed and equity funds used for construction purposes and is charged to construction work in progress during the construction period and is included in Other - net in the Statements of Income. The total AFUDC capitalized into utility plant and the portion of which was computed on borrowed and equity funds for all periods reported follows:

                             Year Ended December 31,
--------------------------------------------------------------------------------
(In thousands)                           2003             2002             2001
--------------------------------------------------------------------------------
AFUDC - borrowed funds                  $ 106            $ 594             $ 444
AFUDC - equity funds                       19              240               545
--------------------------------------------------------------------------------
      Total AFUDC capitalized           $ 125            $ 834             $ 989
================================================================================


Maintenance and repairs, including the cost of removal of minor items of property and planned major maintenance projects, are charged to expense as incurred unless deferral is authorized by a rate order. When property that represents a retirement unit is replaced or removed, the cost of such property is charged to Utility plant, with an offsetting charge to Accumulated depreciation, and Regulatory liabilities for the cost of removal.

D. Impairment Review of Long-Lived Assets
Long-lived assets are reviewed as facts and circumstances indicate that the carrying amount may be impaired. This review is performed in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which the Company adopted on January 1, 2002. SFAS 144 establishes one accounting model for all impaired long-lived assets and long-lived assets to be disposed of by sale or otherwise. SFAS 144 requires the evaluation for impairment involve the comparison of an asset's carrying value to the estimated future cash flows the asset is expected to generate over its remaining life.
If this evaluation were to conclude that the carrying value of the asset is impaired, an impairment charge would be recorded based on the difference between the asset's carrying amount and its fair value (less costs to sell for assets to be disposed of by sale) as a charge to operations or discontinued operations.

E. Regulation

SFAS 71
Retail public utility operations affecting Indiana customers are subject to regulation by the IURC. The Company's accounting policies give recognition to the rate-making and accounting practices of these agencies and to accounting principles generally accepted in the United States, including the provisions of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS
71). Regulatory assets represent probable future revenues associated with certain incurred costs, which will be recovered from customers through the rate-making process. Regulatory liabilities represent probable expenditures by the Company for removal costs or future reductions in revenues associated with amounts that are to be credited to customers through the rate-making process.

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

Regulatory assets consist of the following:

                                                           At December 31,
--------------------------------------------------------------------------------
(In thousands)                                      2003                  2002
--------------------------------------------------------------------------------
Future amounts recoverable from ratepayers:
       Income taxes                                $ 8,915               $ 6,158
       Other                                           113                    -
--------------------------------------------------------------------------------
                                                     9,028                 6,158
Amounts currently recovered through base rates:
       Unamortized debt issue costs & premiums
           paid to reacquire debt                   12,209                11,974
--------------------------------------------------------------------------------
       Total regulatory assets                    $ 21,237              $ 18,132
================================================================================


The $12.2 million currently being recovered through base rates is earning a return with a weighted average recovery period of 20.8 years. The Company has rate orders for all deferred costs not yet in rates and therefore believes that future recovery is probable.

Regulatory liabilities & other removal costs consist of the following:

                                                           At December 31,
--------------------------------------------------------------------------------
 (In thousands)                                   2003                  2002
--------------------------------------------------------------------------------
Cost of removal                               $ 123,646               $      -
Other removal costs                                 -                    114,108
--------------------------------------------------------------------------------
   Total regulatory liabilities & other
     removal costs                            $ 123,646               $  114,108
================================================================================


     SFAS 143 & Other Removal Costs In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted this statement on January 1, 2003. The adoption was not material to the Company's results of operations.

The Company collects an estimated cost of removal of its utility plant through depreciation rates established by regulatory proceedings. As of December 31, 2003, and 2002, such removal costs approximated $124 million and $114 million, respectively. In 2002, the cost of removal has been included in Other removal costs, which is in non-current liabilities. In 2003, the Company re-characterized other removal costs to Regulatory liabilities upon adoption of SFAS 143.

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

F. Comprehensive Income
Comprehensive income is a measure of all changes in equity that result from the transactions or other economic events during the period from non-shareholder transactions. This information is reported in the Statements of Common Shareholder's Equity. The principal transaction resulting in other comprehensive income relates to a minimum pension liability adjustment which is a loss of $3.8 million ($2.4 million after tax) in 2001. In 2002, all such liabilities were transferred to Vectren.

G. Revenues
Revenues are recorded as products and services are delivered to customers. To more closely match revenues and expenses, the Company records revenues for all gas delivered to customers but not billed at the end of the accounting period.

H. Utility Receipts Taxes
A portion of utility receipts taxes are included in rates charged to customers. Accordingly, the Company records these taxes received as a component of Operating revenues. Utility receipts taxes paid are recorded as a component of Taxes other than income taxes.

I. Earnings Per Share
Earnings per share are not presented as Indiana Gas' common stock is wholly owned by Vectren Utility Holdings, Inc.

J. Other Significant Policies
Included elsewhere in these notes are significant accounting policies related to the investment in the Ohio operations (Note 3), intercompany allocations and income taxes (Note 4) and derivatives (Note 9).

K. Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

L. Reclassification
Certain prior year amounts have been reclassified in the financial statements and accompanying notes to conform to 2003 classifications.

3. Investment in the Ohio Operations

The Company's investment in the Ohio operations is accounted for using the equity method of accounting, and the investment is periodically examined for other than temporary declines in value. The Company's share of the Ohio operations after tax earnings is recorded in equity in earnings of the Ohio operations. Because the Ohio operations is responsible for its income taxes and is also within Vectren's consolidated tax group, no additional tax provision for these earnings is included in these financial statements. Dividends are recorded as a reduction of the carrying value of the investment when received. Goodwill which is a component of the Company's net investment is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. As required by SFAS 142, amortization of goodwill ceased on January 1, 2002.

Following is a reconciliation of reported net income to an adjusted net income that excludes goodwill amortization for year ended December 31, 2001:

-----------------------------------------------------------
(In thousands)                                     2001
-----------------------------------------------------------

Net Income, As Reported                          $ 3,295
Add:  Goodwill amortization in equity in
        earnings of the Ohio operations            1,472
-----------------------------------------------------------
Net Income, As Adjusted                          $ 4,767
===========================================================


Following is summarized financial data of the Ohio operations:

                                             Year Ended December 31,
--------------------------------------------------------------------------------
(In thousands)                      2003               2002               2001
--------------------------------------------------------------------------------
     Operating revenues         $ 341,362           $ 296,123          $ 351,516
     Gas operating margin         102,998              97,808             88,931
     Operating income              11,759              12,153             11,152
     Net income                    12,376              12,457              4,950

                                             At December 31,
-------------------------------------------------------------
(In thousands)                      2003               2002
-------------------------------------------------------------
     Net utility plant          $ 267,968           $ 246,873
     Current assets               130,708             123,144
     Goodwill - net               199,457             199,457
     Other non-current assets       9,970              10,258
-------------------------------------------------------------
     Total assets               $ 608,103           $ 579,732
=============================================================

     Owners' net investment     $ 434,401           $ 435,372
     Current liabilities           93,049              73,761
     Noncurrent liabilities        80,653              70,599
-------------------------------------------------------------
     Total liabilities & owners'
       net investment           $ 608,103           $ 579,732
=============================================================


Contingency Related to Investment in Ohio Operations
There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year period began in November 2000, coincident with the Vectren's acquisition of the Ohio operations and commencement of service in Ohio. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff recently submitted an audit report wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. Vectren believes a large portion of the third party auditor recommendations is without merit. There are two elements of the recommendations relating to the treatment of a pipeline refund and a penalty which VEDO does not oppose. A hearing has been held, and based on its audit report, the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has submitted testimony to support an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to Vectren's ProLiance arrangement will be shared by Vectren's joint venture partner. Based on a review of the matters, Vectren has reserved $1.1 million for its estimated share of a potential disallowance. It is not currently expected that costs associated with this matter will have a material adverse effect on Indiana Gas' financial position or liquidity but an unfavorable outcome could possibly be material to Indiana Gas' earnings

4. Transactions with Other Vectren Companies

Support Services and Purchases
Vectren and certain subsidiaries of Vectren provided corporate and general and administrative services to the Company including legal, finance, tax, risk management, human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Indiana Gas received corporate allocations totaling $58.0 million, $50.6 million, and $63.3 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Retirement Plans and Other Postretirement Benefits
Vectren has multiple defined benefit pension plans and postretirement plans that require accounting as described in SFAS No. 87 "Employers' Accounting for Pensions" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively. An allocation of expense is determined by Vectren's actuaries, comprised of only service cost and interest on that service cost, by subsidiary based on headcount at each measurement date. These costs are directly charged to individual subsidiaries. Other components of costs (such as interest cost and asset returns) are charged to individual subsidiaries through the corporate allocation process discussed above. Neither plan assets nor the FAS 87/106 liability is allocated to individual subsidiaries since these assets and obligations are derived from corporate level decisions. Further, Vectren satisfies the future funding requirements of plans and the payment of benefits from general corporate assets. This allocation methodology is consistent with "multiemployer" benefit accounting as described in SFAS 87 and 106.

For the years ended December 31, 2003, 2002, and 2001, periodic pension costs totaling $1.2 million, $1.3 million and $1.3 million, respectively, was directly charged by Vectren to the Company. For the years ended December 31, 2003, 2002, and 2001, other periodic postretirement benefit costs totaling $0.3 million, $0.4 million, and $0.4 million, respectively, was directly charged by Vectren to the Company. As of December 31, 2003 and 2002, $22.2 million and $25.0 million, respectively, is included in Deferred credits & other liabilities and represents expense directly charged to the Company that is yet to be funded to Vectren, and $2.2 million and $3.5 million, respectively, is included in Other assets for amounts funded in advance to Vectren.

The recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) provides a prescription drug benefit as well as a federal subsidy to sponsors of certain retiree health care benefit plans. As allowed by FASB Staff Position No. 106-1 (FSP 106-1), Vectren has elected to defer reflecting the effects of the Medicare Act on the accumulated benefit obligation and net periodic postretirement benefit cost in its 2003 consolidated financial statements. Vectren's deferral election expires upon the occurrence of any event that triggers a required remeasurement of plan assets or obligations, or upon the issuance of specific authoritative guidance on the accounting for the federal subsidy. Such guidance is pending and when issued could require the Company to adjust previously reported information. Upon expiration of Vectren's deferral or the issuance of guidance, Vectren's implementation of the Medicare Act may impact Indiana Gas' financial statements.

Cash Management and Borrowing Arrangements
The Company participates in a centralized cash management program with Vectren, other wholly owned subsidiaries, and banks which permits funding of checks as they are presented. See Note 6 regarding long-term and short-term intercompany borrowing arrangements.

Guarantees of Parent Company Debt
Vectren's three operating utility companies, Indiana Gas, SIGECO, and VEDO are guarantors of VUHI's $346 million commercial paper program, of which approximately $184.4 million is outstanding at December 31, 2003 and VUHI's $550 million unsecured senior notes outstanding at December 31, 2003. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors.

Equity-Based Incentive Plans
Indiana Gas does not have equity-based compensation plans separate from Vectren. An insignificant number of Indiana Gas' employees participate in Vectren's equity-based compensation plans.

Income Taxes
Vectren and subsidiary companies file a consolidated federal income tax return. For financial reporting purposes, Indiana Gas' current and deferred tax expense is computed on a separate company basis. The components of income tax expense and utilization of investment tax credits follow:


                                                Year Ended December 31,
--------------------------------------------------------------------------------
(In thousands)                            2003              2002          2001
--------------------------------------------------------------------------------
Current:
       Federal                        $ (3,127)          $ 24,305       $20,811
       State                             3,698              2,236           814
--------------------------------------------------------------------------------
Total current taxes                        571             26,541        21,625
--------------------------------------------------------------------------------
Deferred:
       Federal                          15,981            (12,332)      (21,048)
       State                               423             (1,188)         (724)
--------------------------------------------------------------------------------
Total deferred taxes                    16,404            (13,520)      (21,772)
--------------------------------------------------------------------------------
Amortization of investment tax credits    (921)              (925)         (927)
--------------------------------------------------------------------------------
       Total income taxes             $ 16,054           $ 12,096      $ (1,074)
================================================================================


A reconciliation of the federal statutory expense to actual income tax expense follows:

                                                  Year Ended December 31,
--------------------------------------------------------------------------------
(In thousands)                                     2003        2002        2001
--------------------------------------------------------------------------------
Tax at federal statutory rate                   $ 14,618    $ 14,316      $ (83)
State and local taxes, net of federal benefit      2,681         594         58
Amortization of investment tax credit               (921)       (925)      (927)
All other-net                                       (324)     (1,889)      (122)
--------------------------------------------------------------------------------
       Tax at effective rate                    $ 16,054    $ 12,096   $ (1,074)
================================================================================

The liability method of accounting is used for income taxes under which deferred income taxes are recognized to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities at currently enacted income tax rates. Significant components of the net deferred tax liability follow:
                                                       At December 31,
--------------------------------------------------------------------------------
 (In thousands)                                     2003                 2002
--------------------------------------------------------------------------------
Non-current deferred tax liabilities (assets):
     Depreciation & cost recovery timing
       differences                                $ 66,655             $ 53,338
     Regulatory assets recoverable through
       future rates                                 11,311               11,703
     Regulatory liabilities to be settled through
       future rates                                 (2,396)              (5,545)
     Employee benefit obligations                  (11,695)             (15,704)
     Other - net                                        15                1,809
--------------------------------------------------------------------------------
         Net non-current deferred tax liability     63,890               45,601
--------------------------------------------------------------------------------
Current deferred tax liability:
     Deferred fuel costs - net                       3,118                2,245
--------------------------------------------------------------------------------
         Net deferred tax liability               $ 67,008             $ 47,846
================================================================================

At December 31, 2003, and 2002, investment tax credits totaling $4.4 million and $5.4 million, respectively, are included in Deferred credits and other liabilities. These investment tax credits are amortized over the lives of the related investments. The Company has no tax credit carryforwards at December 31, 2003. Alternative Minimum Tax credit carryforwards of approximately $5.2 million were utilized in 2001.

5. Transactions with Vectren Affiliates

ProLiance Energy, LLC
ProLiance Energy, LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides natural gas and related services to Indiana Gas, the Ohio operations, Citizens Gas and others. ProLiance also began providing service to SIGECO in 2002. ProLiance's primary business is optimizing the gas portfolios of utilities and providing services to large end use customers.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the years ended December 31, 2003, 2002, and 2001, totaled $451.8 million, $321.6 million, and $396.5 million, respectively. Amounts owed to ProLiance at December 31, 2003, and 2002, for those purchases were $50.7 million and $46.1 million, respectively, and are included in Accounts payable to affiliated companies in the Balance Sheets. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Other Affiliate Transactions
Vectren has ownership interests in other affiliated companies accounted for using the equity method of accounting that perform underground construction and repair, facilities locating, and meter reading services to the Company. For the years ended December 31, 2003, 2002, and 2001, fees for these services and construction-related expenditures paid by the Company to Vectren affiliates totaled $25.4 million, $29.5 million, and $21.1 million, respectively. Amounts charged by these affiliates are market based. Amounts owed to unconsolidated affiliates other than ProLiance totaled $0.3 million and $1.1 million at December 31, 2003, and 2002, respectively, and are included in Accounts payable to affiliated companies in the Balance Sheets.

6. Borrowing Arrangements & Other Financing Transactions

Short-Term Borrowings
As of December 31, 2003, the Company has no short-term borrowing arrangements with third parties and relies entirely on the short-term borrowing arrangements of VUHI for short-term working capital needs. Borrowings outstanding at December 31, 2003 and 2002, were $64.0 million and $108.2 million, respectively. The intercompany credit line totals $325 million, but is limited to VUHI's available capacity ($162 million of additional capacity at December 31, 2003) and is subject to the same terms and conditions as VUHI's commercial paper program. Short-term borrowings bear interest at VUHI's weighted average daily cost of short-term funds. See the table below for interest rates and outstanding balances.

                                                    Year ended December 31,
--------------------------------------------------------------------------------
(In thousands)                                2003          2002          2001
--------------------------------------------------------------------------------
Weighted average total outstanding during
  the year due from VUHI (in thousands) $ 97,178 $ 78,903 $ 159,632 Weighted average total outstanding during the year payable to third parties
  (in thousands)                            $      -      $    -       $ 112,182
Weighted average interest rates during the year :
       VUHI                                       1.35%      2.02%         5.24%
       Commercial paper                             N/A        N/A         4.65%

Long-Term Debt
Senior unsecured obligations outstanding and classified as long-term by subsidiary follow:

                                                            At December 31,
--------------------------------------------------------------------------------
 (In thousands)                                           2003           2002
--------------------------------------------------------------------------------
  Fixed Rate Senior Unsecured Notes Payable to VUHI:
    2011, 6.625%                                       $  98,953       $ 98,920
    2018, 5.75%                                           37,140              -
    2031, 7.25%                                           48,355         48,355
--------------------------------------------------------------------------------
         Total long-term debt payable to VUHI          $ 184,448      $ 147,275
================================================================================

  Fixed Rate Senior Unsecured Notes Payable to
   Third Parties:
    2003, Series F, 5.75%                              $       -       $ 15,000
    2004, Series F, 6.36%                                 15,000         15,000
    2007, Series E, 6.54%                                  6,500          6,500
    2013, Series E, 6.69%                                  5,000          5,000
    2015, Series E, 7.15%                                  5,000          5,000
    2015, Insured Quarterly, 7.15%                        20,000         20,000
    2015, Series E, 6.69%                                  5,000          5,000
    2015, Series E, 6.69%                                 10,000         10,000
    2021, Private Placement, 9.375%, $1,250 due
      annually in 2002                                         -         23,750
    2025, Series E, 6.53%                                 10,000         10,000
    2027, Series E, 6.42%                                  5,000          5,000
    2027, Series E, 6.68%                                  3,500          3,500
    2027, Series F, 6.34%                                 20,000         20,000
    2028, Series F, 6.75%                                      -         13,563
    2028, Series F, 6.36%                                 10,000         10,000
    2028, Series F, 6.55%                                 20,000         20,000
    2029, Series G, 7.08%                                 30,000         30,000
    2030, Insured Quarterly, 7.45%                        49,917         49,917
--------------------------------------------------------------------------------
Total long-term debt outstanding payable to
  third parties                                          214,917        267,230
    Current maturities                                   (15,000)       (38,750)
    Debt subject to tender                                (3,500)             -
--------------------------------------------------------------------------------
      Long-term debt payable to third parties - net of
       current maturities & debt subject to tender     $ 196,417      $ 228,480
================================================================================


Issuances Payable to VUHI in 2003
In 2003, the Company issued $37.1 million of long-term debt payable to VUHI. The note has terms identical to the terms of notes issued by VUHI in July 2003 through a public offering. Those notes have an interest rate of 5.75% priced at 99.177% to yield 5.80% to maturity and are due August 2018. They have no sinking fund requirements, and interest payments are due semi-annually. The notes may be called by VUHI, in whole or in part, at any time for an amount equal to accrued and unpaid interest, plus the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined in VUHI's indenture, plus 25 basis points.

Issuances Payable to VUHI in 2001
In 2001, the Company issued $147.3 million of long-term debt payable to VUHI. Of this amount, $48.4 million has terms that are identical to the terms of notes issued by VUHI in October 2001 (October Notes) and $98.9 million has terms identical to the notes issued by VUHI in December 2001 (December Notes), both through public offerings. The October Notes have an aggregate principal amount of $100.0 million and an interest rate of 7.25%. The December Notes have an aggregate principal amount of $250.0 million and an interest rate of 6.625%, priced at 99.302% to yield 6.69% to maturity.

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

Debt Call
During 2003, the Company called two senior unsecured notes. The first note had a remaining principal amount of $21.3 million, an interest rate of 9.375%, was originally due in 2021, and was redeemed at 105.525% of the stated principal amount. The second note had a principal amount of $13.5 million, an interest rate of 6.75%, was originally due in 2028, and was redeemed at the principal amount. Pursuant to regulatory authority, the premiums paid to retire the net carrying value of these notes totaling $1.1 million were deferred as a regulatory asset. The proceeds to fund the early redemption were received from VUHI in the form of new long-term debt discussed above and $125 million in additional equity. To generate the initial proceeds to fund these transactions, in July 2003, VUHI completed a public offering of long-term debt netting proceeds of approximately $203 million, and Vectren completed a public offering of common stock in August 2003 netting proceeds of approximately $163 million.

Other Debt Payments
Other Company debt totaling $17.5 million in 2003, $6.5 million in 2002, and $7.4 million in 2001 was retired pursuant to normal terms.

Long-Term Debt Sinking Fund Requirements & Maturities
Maturities and sinking fund requirements on long-term debt during the five years following 2003 (in millions) are $15.0 in 2004, zero in 2005, zero in 2006, $6.5 in 2007, and zero in 2008.

Long-Term Debt Put & Call Provisions
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity. The put or call provisions are not triggered by specific events, but are based upon dates stated in the note agreements. Debt which may be put to the Company during the years following 2003 (in millions) is $3.5 in 2004, $10.0 in 2005, zero in 2006, $20.0 in 2007, zero in 2008, and $40.0 thereafter. Debt that may be put to the Company within one year is classified as Long-term debt subject to tender in current liabilities.

Covenants
Borrowing arrangements contain customary default provisions; restrictions on liens, sale leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage and interest coverage, among other restrictions. As of December 31, 2003, the Company was in compliance with all financial covenants.

7.  Commitments & Contingencies

Commitments
Firm purchase commitments for commodities total (in millions) $50.5 in 2004 and $10.9 in 2005.

United States Securities and Exchange Commission (SEC) Informal Inquiry
As more fully described in the 2002 financial statements, the Company restated its annual financial statements for 2000 and 2001, and its 2002 quarterly results. The Company received an informal inquiry from the SEC with respect to this restatement. In response, the Company met with the SEC staff and provided information in response to their requests, with the most recent response provided on July 26, 2003.

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 8 regarding environmental matters.

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

Indiana Gas has identified the existence, location, and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to the IDEM's Voluntary Remediation Program (VRP) and is currently conducting some level of remedial activities, including groundwater monitoring at certain sites, where deemed appropriate, and will continue remedial activities at the sites as appropriate and necessary.

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

9.  Derivatives & Other Financial Instruments

Accounting Policy for Derivatives
The Company executes derivative contracts in the normal course of operations while buying and selling commodities to be used in operations and managing risk.

When an energy contract that is a derivative is designated and documented as a normal purchase or normal sale, it is exempted from mark-to-market accounting. Otherwise, energy contracts and financial contracts that are derivatives are recorded at market value as current or non-current assets or liabilities depending on their value and on when the contracts are expected to be settled. The offset resulting from carrying the derivative at fair value on the balance sheet is charged to earnings unless it qualifies as a hedge or is subject to SFAS 71. When hedge accounting is appropriate, the Company assesses and documents hedging relationships between the derivative contract and underlying risks as well as its risk management objectives and anticipated effectiveness. When the hedging relationship is highly effective, derivatives are designated as hedges. The market value of the effective portion of the hedge is marked to market in accumulated other comprehensive income for cash flow hedges or as an adjustment to the underlying's basis for fair value hedges. The ineffective portion of hedging arrangements is marked-to-market through earnings. The offset to contracts affected by SFAS 71 are marked-to-market as a regulatory asset or liability. Market value for all derivative contracts is determined using quoted market prices from independent sources. Following is a more detailed discussion of the Company's use of mark-to-market accounting related to natural gas procurement.

The Company's operations have limited exposure to commodity price risk for purchases and sales of natural gas for retail customers due to current Indiana regulations which, subject to compliance with those regulations, allow for recovery of such purchases through natural gas cost adjustment mechanisms. Although the Company's operations are exposed to limited commodity price risk, volatile natural gas prices can result in higher working capital requirements, increased expenses including unrecoverable interest costs, uncollectible accounts expense, and unaccounted for gas, and some level of price- sensitive reduction in volumes sold. The Company mitigates these risks by executing derivative contracts that manage the price of forecasted natural gas purchases. These contracts are subject to regulation which allows for reasonable and prudent hedging costs to be recovered through rates. When regulation is involved, SFAS 71 controls when the offset to mark-to-market accounting is recognized in earnings. The market value of natural gas procurement derivative contracts at December 31, 2003, was not significant.

Impact of Adoption of SFAS 133
In June 1998, the FASB issued SFAS 133 which required that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its market value and that a change in the derivative's market value be recognized currently in earnings unless specific hedge criteria are met.

SFAS 133, as amended, required that as of the date of initial adoption, the difference between the market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate. As of and since the date of adoption on January 1, 2001, the Company has engaged only in limited derivative activity subject to SFAS 71.

Fair Value of Other Financial Instruments
The carrying values and estimated fair values of the Company's other financial instruments follow:

                                                  At December 31,
 -------------------------------------------------------------------------------
                                           2003                    2002
                                    ---------------------  ---------------------
 (In thousands)                     Carrying    Est.Fair    Carrying   Est. Fair
                                     Amount       Value      Amount     Value
 --------------------------------  ----------------------  ---------------------
  Long-term debt due to third
   parties                          $ 214,917   $ 227,290   $ 267,230  $ 280,983
  Long-term debt due to VUHI          184,448     200,823     147,275    157,392
  Short-term debt due to VUHI          63,974      63,974     108,182    108,182
--------------------------------------------------------------------------------


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

10. Additional Operational & Balance Sheet Information

Other - net in the Statements of Income consists of the following:

                                                 Year ended December 31,
--------------------------------------------------------------------------------
 (In thousands)                          2003             2002            2001
--------------------------------------------------------------------------------
AFUDC                                   $ 125            $ 834          $ 989
Other income                              696              741            655
Other expense                          (1,549)            (717)        (1,988)
--------------------------------------------------------------------------------
    Total other - net                  $ (728)           $ 858         $ (344)
================================================================================

Prepayments and other current assets in the Balance Sheets consist of the following:

                                                    At December 31,
----------------------------------------------------------------------------
 (In thousands)                                  2003             2002
----------------------------------------------------------------------------
Prepaid gas delivery service                    $45,820          $36,632
Prepaid taxes                                    22,974                -
Other prepayments & current assets                1,363              458
----------------------------------------------------------------------------
   Total prepayments & other current assets    $ 70,157         $ 37,090
============================================================================

Accrued liabilities in the Balance Sheets consist of the following:
                                                     At December 31,
----------------------------------------------------------------------------
 (In thousands)                                     2003             2002
----------------------------------------------------------------------------
Accrued taxes                                     $10,443          $ 8,106
Refunds to customers & customer deposits           10,362            7,245
Accrued interest                                    4,293            5,689
Deferred income taxes                               3,118            2,245
Other                                               8,314            6,767
----------------------------------------------------------------------------
    Total accrued liabilities                    $ 36,530         $ 30,052
============================================================================


11. Special Charges for 2001

Restructuring & Related Charges
As part of continued cost saving efforts, in June 2001, the Company's management and the board of directors approved a plan to restructure, primarily, its regulated operations. The restructuring plan included the elimination of certain administrative and supervisory positions in its utility operations and corporate office. Charges of $5.4 million were expensed in June 2001 as a direct result of the restructuring plan. Additional charges of $3.3 million were incurred during the remainder of 2001 primarily for consulting fees, employee relocation, and duplicate facilities costs. In total, the Company incurred restructuring charges of $8.7 million. These charges were comprised of $3.2 million for employee severance, related benefits and other employee related costs, $4.0 million for lease termination fees related to duplicate facilities and other facility costs, and $1.5 million for consulting and other fees.

The $3.2 million of severance and related costs includes $0.5 million of deferred compensation payable at various times through 2016. The $4.0 million of lease termination fees includes $1.0 million of non-cash charges for impaired leasehold improvements.

Employee severance and related costs are associated with approximately 45 employees. Employee separation benefits include severance, healthcare, and outplacement services. During 2001, approximately 38 employees had exited the business. The restructuring program was completed during 2001, except for the departure of the remaining employees impacted by the restructuring which occurred during 2002 and the final settlement of the lease obligation which has yet to occur.

At the beginning of 2002, the remaining accrual related to the restructuring was $4.0 million. Of that amount, $1.0 million remained accrued for severance, half of which relates to deferred compensation arrangements, and $3.0 million remained for lease termination fees. During 2002, the accrual for severance did not substantially change, and $1.0 million of lease costs were paid. At December 31, 2002, the remaining restructuring accrual was $2.8 million ($0.8 million for severance and $2.0 million for lease costs). During 2003, $0.2 million was paid for severance, and the accrual for lease costs did not substantially change. At December 31, 2003, the remaining restructuring accrual was $2.6 million ($0.6 million for severance and $2.0 million for lease costs). The restructuring accrual is included in Accrued liabilities.

Merger & Integration Costs
Merger and integration related costs incurred during 2001 totaled $0.6 million. These costs relate primarily to transaction costs, severance, and other merger and acquisition integration activities. As a result of merger and integration activities, management retired certain information systems in 2001. Accordingly, the useful lives of these assets were shortened to reflect this decision. These information system assets are owned by VUHI, and the fees allocated by VUHI for the use of these systems is reflected in other operating expenses. As a result of the shortened useful lives, additional fees were incurred by the Company, resulting in additional other operating expense of $9.6 million ($6.0 million after tax) for the year ended December 31, 2001. Merger and integration activities resulting from the 2000 merger forming Vectren were completed in 2001.

12. Impact of Recently Issued Accounting Guidance

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133, (2) in connection with other projects dealing with financial instruments, and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. The adoption did not have a material effect on the Company's results of operations or financial condition.

SFAS 150
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003; otherwise, the standard was effective for all other financial instruments at the beginning of the Company's third quarter of 2003. In October 2003, the FASB issued further guidance regarding mandatorily redeemable stock which is effective January 1, 2004, for the Company. The adoption of SFAS 150 on January 1, 2004, did not affect the Company's results of operations or financial condition.

FASB Interpretation (FIN) 45
In November 2002, the FASB issued FIN 45. FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken. The initial recognition and measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition.

FIN 46/46-R (Revised in December 2003)
In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE) and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and thus improves comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. In December 2003, the FASB completed its deliberations of proposed modifications to FIN 46 and decided to codify both the proposed modifications and other decisions previously issued through certain FASB Staff Positions into one document that was issued as a revision to the original Interpretation (FIN 46-R). FIN 46-R currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 is to be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. Although management is still evaluating the impact of FIN 46 and related Staff Positions on its financial position and results of operations, the adoption is not expected to have a material effect.

Staff Accounting Bulletin No. 104
In December 2003, the SEC published Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition". This SAB updates portions of the SEC staff's interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary and conforms the interpretive material retained because of pronouncements issued by the FASB's EITF on various revenue recognition topics, including EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The Company's adoption of the standard did not have an impact on its revenue recognition policies.

13. Subsequent Event

On March 19, 2004, Indiana Gas (d/b/a Vectren Energy Delivery of Indiana, Inc.) filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in a 49-county region covering central and southeastern Indiana. If the filing is approved, Indiana Gas expects to increase its base rates by approximately $47 million to cover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 525,000 customers. If approved, the typical residential customer that uses natural gas to heat his/her home would see a bill increase of about 7 percent.

The petition only addresses Indiana Gas' "non-gas" costs which are incurred to build, operate and maintain the pipes, other equipment and systems that are used to deliver gas. The filing also includes a normal temperature adjustment (NTA) mechanism to reduce the impact on customer bills caused by the variations in weather. With the NTA, historic average temperatures serve as the basis for computing customers' bills, thereby smoothing out the effects of significant temperature fluctuations.

The timing and ultimate outcome of this regulatory initiative is uncertain.


14. Quarterly Financial Data  (Unaudited)

Information in any one quarterly period is not indicative of annual results due to the seasonal variations common to the Company's utility operations. Summarized quarterly financial data for 2003 and 2002 follows:

--------------------------------------------------------------------------------
(In thousands)                      Q1             Q2         Q3            Q4
--------------------------------------------------------------------------------

2003
     Results of Operations:
     Operating revenues         $ 295,380    $ 104,846     $ 73,606    $ 194,382
     Gas operating margin          86,396       40,312       27,698       63,134
     Operating income (loss)       32,631        6,175       (2,125)      18,842
     Net income (loss)             30,172       (3,134)     (11,136)      15,629

2002
     Results of Operations:
     Operating revenues         $ 200,201    $  83,953     $ 57,900    $ 185,389
     Gas operating margin          73,441       38,484       28,252       66,848
     Operating income              26,610        7,639          682       25,288
     Net income (loss)             23,591          498       (9,338)      19,768

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a.  CONTROLS AND PROCEDURES

                Evaluation of Disclosure Controls and Procedures

As of December 31, 2003, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

Disclosure controls and procedures, as defined by the Exchange Act in Rules 13a-15(e) and 15d-15(e), are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

              Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2003, there have been no significant changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Internal control over financial reporting is defined by the SEC in Final Rule:
Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports. The final rule defines internal control over financial reporting as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Intentionally omitted. See the table of contents of this Annual Report on Form 10-K for explanation.

Vectren's Corporate Governance Guidelines, its charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees, and its Code of Ethics covering Vectren's directors, officers and employees are available on Vectren's website, www.vectren.com, and a copy will be mailed upon request to Investor Relations, Attention: Steve Schein, 20 N.W. Fourth Street, Evansville, Indiana 47708. Vectren intends to disclose any amendments to the Code of Ethics or waivers of the Code of Ethics on behalf of its directors or officers including, but not limited to, the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions on Vectren's website at the Internet address set forth above promptly following the date of such amendment or waiver and such information will also be available by mail upon request to Investor Relations,
Attention: Steve Schein, 20 N.W. Fourth Street, Evansville, Indiana 47708.

ITEM 11.   EXECUTIVE COMPENSATION

Intentionally omitted. See the table of contents of this Annual Report on Form 10-K for explanation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Intentionally omitted. See the table of contents of this Annual Report on Form 10-K for explanation.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Intentionally omitted. See the table of contents of this Annual Report on Form 10-K for explanation.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following tabulation shows the audit and non-audit fees paid to Deloitte & Touche, LLP (Deloitte) for the years ending December 31, 2003, and December 31, 2002. The fees represent amounts applicable to audits and audit-related and tax services for all of Vectren Corporation and its subsidiary companies.

--------------------------------------------------------------------------------
                                               2003                    2002
--------------------------------------------------------------------------------
Audit Fees(1)                             $  1,187,950           $    350,000
Audit-Related Fees(2)                          234,000                135,555
Tax Fees(3)                                     92,000                 73,625
All Other Fees(4)                                   -                      -
--------------------------------------------------------------------------------
Total Fees Paid to Deloitte               $  1,513,950           $    559,180
================================================================================

(1) Aggregate fees incurred payable to Deloitte for professional services rendered for the audit of Vectren's 2003 fiscal year annual financial statements and the review of financial statements included in Vectren's Forms 10-Q filed during Vectren's 2003 fiscal year. This includes fees incurred for audit services related to certain of Vectren's subsidiaries in connection with the audit of Vectren's financial statements. The amount also includes fees paid to Deloitte for the audits of Vectren's 2000 and 2001 financial statements and the completion of the audit of the 2002 financial statements. The 2002 amount relates to the audit of Vectren's 2002 financial statements and reviews of Vectren's Forms 10-Q filed during the 2002 fiscal year.
(2) Audit related fees consisted principally of consultation on various accounting issues in 2003 and 2002, and reviews related to various financing transactions completed during 2003.
(3) Tax fees consisted of fees paid to Deloitte for tax planning and review of tax returns of Vectren.
(4)  All Other Fees - None.

Pursuant to its charter, Vectren's Audit Committee is responsible for selecting, approving professional fees, and overseeing the independence, qualifications and performance of the independent auditors. The Audit Committee has adopted a formal policy with respect to the pre-approval of audit and permissible non-audit services provided by the independent auditors. Pre-approval is assessed on a case-by-case basis. In assessing requests for services to be provided by the independent auditors, the Audit committee considers whether such services are consistent with the auditors' independence, whether the independent auditors are likely to provide the most effective and efficient service based upon their familiarity with Vectren, and whether the service could enhance Vectren's ability to manage or control risk or improve audit quality. The audit-related, tax, and other services provided by Deloitte in the last fiscal year and related fees were approved by the Audit Committee in accordance with this policy.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                 List Of Documents Filed As Part Of This Report

Financial Statements

The financial statements and related notes, together with the report of Deloitte & Touche LLP, appear in Part II "Item 8 Financial Statements and Supplementary Data" of this Form 10-K.

Supplemental Schedules

For the years ended December 31, 2003, 2002, and 2001, the Company's Schedule II -- Valuation and Qualifying Accounts Financial Statement Schedules is presented on page 42. The report of Deloitte & Touche LLP on the schedule may be found in
Item 8.

All other schedules are omitted as the required information is inapplicable or the information is presented in the Financial Statements or related notes in
Item 8.

List of Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

      Exhibits for the Company attached to this filing filed electronically with the SEC are listed on page 43.
      Exhibits for the Company are listed in the Index to Exhibits beginning on page 44.

              Reports On Form 8-K During The Last Calendar Quarter

On October 22, 2003, the Company filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding Vectren Corporation's results of operations, financial position and cash flows for the three, nine, and twelve month periods ended September 30, 2003. The financial information was released to the public through this filing.

      Item 7.  Exhibits
               99-1 - Press Release - Vectren Corporation Reports Third Quarter 2003 Results
               99-2 - Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
      Item 12. Results of Operations and Financial Condition


On December 11, 2003, the Company filed a Current Report on Form 8-K with respect to an analyst meeting where a discussion of Vectren Corporation's current financial and operating results and plans for the future will occur.

      Item 9.  Regulation FD Disclosure
      Index to Exhibits
               99-1 - Press Release - Vectren Corporation Provides 2004 Earnings Guidance
               99- 2 - Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995


                                   SCHEDULE II
                            Indiana Gas Company, Inc.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


Column A                               Column B       Column C        Column D  Column E
----------------------------------------------------------------------------------------
                                                     Additions
                                                 -----------------
                                       Balance                       Deductions  Balance
                                         at       Charged  Charged      from       at
                                       Beginning     to    to Other   Reserves,  End of
Description                            Of Year   Expenses Accounts      Net       Year
----------------------------------------------------------------------------------------
(In thousands)

VALUATION & QUALIFYING ACCOUNTS:

Year 2003-Accumulated provision for
           uncollectible accounts      $ 1,399   $ 6,073   $ -        $ 5,532   $ 1,940
Year 2002-Accumulated provision for
           uncollectible accounts      $   987   $ 4,750   $ -        $ 4,338   $ 1,399
Year 2001-Accumulated provision for
           uncollectible accounts      $ 2,063   $ 7,670   $ -        $ 8,746   $   987


OTHER RESERVES:

Year 2002-Reserve for merger &
           integration charges         $   200   $   -     $ -        $   200   $     -
Year 2001-Reserve for merger &
           integration charges         $ 1,293   $   -     $ -        $ 1,093   $   200

Year 2003-Reserve for restructuring
           costs                       $ 2,787   $   -     $ -        $   216   $ 2,571
Year 2002-Reserve for restructuring
           costs                       $ 3,960   $   -     $ -        $ 1,173   $ 2,787
Year 2001-Reserve for restructuring
           costs                       $   -     $ 5,883   $ -        $ 1,923   $ 3,960


                            Indiana Gas Company, Inc.
                                 2003 Form 10-K
                                Attached Exhibits

The following Exhibits were filed electronically with the SEC with this filing. See Page 44 of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit
Number     Document

4.5 Promissory Note for Long-Term Loans dated September 1, 2003, between Indiana Gas Company, Inc. and Vectren Utility Holdings, Inc.

31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                INDEX TO EXHIBITS

2.  Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1 Asset Purchase Agreement dated December 14, 1999 between Indiana Energy, Inc. and The Dayton Power and Light Company and Number-3CHK with a commitment letter for a 364-Day Credit Facility dated December 16,1999. (Filed and designated in Current Report on Form 8-K dated December 28, 1999, File No. 1-9091, as Exhibit 2 and 99.1.)

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

4.2 Indenture dated October 19, 2001, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated October 19, 2001, File No. 1-16739, as Exhibit 4.1); First Supplemental Indenture, dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association.
        (Filed and designated in Form 8-K, dated October 19, 2001, File
        No. 1-16739, as Exhibit 4.2); Second Supplemental Indenture, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated November 29, 2001, File No. 1-16739, as Exhibit 4.1); Third Supplemental Indenture, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated July 24, 2003, File No. 1-16739, as Exhibit 4.1.

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

4.5 Promissory Note for Long-Term Loans dated September 1, 2003, between Indiana Gas Company, Inc. and Vectren Utility Holdings, Inc.
        (Filed herewith.)

10. Material Contracts
10.1 Summary description of Southern Indiana Gas and Electric Company's nonqualified Supplemental Retirement Plan (Filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-17.) First Amendment, effective April 16, 1997 (Filed and designated in Form 10-K for the fiscal year 1997, File No. 1-3553, as Exhibit 10.29.).

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

10.5 Indiana Energy, Inc. Executive Restricted Stock Plan as amended and restated effective October 1, 1998. (Filed and designated in Form 10-K for the fiscal year ended September 30, 1998, File No. 1-9091, as Exhibit 10-O.) First Amendment, effective December 1, 1998 (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-I.).

10.6 Indiana Energy, Inc. Director's Restricted Stock Plan as amended and restated effective May 1, 1997. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-9091, as Exhibit 10-B.) First Amendment, effective December 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-J.) Second Amendment, Plan renamed the Vectren Corporation Directors Restricted Stock Plan effective October 1, 2000. (Filed and designated in Form 10-K for the year ended December 31, 2000, File No. 1-15467, as Exhibit 10-34.) Third Amendment, effective March 28, 2001. (Filed and designated in Form 10-K for the year ended December 31, 2000, File No. 1-15467, as
        Exhibit 10-35.) 10.7 Vectren Corporation At Risk Compensation Plan effective May 1, 2001. (Filed and designated in Vectren Corporation's Proxy Statement dated March 16, 2001, File No. 1-15467, as Appendix B.)

10.8 Vectren Corporation Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2001. (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.32.)

10.9 Vectren Corporation Employment Agreement between Vectren Corporation and Niel C. Ellerbrook dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.1.)

10.10 Vectren Corporation Employment Agreement between Vectren Corporation and Jerome A. Benkert, Jr. dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.3.)

10.11 Vectren Corporation Employment Agreement between Vectren Corporation and Ronald E. Christian dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.5.)

10.12 Vectren Corporation Employment Agreement between Vectren Corporation and Richard G. Lynch dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.8.)

10.13 Vectren Corporation Employment Agreement between Vectren Corporation and William S. Doty dated as of April 30, 2001. (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.43.)

10.14 Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC, effective August 30, 2003. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No 1-1567, as Exhibit 10.15.)

10.15 Gas Sales and Portfolio Administration Agreement between Vectren Energy Delivery of Ohio and ProLiance Energy, LLC, effective October 31, 2000. (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10-24.)

10.16 Formation Agreement among Indiana Energy, Inc., Indiana Gas Company, Inc., IGC Energy, Inc., Indiana Energy Services, Inc., Citizens Gas & Coke Utility, Citizens Energy Services Corporation and ProLiance Energy, LLC, effective March 15, 1996. (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1996, File No. 1-9091, as Exhibit 10-C.)

21. Subsidiaries of the Company
Intentionally omitted. See the table of contents of this Annual Report on Form 10-K for explanation.

31. Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 Chief Executive Officer Certification Pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002 is attached hereto as Exhibit 31.1

Chief Financial Officer Certification Pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002 is attached hereto as Exhibit 31.2

32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002 is attached hereto as Exhibit 32.1

99. Additional Exhibits
99.1 Amended and Restated Articles of Incorporation of Vectren Corporation effective March 31, 2000. (Filed and designated in Current Report on Form 8-K filed April 14, 2000, File No.
        1-15467, as Exhibit 4.1.)

99.2 Amended and Restated Code of By-Laws of Vectren Corporation as of October 29, 2003. (Filed and designated in Quarterly Report on Form 10-Q filed November 13, 2003, File No. 1-15467, as Exhibit 3.1.)

99.3 Shareholders Rights Agreement dated as of October 21, 1999 between Vectren Corporation and Equiserve Trust Company, N.A., as Rights Agent. (Filed and designated in Form S-4 (No. 333-90763), filed November 12, 1999, File No. 1-15467, as Exhibit 4.)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INDIANA GAS COMPANY, INC.


Dated   February 25, 2004
                                 /s/ Niel C. Ellerbrook
                                 ----------------------
                                 Niel C. Ellerbrook,
                                 Chairman, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

            Signature                    Title                       Date

/s/  Niel C. Ellerbrook         Chairman, Chief Executive      February 25, 2004
---------------------------     Officer, & Director (Principal
     Niel C. Ellerbrook         Executive Officer)



/s/  Jerome A. Benkert, Jr.     Executive Vice President,      February 25, 2004
---------------------------     Chief Financial Officer, &
     Jerome A. Benkert, Jr.     Director (Principal Financial
                                Officer)



/s/  M. Susan Hardwick          Vice President, Controller, &  February 25, 2004
---------------------------     Director (Principal Accounting
     M. Susan Hardwick          Officer)


/s/  Ronald E. Christian        Director                       February 25, 2004
---------------------------
     Ronald E. Christian


/s/  William S. Doty            Director                       February 25, 2004
---------------------------
     William S. Doty